Form 10-K
period 2020-12-31
CVS HEALTH Corp
filed 2021-02-16
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
        (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer ☑	Accelerated filer			☐
Non-accelerated filer ☐	Smaller reporting company			☐
	Emerging growth company			☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.				☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☑	No
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $84,719,366,378 as of June 30, 2020, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.
As of February 8, 2021, the registrant had 1,311,354,926 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

The following materials are incorporated by reference into this Form 10-K:
Information contained in the definitive proxy statement for CVS Health Corporation’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

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

Certain information contained in this 10-K is forward-looking within the meaning of the Reform Act or SEC rules. This information includes, but is not limited to: “Outlook for 2021” of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in Item 7, “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A, “Government Regulation” included in Item 1, and “Risk Factors” included in Item 1A. In addition, throughout this 10-K and our other reports and communications, we use the following words or variations or negatives of these words and similar expressions when we intend to identify forward-looking statements:

·	Anticipates	·	Believes	·	Can	·	Continue	·	Could
·	Estimates	·	Evaluate	·	Expects	·	Explore	·	Forecast
·	Guidance	·	Intends	·	Likely	·	May	·	Might
·	Outlook	·	Plans	·	Potential	·	Predict	·	Probable
·	Projects	·	Seeks	·	Should	·	View	·	Will

All statements addressing the future operating performance of CVS Health or any segment or any subsidiary and/or future events or developments, including statements relating to the projected impact of coronavirus disease 2019 (“COVID-19”) on the Company’s businesses, investment portfolio, operating results, cash flows and/or financial condition, statements relating to corporate strategy, statements relating to future revenue, operating income or adjusted operating income, earnings per share or adjusted earnings per share, Pharmacy Services segment business, sales results and/or trends and/or operations, Retail/LTC segment business, sales results and/or trends and/or operations, Health Care Benefits segment business, sales results and/or trends, medical cost trends, medical membership, Medicare Part D membership, medical benefit ratios and/or operations, incremental investment spending, interest expense, effective tax rate, weighted-average share count, cash flow from operations, net capital expenditures, cash available for debt repayment, integration synergies, net synergies, integration costs, enterprise modernization, transformation, leverage ratio, cash available for enhancing shareholder value, inventory reduction, turn rate and/or loss rate, debt ratings, the Company’s ability to attract or retain customers and clients, store development and/or relocations, new product development, and the impact of industry and regulatory developments, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

PART I

Item 1. Business.

Overview

CVS Health Corporation (“CVS Health”), together with its subsidiaries (collectively, the “Company,” “we,” “our” or “us”), is a diversified health services company united around a common purpose of helping people on their path to better health. In an increasingly connected and digital world, we are meeting people wherever they are and changing health care to meet their needs. The Company has more than 9,900 retail locations, approximately 1,100 walk-in medical clinics, a leading pharmacy benefits manager with approximately 105 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year and expanding specialty pharmacy services. We also serve an estimated 34 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

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

The Company has four reportable segments: Pharmacy Services, Retail/LTC, Health Care Benefits and Corporate/Other.

COVID-19

The COVID-19 pandemic has severely impacted the economies of the U.S. and other countries around the world. Beginning in March 2020, the effects of the COVID-19 pandemic began to emerge in the U.S. The Company executed preparedness plans to maintain continuity of its operations, including transitioning many office-based colleagues to a remote work environment and installing protective equipment in our retail pharmacies. The Company also provided enhanced benefits to its colleagues, including bonuses to frontline colleagues, dependent care financial assistance, paid sick leave for part-time colleagues and paid time off to colleagues who test positive or are quarantined due to exposure to COVID-19.

Our strong local presence and scale in communities across the country enabled us to play an indispensable role in the national response to COVID-19, as well as provide seamless support for our customers wherever they needed us: in our CVS locations, in their homes, and virtually. The Company offered COVID-19 diagnostic testing at more than 4,000 CVS Pharmacy® locations as of December 31, 2020 and launched critical diagnostic testing for the vulnerable senior population in long-term care facilities in partnership with three states. The Company was also selected to administer COVID-19 vaccines in both long-term care facilities and its retail pharmacies. The Company began administering COVID-19 vaccinations in long-term care facilities and in certain of its retail pharmacies during December 2020 and February 2021, respectively, and expects to play a significant role in COVID-19 vaccine administration in the future. In the Health Care Benefits segment, the Company also expanded benefit coverage to its members, including cost-sharing waivers for COVID-19 related treatments, as well as assistance to members through premium credits, telehealth cost-sharing waivers and other investments.

The impact of COVID-19 on the Company’s businesses, operating results, cash flows and financial condition in the year ended December 31, 2020, as well as information regarding certain expected impacts of COVID-19 on the Company, is discussed throughout this 10-K.

Pharmacy Services Segment

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, including plan design offerings and administration, formulary management, retail pharmacy network management services, mail order pharmacy, specialty pharmacy and infusion services, clinical services, disease management services and medical spend management. The Pharmacy Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care (“Managed Medicaid”) plans, plans offered on public health insurance exchanges (“Public Exchanges”) and private health insurance exchanges (“Private Exchanges” and together with Public Exchanges, “Insurance Exchanges”) and other sponsors of health benefit plans throughout the United States. The

Pharmacy Services segment includes retail specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies, compounding pharmacies and branches for infusion and enteral nutrition services. During the year ended December 31, 2020, the Company’s PBM filled or managed 2.1 billion prescriptions on a 30-day equivalent basis.

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

Formulary Management
The Company utilizes an independent panel of doctors, pharmacists and other medical experts, referred to as the CVS Caremark National Pharmacy and Therapeutics Committee, to review and approve the selection of drugs that meet the Company’s standards of safety and efficacy for inclusion on one of the Company’s template formularies. The Company’s formularies provide recommended products in numerous drug classes to help ensure member access to clinically appropriate drugs with alternatives within a class under the client’s pharmacy benefit plan, while helping to drive the lowest net cost for clients that select one of the Company’s formularies. To help improve clinical outcomes for members and clients, the Company conducts ongoing, independent reviews of all drugs, including those appearing on the formularies and generic equivalent products. Many of the Company’s clients choose to adopt a template formulary offering as part of their plan design. PBM clients are given capabilities to offer real time benefits information for a member’s specific plan design, provided digitally at the point of prescribing, at the pharmacy and directly to members.

Retail Pharmacy Network Management Services
The Company maintains a national network of approximately 66,000 retail pharmacies, consisting of approximately 40,000 chain pharmacies (which includes CVS Pharmacy locations) and approximately 26,000 independent pharmacies, in the United States, including Puerto Rico, the District of Columbia, Guam and the U.S. Virgin Islands. When a customer fills a prescription in a retail pharmacy, the pharmacy sends prescription data electronically to the Company from the point-of-sale. This data interfaces with the Company’s proprietary prescription management systems, which verify relevant plan member data and eligibility, while also performing a drug utilization review to help evaluate clinical appropriateness and safety and confirming that the pharmacy will receive payment for the prescription. The Company also offers a performance program for non-Medicare customers, which can be implemented with either the Company’s broad, national network or with any managed network (as allowed by applicable laws and regulations). Under the program, high performing pharmacies are eligible to receive an incremental positive performance payment. The program aligns with key Healthcare Effectiveness Data Information Set measures utilized by the U.S. Centers for Medicare & Medicaid Services (“CMS”) and is funded by client fees.

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

Specialty Pharmacy and Infusion Services
The Pharmacy Services segment operates specialty mail order pharmacies, retail specialty pharmacy stores and branches for infusion and enteral nutrition services in the United States. The specialty mail order pharmacies are used for delivery of advanced medications to individuals with chronic or genetic diseases and disorders. The Company’s specialty mail order pharmacies also have been awarded Specialty Pharmacy accreditation from URAC. Substantially all of the Company’s specialty mail order pharmacies also have been accredited by The Joint Commission, which is an independent, not-for-profit organization that accredits and certifies health care programs and organizations in the United States.

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

Disease Management Programs
The Company’s clinical programs and services utilize advanced protocols and offer clients convenience in working with health care providers (“providers”) and other third parties. The Company’s UM program covers diseases such as rheumatoid arthritis, Parkinson’s disease, seizure disorders and multiple sclerosis and is accredited by the National Committee for Quality Assurance (“NCQA”), a private, not-for-profit organization that evaluates, accredits and certifies a wide range of health care organizations.

Medical Benefit Management
The Company’s NovoLogix® online preauthorization tool helps identify and capture cost savings opportunities for specialty drugs billed under the medical benefit by identifying outliers to appropriate dosages and costs, and helps to ensure clinically appropriate use of specialty drugs.

Group Purchasing Organization Services
The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants. The Company also provides various administrative, management and reporting services to pharmaceutical manufacturers.

Pharmacy Services Information Systems

The Pharmacy Services segment’s claim adjudication platform incorporates architecture that centralizes the data generated from filling mail order prescriptions, adjudicating retail pharmacy claims and delivering other solutions to PBM clients. The Health Engagement Engine® technology and proprietary clinical algorithms help connect the various parts of the enterprise and serve an essential role in cost management and health improvement, leveraging cloud-native technologies and practices. This capability transforms pharmacy data into actionable interventions at key points of care, including in retail, mail and specialty pharmacies as well as in customer care call center operations, leveraging our enterprise data platform to improve the quality of care. The technology leverages assisted artificial intelligence to deliver insights to the business and bring automation to otherwise manual tasks. Specialty services also connects with our claim adjudication platform and various health plan adjudication platforms with a centralized architecture servicing many clients and members. Operating services, such as Specialty Expedite®, provide an interconnected onboarding solution for specialty medications and branding solutions ranging from fulfillment to total patient management. These services are managed through our new innovative specialty workflow and web platform.

Pharmacy Services Clients

The Company’s Pharmacy Services clients are primarily employers, insurance companies, unions, government employee groups, health plans, Medicare Part D plans, Managed Medicaid plans and plans offered on Insurance Exchanges and other sponsors of health benefit plans throughout the United States. Pharmaceuticals are provided to eligible members in benefit plans maintained by clients and utilize the Company’s information systems, among other things, to help perform safety checks, drug interaction screening and identify opportunities for generic substitution. Substantially all of the Pharmacy Services segment’s revenues are generated from dispensing and managing prescription drugs to eligible members in benefit plans maintained by clients. In 2018, revenues from Aetna accounted for approximately 9.8% of the Company’s consolidated total revenues. On the Aetna Acquisition Date, Aetna became a wholly-owned subsidiary of CVS Health. Subsequent to the Aetna Acquisition Date, revenues from Aetna continue to be reported in the Pharmacy Services segment; however, these revenues are eliminated in the consolidated financial statements.

Pharmacy Services Seasonality

The majority of Pharmacy Services segment revenues are not seasonal in nature.

Pharmacy Services Competition

The Company believes the primary competitive factors in the pharmacy services industry include: (i) the ability to negotiate favorable discounts from drug manufacturers as well as to negotiate favorable discounts from, and access to, retail pharmacy networks; (ii) the ability to identify and apply effective cost management programs utilizing clinical strategies, including the development and utilization of preferred formularies; (iii) the ability to market PBM products and services; (iv) the commitment to provide flexible, clinically-oriented services to clients and be responsive to clients’ needs; (v) the quality, scope and costs of products and services offered to clients and their members; and (vi) operational excellence in delivering services. The Pharmacy Services segment has a significant number of competitors offering PBM services, including large, national PBM companies (e.g., Prime Therapeutics and MedImpact), PBMs owned by large national health plans (e.g., the Express Scripts business of Cigna Corporation and the OptumRx business of UnitedHealth) and smaller standalone PBMs.

Retail/LTC Segment

The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, COVID-19 and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to chronic care facilities and other care settings. As of December 31, 2020, the Retail/LTC segment operated more than 9,900 retail locations, approximately 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies. During the year ended December 31, 2020, the Retail/LTC segment filled 1.5 billion prescriptions on a 30-day equivalent basis. For the year ended December 31, 2020, the Company dispensed approximately 27.1% of the total retail pharmacy prescriptions in the United States.

Retail/LTC Products and Services

A typical retail store sells prescription drugs and a wide assortment of high-quality, nationally advertised brand name and proprietary brand merchandise. Front store categories include over-the-counter drugs, consumer health products, beauty products and personal care products. LTC operations include distribution of prescription drugs and related consulting and ancillary services. The Company purchases merchandise from numerous manufacturers and distributors. The Company believes that competitive sources are readily available for substantially all of the products carried in its retail stores and the loss of any one supplier would not likely have a material effect on the Retail/LTC segment. The Company’s MinuteClinic locations offer a variety of health care services.

Retail/LTC revenues by major product group are as follows:

	Percentage of Revenues
	2020	2019	2018
Pharmacy (1)	76.9%	76.7%	76.4%
Front store and other (2)	23.1%	23.3%	23.6%
	100.0%	100.0%	100.0%
_____________________________________________
(1)Pharmacy includes LTC sales and sales in pharmacies within Target Corporation (“Target”) and other retail stores.
(2)“Other” represents less than 10% of the “Front store and other” revenue category.

Pharmacy
Pharmacy revenues represented approximately three-fourths of Retail/LTC segment revenues in each of 2020, 2019 and 2018. The Company believes that retail pharmacy operations will continue to represent a critical part of the Company’s business due to industry demographics, e.g., an aging American population consuming a greater number of prescription drugs, prescription drugs being used more often as the first line of defense for managing illness, the introduction of new pharmaceutical products, the need for vaccinations and Medicare Part D growth. The Company believes the retail pharmacy business benefits from investment in both people and technology, as well as innovative collaborations with health plans, PBMs and providers. Given the nature of prescriptions, consumers want their prescriptions filled accurately by professional pharmacists using the latest tools and technology, and ready when promised. Consumers also need medication management programs and better information to help them get the most out of their health care dollars. To assist consumers with these needs, the Company has introduced integrated pharmacy health care services that provide an earlier, easier and more effective approach to engaging consumers in behaviors that can help lower costs, improve health and save lives.

Front Store
Front store revenues reflect the Company’s strategy of innovating with new and unique products and services, using innovative personalized marketing and adjusting the mix of merchandise to match customers’ needs and preferences. A key component of the front store strategy is the ExtraCare® card program, which is one of the largest and most successful retail loyalty programs in the United States. The ExtraCare program allows the Company to balance marketing efforts so it can reward its best customers by providing them with automatic sale prices, customized coupons, ExtraBucks® rewards and other benefits. The Company also offers a subscription-based membership program, CarePass®, under which members are entitled to a suite of benefits delivered over the course of the subscription period, as well as a promotional reward that can be redeemed for future goods and services. The Company continues to launch and enhance new and exclusive brands to create unmatched offerings in beauty products and deliver other unique product offerings, including a full range of high-quality CVS Health® and other proprietary brand products that are only available through CVS stores. The Company currently carries approximately 6,000 CVS Health and proprietary brand products, which accounted for approximately 24% of front store revenues during 2020.

MinuteClinic
As of December 31, 2020, the Company operated approximately 1,100 MinuteClinic locations in the United States. The clinics are staffed by nurse practitioners and physician assistants who utilize nationally established guidelines to deliver a variety of health care services. Payors value these clinics because they provide convenient, high-quality, cost-effective care, in many cases offering an attractive alternative to more expensive sites of care. MinuteClinic is collaborating with the Pharmacy Services and Health Care Benefits segments to help meet the needs of CVS Caremark’s client plan members and the Company’s health plan members by offering programs that can improve member health and lower costs. MinuteClinic also maintains relationships with leading hospitals, clinics and physicians in the communities we serve to support and enhance quality, access and continuity of care.

On-site Pharmacies
The Company also operates a limited number of pharmacies located at client sites, which provide certain health plan members and customers with a convenient alternative for filling their prescriptions.

Medical Diagnostic Testing
The Company provides medical diagnostic testing primarily through its COVID-19 testing sites located at CVS Pharmacy locations as well as in long-term care facilities, at community-based testing sites in underserved areas, large-scale rapid test sites in select states, and through its Return ReadySM solution.

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

Community Location Development

The addition of new community locations has played, and will continue to play, a key role in the Company’s continued growth and success. The Company’s community location development program focuses on three areas: entering new service areas, adding locations within existing service areas and relocating to more convenient sites. During 2020, the Company opened approximately 55 new community locations, relocated approximately 20 locations, converted approximately 600 locations into HealthHUB® locations and closed approximately 90 locations.

The Company operated over 650 HealthHUB locations as of December 31, 2020. HealthHUBs have a redesigned format that provide enhanced services, offer a care concierge and focus on health and wellness products. HealthHUBs are designed to meet consumer needs and improve the customer experience by providing care that complements physician practices and hospital systems, enabling improved health outcomes and reducing overall health care costs. The Company expects to continue HealthHUB conversions through 2021 and into 2022.

During the last five years, the Company opened approximately 640 new and relocated retail pharmacies, and acquired approximately 225 locations. The Company believes that continuing to assess the appropriateness of its national footprint and identifying more accessible locations are essential components of competing effectively in the current health care environment. As a result, the Company believes that its community location development program is an integral part of its ability to meet the needs of customers and maintain its leadership position in the pharmacy marketplace given the changing health care landscape.

Retail/LTC Information Systems

The Company has continued to invest in information systems to enable it to deliver exceptional customer service, enhance safety and quality, and expand patient care services while lowering operating costs. The proprietary WeCARE Workflow tool supports pharmacy teams by prioritizing work to meet customer expectations, facilitating prescriber outreach, and seamlessly integrating clinical programs. This solution delivers improved efficiency and enhances customer experience, as well as provides a framework to accommodate the evolution of pharmacy practice and the expansion of clinical programs. Our Health Engagement Engine technology and data science clinical algorithms enable the Company to help identify opportunities for pharmacists to deliver face-to-face counseling regarding patient health and safety matters, including medication adherence issues, gaps in care and management of certain chronic health conditions. The Company’s digital strategy is to empower the consumer to navigate their pharmacy experience and manage their condition through integrated online and mobile solutions that offer utility and convenience. The Company’s LTC digital technology suite, Omniview®, improves the efficiency of customers’ operations with tools that include executive dashboards, pre-admission pricing, electronic ordering of prescription refills, proof-of-delivery tracking, access to patient profiles, receipt and management of facility bills, and real-time validation of Medicare Part D coverage, among other capabilities.

Retail/LTC Customers

The success of the Retail/LTC segment’s businesses is dependent upon the Company’s ability to establish and maintain contractual relationships with pharmacy benefit managers and other payors on acceptable terms. Substantially all of the Retail/LTC segment’s pharmacy revenues are derived from pharmacy benefit managers, managed care organizations (“MCOs”), government funded health care programs, commercial employers and other third-party payors. No single Retail/LTC payor accounted for 10% or more of the Company’s consolidated total revenues in 2020, 2019 or 2018.

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

During the year ended December 31, 2020, the quarterly earnings progression was also impacted by COVID-19. During March 2020, the Company experienced greater use of 90-day prescriptions, early refills of maintenance medications and increased front store volume as consumers prepared for the COVID-19 pandemic. Subsequent to March 2020, the Company experienced reduced customer traffic in its retail pharmacies and MinuteClinic locations due to shelter-in-place orders as well as reduced new therapy prescriptions as a result of the COVID-19 pandemic. Beginning in the third quarter, the Company saw an increase in diagnostic testing related to the COVID-19 pandemic and in December 2020, the Company began administering COVID-19 vaccinations in long-term care facilities.

Retail/LTC Competition

The retail pharmacy business is highly competitive. The Company believes that it competes principally on the basis of: (i) store location and convenience, (ii) customer service and satisfaction, (iii) product selection and variety, and (iv) price. In the areas it serves, the Company competes with other drugstore chains (e.g., Walgreens and Rite Aid), supermarkets, discount retailers (e.g., Walmart), independent pharmacies, restrictive pharmacy networks, membership clubs, internet companies (e.g., Amazon), and retail health clinics (including urgent care centers), as well as mail order dispensing pharmacies.

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

Health Care Benefits Segment

The Health Care Benefits segment is one of the nation’s leading diversified health care benefits providers, serving an estimated 34 million people as of December 31, 2020. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services and health information technology (“HIT”) products and services. The Health Care Benefits segment also provided workers’ compensation administrative services through its Coventry Health Care Workers’ Compensation business (“Workers’ Compensation business”) prior to the sale of this business on July 31, 2020. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. For periods prior to the Aetna Acquisition Date, the Health Care Benefits segment was comprised only of the Company’s SilverScript® PDP business.

Health Care Benefits Products and Services

The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk of medical and dental care costs) as “ASC.” Health Care Benefits products and services consist of the following:

•Commercial Medical: The Health Care Benefits segment offers point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit (“Indemnity”) plans. Commercial medical products also include health savings accounts (“HSAs”) and consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs). Principal products and services are targeted specifically to large multi-site national, mid-sized and small employers, individual insureds and expatriates. The Company offers medical stop loss insurance coverage for certain employers who elect to self-insure their health benefits. Under medical stop loss insurance products, the Company assumes risk for costs associated with large individual claims and/or aggregate loss experience within an employer’s plan above a pre-set annual threshold.
•Government Medical: In select geographies, the Health Care Benefits segment offers Medicare Advantage plans, Medicare Supplement plans and prescription drug coverage for Medicare beneficiaries; participates in Medicaid and subsidized Children’s Health Insurance Programs (“CHIP”); and participates in demonstration projects for members who are eligible for both Medicare and Medicaid (“Duals”). These Government Medical products are further described below:

•Medicare Advantage: Through annual contracts with CMS, the Company offers HMO and PPO products for eligible individuals in certain geographic areas through the Medicare Advantage program. Members typically receive enhanced benefits over traditional fee-for-service Medicare coverage (“Original Medicare”), including reduced cost-sharing for preventive care, vision and other services. The Company offered network-based HMO and/or PPO plans in 45 states and Washington, D.C. in 2020. The Company has expanded to 46 states and Washington, D.C. for 2021. For certain qualifying employer groups, the Company offers Medicare PPO products nationally. When combined with the Company’s PDP product, these national PPO plans form an integrated national Insured Medicare product for employers that provides medical and pharmacy benefits.
•Medicare PDP: The Company is a national provider of drug benefits under the Medicare Part D prescription drug program. All Medicare eligible individuals are eligible to participate in this voluntary prescription drug plan. Members typically receive coverage for certain prescription drugs, usually subject to a deductible, co-insurance and/or co-payment. On November 30, 2018, the Company completed the sale of Aetna’s standalone PDPs to WellCare Health Plans, Inc. effective December 31, 2018. The Company provided administrative services to, and retained the financial results of, the divested plans through 2019. Subsequent to 2019, the Company no longer retains the financial results of the divested plans.
•Medicare Supplement: For certain Medicare eligible members, the Company offers supplemental coverage for certain health care costs not covered by Original Medicare. The products included in the Medicare Supplement portfolio help to cover some of the gaps in Original Medicare, and include coverage for Medicare deductibles and coinsurance amounts. The Company offered a wide selection of Medicare Supplement products in 49 states and Washington, D.C. in 2020.
•Medicaid and CHIP: The Company offers health care management services to individuals eligible for Medicaid and CHIP under multi-year contracts with government agencies in various states that are subject to annual appropriations. CHIP are state-subsidized insurance programs that provide benefits for families with uninsured children. The Company offered these services on an Insured or ASC basis in 16 states in 2020.
•Duals: The Company provides health coverage to beneficiaries who are dually eligible for both Medicare and Medicaid coverage. These members must meet certain income and resource requirements in order to qualify for this coverage. The Company coordinates 100% of the care for these members and may provide them with additional services in order to manage their health care costs.
•Specialty and Strategic Solutions: The Health Care Benefits segment has a portfolio of additional health products and services that complement its medical products such as dental plans, behavioral health and employee assistance products, provider network access and vision products. The Company also has a portfolio of transformative products and services aimed at creating a holistic and integrated approach to individual health and wellness. These products and services complement the Commercial Medical and Government Medical products and aim to provide innovative solutions, create integrated experience offerings and enable enhanced care delivery to customers.

Health Care Benefits Provider Networks

The Company contracts with physicians, hospitals and other providers for services they provide to the Company’s members. The Company uses a variety of techniques designed to help encourage appropriate utilization of medical services (“utilization”) and maintain affordability of quality coverage. In addition to contracts with providers for negotiated rates of reimbursement, these techniques include creating risk sharing arrangements that align economic incentives with providers, the development and implementation of guidelines for the appropriate utilization and the provision of data to providers to enable them to improve health care quality. At December 31, 2020, the Company’s underlying nationwide provider network had approximately 1.4 million participating providers. Other providers in the Company’s provider networks also include laboratory, imaging, urgent care and other freestanding health facilities.

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

Aetna Life Insurance Company (“ALIC”), a wholly-owned subsidiary of the Company, has received nationwide NCQA PPO Health Plan accreditation. As of December 31, 2020, all of the Company’s Commercial HMO and all of ALIC’s PPO members who were eligible participated in HMOs or PPOs that are accredited by the NCQA.

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

Health Care Benefits Information Systems

The Health Care Benefits segment currently operates and supports an end-to-end suite of information technology platforms to support member engagement, enrollment, health benefit administration, care management, service operations, financial reporting and analytics. The multiple platforms are supported by an integration layer to facilitate the transfer of real-time data. There is continued focus and investment in enterprise data platforms, cloud capabilities, digital products to offer innovative solutions and a seamless experience to the Company’s members through mobile and web channels. The Company is making concerted investments in emerging technology capabilities such as voice, artificial intelligence and robotics to further automate, reduce cost and improve the experience for all of its constituents. The Health Care Benefits segment is utilizing the full breadth of the Company’s assets to build enterprise technology that will help guide our members through their health care journey, provide them a high level of service, enable healthier outcomes and encourage them to take next best actions to lead healthier lives.

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

Health Care Benefits products are sold through: the Company’s sales personnel; independent brokers, agents and consultants who assist in the production and servicing of business; and Private Exchanges. For large plan sponsors, independent consultants and brokers are frequently involved in employer health plan selection decisions and sales. In some instances, the Company may pay commissions, fees and other amounts to brokers, agents, consultants and sales representatives who place business with the Company. In certain cases, the customer pays the broker for services rendered, and the Company may facilitate that arrangement by collecting the funds from the customer and transmitting them to the broker. The Company supports marketing and sales efforts with an advertising program that may include television, radio, billboards, print media and social media, supplemented by market research and direct marketing efforts.

The U.S. federal government is a significant customer of the Health Care Benefits segment through contracts with CMS for coverage of Medicare-eligible individuals and federal employee-related benefit programs. Other than the contracts with CMS, the Health Care Benefits segment is not dependent upon a single customer or a few customers the loss of which would have a significant effect on the earnings of the segment. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Health Care Benefits segment. In both 2020 and 2019, Health Care Benefits segment revenues from the federal government accounted for 13% of the Company’s consolidated total revenues. Contracts with CMS for coverage of Medicare-eligible individuals in the Health Care Benefits segment accounted for approximately 92% of the Company’s consolidated revenues from the federal government in both 2020 and 2019. No single Health Care Benefits customer accounted for 10% or more of the Company’s consolidated total revenues in 2018.

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

The Company has Medicare Advantage and PDP contracts with CMS to provide HMO, PPO and prescription drug coverage to Medicare beneficiaries in certain geographic areas. Under these annual contracts, CMS pays the Company a fixed per member (or “capitation”) payment and/or a portion of the premium, both of which are based on membership and adjusted for demographic and health risk factors. CMS also considers inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs in the calculation of the fixed capitation payment or premium. PDP contracts also provide a risk-sharing arrangement with CMS to limit the Company’s exposure to unfavorable expenses or benefit from favorable expenses. Amounts payable to the Company under the Medicare arrangements are subject to annual revision by CMS, and the Company elects to participate in each Medicare service area or region on an annual basis. Premiums paid to the Company for Medicare products are subject to federal government reviews and audits, which can result, and have resulted, in retroactive and prospective premium adjustments and refunds to the government and/or members. In addition to payments received from CMS, some Medicare Advantage products and all PDP products require a supplemental premium to be paid by the member or sponsoring employer. In some cases these supplemental premiums are adjusted based on the member’s income and asset levels. Compared to Commercial Medical products, Medicare contracts generate higher per member per month revenues and higher health care and other benefit costs.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of four or higher (out of five) to qualify for bonus payments. CMS released the Company’s 2021 star ratings in October 2020. The Company’s 2021 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2022. Based on the Company’s membership at December 31, 2020, 83% of the Company’s Medicare Advantage members were in plans with 2021 star ratings of at least 4.0 stars, consistent with 83% of the Company’s Medicare Advantage members being in plans with 2020 star ratings of at least 4.0 stars based on the Company’s membership at December 31, 2019.

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

Beginning in 2014, the ACA imposed significant new industry-wide fees, assessments and taxes, including an annual levy known as the health insurer fee (the “HIF”). The HIF applies for both 2020 and 2018 and was temporarily suspended for 2019. In December 2019, the HIF was repealed for calendar years after 2020. For additional information on the ACA fees, assessments and taxes, see Note 1 ‘‘Significant Accounting Policies’’ included in Item 8 of this 10-K. The Company’s goal is to collect premiums and fees where possible, or solve for, all of the ACA-related fees, assessments and taxes.

Health Care Benefits Seasonality

For periods prior to the Aetna Acquisition Date, the Health Care Benefits segment was comprised only of the Company’s SilverScript PDP business. The quarterly earnings and operating cash flows of the PDP business are impacted by the Medicare Part D benefit design and changes in the composition of PDP membership. The Medicare Part D standard benefit design results in coverage that varies with a member’s cumulative annual out-of-pocket costs. The benefit design generally results in employers or other entities that sponsor the Company’s products (“plan sponsors”) sharing a greater portion of the responsibility for total prescription drug costs in the early part of the year. As a result, the PDP pay percentage or benefit ratio generally decreases and operating income generally increases as the year progresses. For periods subsequent to the Aetna Acquisition, the Health Care Benefits segment’s quarterly operating income progression is also impacted by (i) the seasonality of benefit costs which generally increase during the year as Insured members progress through their annual deductibles and out-of-pocket expense limits and (ii) the seasonality of operating expenses, which are generally the highest during the fourth quarter due primarily to spending to support readiness for the start of the upcoming plan year and marketing associated with Medicare annual enrollment.

During the year ended December 31, 2020, the quarterly earnings progression was also impacted by COVID-19. Beginning in mid-March, the health care system experienced a significant reduction in utilization that is discretionary and the cancellation of elective medical procedures. Utilization remained below historical levels through April, began to recover in May and June and reached more normal levels in the third and fourth quarters, with select geographies impacted by COVID-19 waves. The impact of the deferral of non-essential care was partially offset by COVID-19 testing and treatment costs, as well as planned COVID-19 related investments.

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

The Company believes that the significant factors that distinguish competing health plans include the perceived overall quality (including accreditation status), quality of service, comprehensiveness of coverage, cost (including premium rates, provider discounts and member out-of-pocket costs), product design, financial stability and ratings, breadth and quality of provider networks, ability to offer different provider network options, providers available in such networks, and quality of member support and care management programs. The Company believes that it is competitive on each of these factors. The

Company’s ability to increase the number of persons covered by its health plans or to increase Health Care Benefits segment revenues is affected by its ability to differentiate itself from its competitors on these factors. Competition may also affect the availability of services from providers, including primary care physicians, specialists and hospitals.

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

Corporate/Other Segment

The Company presents the remainder of its financial results in the Corporate/Other segment, which primarily consists of:

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

Business Strategy

CVS Health is a different kind of health care company. As a diversified health services company, CVS Health is focused on its purpose of helping people on their path to better health. In an increasingly connected and digital world, the Company is meeting people wherever they are and changing health care to meet their needs. Built on a foundation of unmatched community presence, our diversified model engages one in three Americans each year. This broad reach differentiates CVS Health and fosters an increased level of engagement with customers across the country. Through our innovative new products and services that help manage chronic conditions, our HealthHUB care destinations, and our digital solutions, we are making health care more accessible, more affordable and simply better. The Company believes its strategy oriented around the consumer and being present for all the meaningful moments in health will drive long-term sustainable value and place the Company at the forefront of the evolution of health care.

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

Human Capital

Overview

At CVS Health, we share a single, clear purpose: helping people on their path to better health. We devote significant time and attention to the attraction, development and retention of colleagues to deliver high levels of service to our customers. Our commitment to them includes a competitive rewards package and programs that support our diverse range of colleagues in rewarding and fulfilling careers. As of December 31, 2020, we employed nearly 300,000 colleagues primarily in the United States including in all 50 states, the District of Columbia and Puerto Rico, approximately 71% of whom were full-time.

We believe engaged colleagues produce stronger business results and are more likely to build a career with the Company. Each year we conduct an internal engagement survey that provides colleagues with an opportunity to share their opinions and experiences with respect to their role, their team and the enterprise to help our Board of Directors (the “Board”) and our management identify areas where we can improve colleague experience. The survey covers a broad range of topics including development and opportunities, diversity management, recognition, performance, well-being, compliance and continuous improvement. In 2020, greater than 80% of our colleagues participated in the engagement survey, of which greater than 80% responded that they were actively engaged.

The Board and our chief executive officer (“CEO”) provide oversight of our human capital strategy, which consists of the following categories: total rewards; diversity, equity and inclusion; colleague development; and health and safety.

Total Rewards

We recognize how vital our colleagues are to our success and strive to offer comprehensive and competitive wages and benefits to meet the varying needs of our colleagues and their families. The benefits and programs include annual bonuses, 401(k) plans, stock awards, an employee stock purchase plan, health care and insurance benefits, paid time off, flexible work schedules, family leave, dependent care resources, colleague assistance programs and tuition assistance, among many others, depending on eligibility.

In response to the COVID-19 pandemic, we provided enhanced pay and benefits, including bonuses to frontline colleagues, dependent care financial assistance, paid sick leave for part-time colleagues and paid time off to colleagues who test positive or are quarantined due to exposure.

Diversity, Equity & Inclusion

We believe that a diverse workforce creates a healthier, stronger and more sustainable company. We aim to attract, retain and support a diverse workforce that reflects the many customers, patients, members and communities we serve. Our Diversity Management Leadership Council, a cross-functional group of senior leaders appointed by our CEO, works with our Strategic Diversity Management leadership team to intentionally embed diversity across all facets of our business. For our efforts, we have been recognized as a DiversityInc Top 50 Company, named to Bloomberg’s 2019 Gender-Equality Index and earned a 100 percent score on the Disability Equality Index, meaning the company is recognized as a “Best Place to Work for Disability Inclusion.” The Company discloses information on our diversity, equity and inclusion strategy, programs and progress in our annual Corporate Social Responsibility (“CSR”) Report.

As a foundation of equity, we continuously focus on increasing underrepresented populations across our business. In 2020, 70% of our total colleague population and 52% of our colleagues at the manager level and above self-reported as female. In addition, in 2020 our colleagues reported their race/ethnicity as: White (53%), Black/African American (16%), Hispanic/Latino (15%), Asian (11%) and Other (5%). The appendix to our CSR Report includes additional data on the diversity of our workforce.

Our diversity management strategy emphasizes workplace representation, inclusion and belonging, talent acquisition and management and a diverse marketplace. We support 15 Colleague Resource Groups (“CRGs”) that include more than 22,000 colleagues across the enterprise. These groups represent a wide range of professional, cultural, ethical and personal affinities and interests, as well as formal mentoring programs. Our CRGs provide our colleagues with an opportunity to connect and network with one another through a particular affinity, culture or interest. Each of our CRGs is sponsored by a senior leader.

Colleague Development

The Company offers a number of resources and programs that attract, engage, develop, advance and retain colleagues. Training and development provides colleagues the support they need to perform well in their current role while planning and preparing for future roles. We offer an online orientation program that pairs new hires with seasoned colleagues and the training continues throughout a colleague’s career through in-person, virtual and self-paced learning at all levels. We also provide mentoring, tools and workshops for colleagues to manage their career development. We offer a variety of management and leadership programs that develop incumbent diverse and other high potential colleagues. Our broad training practices include updated, tech-enabled tools and keep our colleagues informed of new developments in our industry that are relevant to their roles. During the year ended December 31, 2020, our colleagues completed nearly 12 million training courses.

Our colleague development program also promotes the importance of compliance across our business. Our colleagues demonstrate this commitment through our annual Code of Conduct training, which 100% of active colleagues completed in 2020. In 2020, we launched more than 75 different training courses as part of our annual Enterprise Compliance Training Program.

Health & Safety

We have a strong commitment to providing a safe working environment.

We utilize Safety Service Plans to analyze data and concentrate on key areas of risk to reduce the chance of workplace incidents. We focus on identifying causes and improving performance when workplace incidents occur. We also engage leaders in promoting a culture of safety. With safety task forces in place at each distribution center, we empower leaders and safety business partners to identify policies, procedures and processes that could improve their own operations.

In addition, from the outset of the COVID-19 pandemic, we took a comprehensive approach to managing occupational health and safety challenges presented by the pandemic. We implemented social distancing practices and enhanced cleaning protocols at all of our locations. We launched a COVID-19 command center to coordinate responsive actions to reports of COVID-positivity among colleagues, including contact tracing, sanitizing and collaborating with public health officials. We distributed personal protective equipment based on our safety professionals’ assessment of various activities our colleagues perform. We added engineering controls and enhanced safety features in our retail locations, including protective panels at pharmacy counters and front store checkout stations. We developed travel, work from home, self-quarantine, wellness check, and other HR-related guidance to help colleagues maintain their health and safety while continuing to support the essential operations of the Company.

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

Government Regulation

Overview

The Company’s operations are subject to comprehensive federal, state and local laws and regulations and comparable multiple levels of international regulation in the jurisdictions in which it does business. There also continues to be a heightened level of review and/or audit by federal, state and international regulators of the health and related benefits industry’s business and reporting practices. In addition, many of the Company’s PBM clients and the Company’s payors in the Retail/LTC segment, including insurers, Medicare plans, Managed Medicaid plans and MCOs, are themselves subject to extensive regulations that affect the design and implementation of prescription drug benefit plans that they sponsor. Similarly, the Company’s LTC clients, such as skilled nursing facilities, are subject to government regulations, including many of the same government regulations to which the Company is subject.

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

Laws and Regulations Related to COVID-19

The Families First Coronavirus Response Act (the “Families First Act”) and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) were enacted in March 2020. Each of the Families First Act and the CARES Act requires the Company to provide coverage for COVID-19 related medical services, in many cases without member cost-sharing, in its Insured Health Care Benefits products.

The CARES Act also provides relief funding to providers to reimburse them for health care related expenses incurred in preventing, preparing for and/or responding to COVID-19 (provided no other source is obligated to reimburse those expenses) or lost health care related revenues that are attributable to COVID-19. Under the CARES Act, the Company receives reimbursement for uninsured patients in connection with COVID-19 testing and vaccination as well as monoclonal antibody treatment. Aside from such reimbursement, the Company did not request any funding under the CARES Act. However, in the second quarter of 2020, the Company received $43 million from the CARES Act provider relief fund, all of which was returned to the U.S. Department of Health and Human Services (“HHS”) during the second quarter of 2020.

The CARES Act also allows for the deferral of the payment of the employer share of Social Security taxes effective March 27, 2020. The Company has elected to defer its Social Security tax payments in accordance with this provision, and will remit the associated payments in two equal installments on or about December 31, 2021 and December 31, 2022, as required under the CARES Act. The Company deferred approximately $670 million of its Social Security tax payments during the year ended December 31, 2020.

In addition to the Families First Act and the CARES Act, the Company is experiencing an unprecedented level of new laws, regulations, directives and orders from federal, state, county and municipal authorities related to the COVID-19 pandemic, most of which have been issued on an emergency basis with immediate, or in some instances retroactive, effect. These governmental actions include, but are not limited to, requirements to waive member cost-sharing associated with COVID-19 testing and treatment, provide coverage for additional COVID-19-related services, expand the use of telemedicine, suspend precertification or other UM mechanisms (including review of claims for medical necessity), allow earlier or longer renewal of prescriptions, extend grace periods for payments of premiums or limit coverage termination based on non-payment of premiums or fees, modify health benefits coverage eligibility rules to help maintain employee eligibility, and facilitate, accelerate or advance payments to providers. For example, in December 2020, as part of a COVID-19 relief package, Congress enacted a 3.75% payment increase to providers through the Medicare Physician Fee Schedule, which Medicare Advantage plans often use as a benchmark for provider contracts. As a result, in many instances the Company will be contractually required to pass on this payment to its providers, which was not anticipated at the time of bidding.

Related governmental actions have required the Company to close or significantly limit operations at traditional office worksites and affected the hours of operation of MinuteClinic locations and the Company’s pharmacies. In some instances, the Company has taken permitted proactive actions consistent with more general regulatory directives, such as expanding home delivery of prescription medications, extending hours of operation for member assistance lines and liberalizing certain other terms of coverage. Similar directives have affected the Company’s international operations. The Company anticipates additional mandates and directives from domestic and foreign federal, state, county and local authorities throughout the continuation of the COVID-19 pandemic and for some time thereafter, some of which may result in permanent changes in the Company’s operations or the health care and other benefits cost and other risks assumed by the Company. Further, although the Company has seen regulators relax certain requirements in light of the COVID-19 pandemic, such as temporary suspension of certain audits and extensions of certain filing deadlines, failure to provide regulatory relief or accommodations in other areas may result in increased costs or reduced revenue for the Company.

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

Laws and Regulations Related to Multiple Segments of the Company’s Business

Laws Related to Reimbursement by Government Programs - The Company is subject to various federal and state laws concerning its submission of claims and other information to Medicare, Medicaid and other federal and state government-sponsored health care programs. Potential sanctions for violating these laws include recoupment or reduction of government reimbursement amounts, civil penalties, treble damages, and exclusion from participation in government health care programs. Such laws include the federal False Claims Act (the “False Claims Act”), the federal anti-kickback statute (the “AKS”), state false claims acts and anti-kickback statutes in most states, the federal “Stark Law” and related state laws. In particular, the False Claims Act prohibits intentionally submitting, conspiring to submit, or causing to be submitted, false claims, records, or statements to the federal government, or intentionally failing to return overpayments, in connection with reimbursement by federal government programs. In addition, any claim for government reimbursement also violates the False Claims Act where it results from a violation of the AKS.

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

The ACA - The United States Supreme Court is expected to rule on the constitutionality of the ACA by June 2021. If the ACA is deemed unconstitutional, there will likely be significant changes to the laws and rules that govern the Company’s businesses. If the ACA is deemed constitutional, there may nevertheless be continued efforts to invalidate, modify, repeal or replace it or portions of it, and the Company expects aspects of the ACA to continue to significantly impact its business operations and operating results, including pricing, medical benefit ratios (“MBRs”) and the geographies in which the Company’s products are available.

The ACA made broad-based changes to the U.S. health care system. While most of the significant aspects of the ACA became effective during or prior to 2014, parts of the ACA continue to evolve through the promulgation of executive orders, legislation, regulations and guidance as well as ongoing litigation. Additional changes to the ACA and those regulations and guidance at the federal and/or state level are likely, and those changes are likely to be significant. Growing federal and state budgetary pressures make it more likely that any changes, including changes at the state level in response to changes to, or invalidation, repeal or replacement of, the ACA and/or changes in the funding levels and/or payment mechanisms of federally supported benefit programs, will be adverse to us. For example, if any elements of the ACA are invalidated or repealed at the federal level, the Company expects that some states would seek to enact similar requirements, such as prohibiting pre-existing condition exclusions, prohibiting rescission of insurance coverage, requiring coverage for dependents up to age 26, requiring guaranteed renewability of insurance coverage and prohibiting lifetime limits on insurance coverage.

The Company filed a lawsuit in August 2019 to recover the $313 million it was owed under the ACA’s risk corridor program, which had been stayed pending the Supreme Court decision. In April 2020, the U.S. Supreme Court ruled that health insurance companies may sue the federal government for amounts owed as calculated under the ACA’s temporary risk corridor program. In October 2020, the Company received the $313 million in funds it was owed under the ACA’s risk corridor program.

The expansion of health care coverage contemplated by the ACA is being funded in part by reductions to the reimbursements the Company and other health plans are paid by the federal government for Medicare members, among other sources. While not all-inclusive, the following are some of the recent key funding changes related to the ACA (assuming it continues to be implemented in its current form). The Company continues to evaluate these provisions and the related regulations and regulatory guidance to determine the impact that they will have on its business operations and operating results:

•The repeal of the annual non-tax deductible industry-wide HIF for calendar years after 2020. The HIF was $15.5 billion and $14.3 billion for 2020 and 2018, respectively, and suspended for 2019.
•The repeal of the non-tax deductible 40% excise tax on employer-sponsored health care benefits above a certain threshold that was scheduled to begin in 2022.
•Reduced federal matching funds for Medicaid expansion. Starting in 2017, the federal matching rate declined slightly each year until it reached 90 percent in 2020, and will remain there.

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

The Company continues to expand the number of counties in which it offers Medicare products. The Company has expanded its Medicare service area and products in 2021 and is seeking to substantially grow its Medicare membership, revenue and operating results over the next several years, including through growth in Medicare Supplement products. The anticipated organic expansion of the Medicare service area and Medicare products offered and the Medicare-related provisions of the ACA significantly increase the Company’s exposure to funding and regulation of, and changes in government policy with respect to and/or funding or regulation of, the various Medicare programs in which the Company participates, including changes in the amounts payable to us under those programs and/or new reforms or surcharges on existing programs. For example, the ACA requires minimum MLRs for Medicare Advantage and Medicare Part D plans of 85%. If a Medicare Advantage or Medicare Part D contract pays minimum MLR rebates for three consecutive years, it will become ineligible to enroll new members. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years, it will be terminated by CMS. Due to potential lower utilization of medical services by Medicare beneficiaries during the COVID-19 pandemic, it is possible certain Medicare Advantage contracts may not meet the 85% MLR for consecutive years.

The Company’s Medicare Advantage and PDP products are heavily regulated by CMS. The regulations and contractual requirements applicable to the Company and other private participants in Medicare programs are complex, expensive to comply with and subject to change. For example, in the second quarter of 2014, CMS issued a final rule implementing the ACA requirements that Medicare Advantage and PDP plans report and refund to CMS overpayments that those plans receive from CMS. The precise interpretation, impact and legality of this rule are not clear and are subject to pending litigation. Payments the Company receives from CMS for its Medicare Advantage and Part D businesses also are subject to risk adjustment based on the health status of the individuals enrolled. Elements of that risk adjustment mechanism continue to be challenged by the U.S. Department of Justice (the “DOJ”), the Office of the Inspector General of the HHS (the “OIG”) and CMS itself. Substantial changes in the risk adjustment mechanism, including changes that result from enforcement or audit actions, could materially affect the amount of the Company’s Medicare reimbursement, require the Company to raise prices or reduce the benefits offered to Medicare beneficiaries, and potentially limit the Company’s (and the industry’s) participation in the Medicare program.

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

A portion of each Medicare Advantage plan’s reimbursement is tied to the plan’s “star ratings.” The star rating system considers a variety of measures adopted by CMS, including quality of preventative services, chronic illness management, compliance and overall customer satisfaction. Only Medicare Advantage plans with an overall star rating of four or more stars (out of five stars) are eligible for a quality bonus in their basic premium rates. As a result, the Company’s Medicare Advantage plans’ operating results in 2021 and going forward will be significantly affected by their star ratings. The Company’s star ratings and past performance scores are adversely affected by the compliance issues that arise each year in its Medicare operations. CMS released the Company’s 2021 star ratings in October 2020. The Company’s 2021 star ratings will be used to determine which of its Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2022. Based on the Company’s membership at December 31, 2020, 83% of the Company’s Medicare Advantage members were in plans with 2021 star ratings of at least 4.0 stars. CMS also gives PDPs star ratings which affect each PDP’s enrollment. Medicare Advantage and PDP plans that are rated less than three stars for three consecutive years are subject to contract termination by CMS. CMS continues to revise its star ratings system to make it harder to achieve four stars or more. Despite the Company’s success in achieving high 2021 star ratings and other quality measures and the continuation of its improvement efforts, there can be no assurances that it will be successful in maintaining or improving its star ratings in future years. Accordingly, the Company’s Medicare Advantage plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership and/or reduce profit margins.

Overall, the Company projects the benchmark payment rates in CMS’s April 2020 final notice detailing final Medicare Advantage benchmark payment rates for 2021 will increase funding for the Company’s Medicare Advantage business, excluding the impact of the HIF in 2020, by approximately 1.8% in 2021 compared to 2020. This 2021 rate increase only partially offsets the challenge the Company faces from the impact of the increasing cost of medical care (including prescription medications) and CMS local and national coverage decisions that require the Company to pay for services and supplies that are not factored into the Company’s bids. The federal government may seek to impose restrictions on the configuration of pharmacy or other provider networks for Medicare Advantage and/or PDP plans, or otherwise restrict the ability of these plans to alter benefits, negotiate prices or establish other terms to improve affordability or maintain viability of products. The Company currently believes that the payments it has received and will receive in the near term are adequate to justify the Company’s continued participation in the Medicare Advantage and PDP programs, although there are economic and political pressures to continue to reduce spending on the program, and this outlook could change. In January 2021, CMS issued its final notice detailing final 2022 Medicare Advantage benchmark payment rates. Final 2022 Medicare Advantage rates resulted in an increase in industry benchmark rates of approximately 4.1%.

Going forward, the Company expects CMS, the OIG, the DOJ, other federal agencies and the U.S. Congress to continue to scrutinize closely each component of the Medicare program (including Medicare Advantage, PDPs, demonstration projects such as Medicare-Medicaid plans and provider network access and adequacy), modify the terms and requirements of the program and possibly seek to recast or limit private insurers’ roles. It is not possible to predict the outcome of this Congressional or regulatory activity, any of which could materially and adversely affect the Company.

In addition, in November 2020, the HHS released the final Rebate Rule (the “Rebate Rule”), which eliminates the regulatory safe harbor from prosecution under the AKS for rebates from pharmaceutical companies to PBMs in Medicare Part D, replacing it with two far narrower safe harbors designed to directly benefit patients with high out-of-pocket costs and to change the way PBMs are compensated. The new safe harbors are (i) for rebates which are passed on to the patient at the point of sale and (ii) for flat service fee payments made to PBMs which cannot be tied to the list prices of drugs. The Pharmaceutical Care

Management Association (the “PCMA”), which represents PBMs, has filed a suit in an effort to block the Rebate Rule, claiming that the Rebate Rule would lead to higher premiums in Medicare Part D and was adopted in an unlawful manner. It is unclear whether the Rebate Rule will be enforceable, whether pharmaceutical companies will respond by reducing list prices, whether list prices in the private market may also be reduced, and what the resulting impact will be to PBMs or the Company.

340B Drug Pricing Program – The 340B Drug Pricing Program allows eligible covered entities to purchase prescription drugs from manufacturers at a steep discount, and is overseen by the HHS and the Health Resources and Services Administration (“HRSA”). In 2020, a number of pharmaceutical manufacturers began programs that limited covered entities’ participation in the program through contract pharmacies arrangements, which the Company has with some covered entities. Enforcement from HHS and HRSA to curb these manufacturer practices will significantly impact the Company’s participation in the program in the future.

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

Antitrust and Unfair Competition - The U.S. Federal Trade Commission (“FTC”) investigates and prosecutes practices that are “unfair trade practices” or “unfair methods of competition.” Numerous lawsuits have been filed throughout the United States against pharmaceutical manufacturers, retail pharmacies and/or PBMs under various federal and state antitrust and unfair competition laws challenging, among other things: (i) brand name drug pricing and rebate practices of pharmaceutical manufacturers, (ii) the maintenance of retail or specialty pharmacy networks by PBMs, and (iii) various other business practices of PBMs and retail pharmacies. To the extent that the Company appears to have actual or potential market power in a relevant market or CVS Pharmacy, CVS Specialty or MinuteClinic plays a unique or expanded role in a Pharmacy Services or Health Care Benefits segment product offering, the Company’s business arrangements and uses of confidential information may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state and/or federal regulators and/or private parties.

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

The federal Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively, “HIPAA”), as further modified by the American Recovery and Reinvestment Act of 2009 (“ARRA”) impose extensive requirements on the way in which health plans, providers, health care clearinghouses (known as “covered entities”) and their business associates use, disclose and safeguard protected health information (“PHI”). Further, ARRA requires the Company and other covered entities to report any breaches of PHI to impacted individuals and to the HHS and to notify the media in any states where 500 or more people are impacted by the unauthorized release or use of or access to PHI. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards. The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), enacted as part of ARRA, amended HIPAA to impose additional restrictions on third-party funded communications using PHI and the receipt of remuneration in exchange for PHI. The HITECH Act also extended HIPAA privacy and security requirements and penalties directly to business associates. HHS has begun to audit health plans, providers and other parties to enforce HIPAA compliance, including with respect to data security.

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

Finally, each Public Exchange is required to adhere to privacy and security standards with respect to PII, and to impose privacy and security standards that are at least as protective of PII as those the Public Exchange has implemented for itself or non-Public Exchange entities, which include insurers offering plans through the Public Exchange and their designated downstream entities, including PBMs and other business associates. These standards may differ from, and be more stringent than, HIPAA.

Consumer Protection Laws - The federal government has many consumer protection laws, such as the Federal Trade Commission Act, the Federal Postal Service Act and the Consumer Product Safety Act. Most states also have similar consumer protection laws and a growing number of states regulate subscription programs. In addition, the federal government and most states have adopted laws and/or regulations requiring places of public accommodation, health care services and other goods and services to be accessible to people with disabilities. These consumer protection and accessibility laws and regulations have been the basis for investigations, lawsuits and multistate settlements relating to, among other matters, the marketing of loyalty programs, and health care products and services, pricing accuracy, expired front store products, financial incentives provided by drug manufacturers to pharmacies in connection with therapeutic interchange programs, disclosures related to how personal data is used and protected and the accessibility of goods and services to people with disabilities. As a result of the Company’s direct-to-consumer activities, including mobile and web-based solutions offered to members and to other consumers, the Company also is subject to federal and state regulations applicable to electronic communications and to other general consumer protection laws and regulations. For example, the CCPA became effective in 2020, and additional federal and state regulation of consumer privacy protection may be proposed or enacted in 2020. The Company expects these new laws and regulations to impact the design of its products and services and the management and operation of its businesses and to increase its compliance costs.

Transparency in Coverage Rule - In October 2020, the HHS released a final rule requiring health insurers to disclose negotiated prices of drugs, medical services, supplies and other covered items to the public. The rule requires group health plans and health insurance issuers in the individual and group markets to disclose cost-sharing information upon request, to a participant, beneficiary, or enrollee, which, unless otherwise indicated, for the purpose of the final rules includes an authorized representative, and require plans and issuers to disclose in-network provider rates, historical out-of-network allowed amounts and the associated billed charges, and negotiated rates for prescription drugs. Disclosure of data in a machine readable file is required beginning in January 2022, and insurers are required to have a consumer tool in place by January 2023. The public disclosure of insurer- or PBM-negotiated price concessions may result in drug manufacturers lowering discounts or rebates, resulting in higher drug costs for patients and impacting the ability of the Company to negotiate drug prices and provide competitive products and services to consumers.

Telemarketing and Other Outbound Contacts - Certain federal and state laws, such as the Telephone Consumer Protection Act and the Telemarketing Sales Rule, give the FTC, the Federal Communications Commission and state attorneys general the ability to regulate, and bring enforcement actions relating to, telemarketing practices and certain automated outbound contacts such as phone calls, texts or emails. Under certain circumstances, these laws provide consumers with a private right of action. Violations of these laws could result in substantial statutory penalties and other sanctions.

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

The states of domicile of the Company’s regulated subsidiaries have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and HMOs based on the National Association of Insurance Commissioners’ Risk-Based Capital for Insurers Model Act (the “RBC Model Act”). These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. The RBC Model Act sets forth the formula for calculating RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual company’s business. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. At December 31, 2020, the RBC level of each of the Company’s insurance and HMO subsidiaries was above the level that would require regulatory action.

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

Environmental and Safety Regulation - The Company’s businesses are subject to various federal, state and local laws, regulations and other requirements pertaining to protection of the environment, public health and employee safety, including, for example, regulations governing the management of hazardous substances, the cleaning up of contaminated sites, and the maintenance of safe working conditions in the Company’s retail locations, distribution centers and other facilities. Governmental agencies at the federal, state and local levels continue to focus on the retail and health care sectors’ compliance with such laws and regulations, and have at times pursued enforcement activities. Any failure to comply with these regulations could result in fines or other sanctions by government authorities.

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

In addition, ERISA generally preempts all state and local laws that relate to employee benefit plans, but the extent of the pre-emption continues to be reviewed by courts, including the U.S. Supreme Court. For example, in December 2020, the U.S. Supreme Court upheld an Arkansas law that, among other things, mandates a particular pricing methodology, establishes an appeals process for a pharmacy when the reimbursement is below the pharmacy’s acquisition cost, permits a pharmacy to reverse and rebill if they cannot procure the drug from its wholesaler at a price equal to or less than the reimbursement rate, prohibits a PBM from reimbursing a pharmacy less than the amount it reimburses an affiliate on a per unit basis, and permits a pharmacy to decline to dispense if the reimbursement is lower than the pharmacy’s acquisition cost.

Other Legislative Initiatives and Regulatory Initiatives - The U.S. federal and state governments, as well as governments in other countries where the Company does business, continue to enact and seriously consider many broad-based legislative and regulatory proposals that have had a material impact on or could materially impact various aspects of the health care and related benefits system and the Company’s businesses, operating results and/or cash flows. For example:

•Under the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 significant, automatic across-the-board budget cuts (known as sequestration) began in March 2013, including Medicare spending cuts of not more than 2% of total program costs per year through 2024. Since then, Congress has extended and modified sequestration a number of times. Currently, the CARES Act suspended Medicare sequestration from May 2020 to the end of December 2020 and extended mandatory sequestration to 2030. The Consolidated Appropriations Act of 2021 extended the temporary suspension of Medicare sequestration through the end of March 2021. Significant uncertainty remains as to whether and how the U.S. Congress will proceed with actions that create additional federal revenue and/or with entitlement reform. The Company cannot predict future federal Medicare or federal or state Medicaid funding levels or the impact that future federal or state budget actions or entitlement program reform, if it occurs, will have on the Company’s businesses, operations or operating results, but the effects could be materially adverse, particularly on the Company’s Medicare and/or Medicaid revenues, MBRs and operating results.

•The European Union’s (“EU’s”) General Data Protection Regulation (“GDPR”) began to apply across the EU during 2018.
•Other significant legislative and/or regulatory measures which are or recently have been under consideration include the following:
•Eliminating payment of manufacturer’s rebates on prescription drugs to PBMs, PDPs and Managed Medicaid organizations in connection with federally funded health care programs.
•Imposing requirements and restrictions on the design and/or administration of pharmacy benefit plans offered by the Company’s and its clients’ health plans and/or its PBM clients and/or the services the Company provides to those clients, including prohibiting “differential” or “spread” pricing in PBM contracts; restricting or eliminating the use of formularies for prescription drugs; restricting the Company’s ability to require members to obtain drugs through a home delivery or specialty pharmacy; restricting the Company’s ability to place certain specialty or other drugs in the higher cost tiers of its pharmacy formularies; restricting the Company’s ability to make changes to drug formularies and/or clinical programs; limiting or eliminating rebates on pharmaceuticals; requiring the use of up front purchase price discounts on pharmaceuticals in lieu of rebates; restricting the Company’s ability to configure its health plan and retail pharmacy provider networks, including use of CVS Pharmacy locations; and restricting or eliminating the use of certain drug pricing methodologies.
•Increasing federal or state government regulation of, or involvement in, the pricing and/or purchasing of drugs.
•Restricting the Company’s ability to limit providers’ participation in its networks and/or remove providers from its networks by imposing network adequacy requirements or otherwise (including in its Medicare and Commercial Health Care Benefits products).
•Imposing assessments on (or to be collected by) health plans or health carriers that may or may not be passed through to their customers. These assessments may include assessments for insolvency, the uninsured, uncompensated care, Medicaid funding or defraying health care provider medical malpractice insurance costs.
•Mandating coverage by the Company’s and its clients’ health plans for additional conditions and/or specified procedures, drugs or devices (e.g., high cost pharmaceuticals, experimental pharmaceuticals and oral chemotherapy regimens).
•Regulating electronic connectivity.
•Mandating or regulating the disclosure of provider fee schedules, manufacturer’s rebates and other data about the Company’s payments to providers and/or payments the Company receives from pharmaceutical manufacturers.
•Mandating or regulating disclosure of provider outcome and/or efficiency information.
•Prescribing or limiting members’ financial responsibility for health care or other covered services they utilize, including restricting “surprise” bills by providers and by specifying procedures for resolving “surprise” bills.
•Prescribing payment levels for health care and other covered services rendered to the Company’s members by providers who do not have contracts with the Company.
•Assessing the medical device status of HIT products and/or solutions, mobile consumer wellness tools and clinical decision support tools, which may require compliance with FDA requirements in relation to some of these products, solutions and/or tools.
•Restricting the ability of employers and/or health plans to establish or impose member financial responsibility.
•Amending or supplementing ERISA to impose greater requirements on PBMs or the administration of employer-funded benefit plans or limit the scope of current ERISA pre-emption, which would among other things expose the Company and other health plans to expanded liability for punitive and other extra-contractual damages and additional state regulation.

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

The Company’s businesses also may be affected by other legislation and regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act creates incentives for whistleblowers to speak directly to the government rather than utilizing internal compliance programs and reduces the burden of proof under the Foreign Corrupt Practices Act of 1977 (the “FCPA”). There also are laws and regulations that set standards for the escheatment of funds to states.

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

Federal Employee Health Benefits Program - The Company’s subsidiaries contract with the Office of Personnel Management (the “OPM”) to provide managed health care services under the FEHB program in their service areas. These contracts with the OPM and applicable government regulations establish premium rating arrangements for this program. OPM regulations require that community-rated FEHB plans meet a FEHB program-specific minimum MLR by plan code and market. Managing to these rules is complicated by the simultaneous application of the minimum MLR standards and associated premium rebate requirements of the ACA. The Company also has a contractual arrangement with carriers for the FEHB program, such as the BlueCross BlueShield Association, to provide pharmacy services to federal employees, postal workers, annuitants, and their dependents under the Government-wide Service Benefit Plan, as authorized by the FEHB Act and as part of the FEHB program. Additionally, the Company manages certain FEHB plans on a “cost-plus” basis. These arrangements subject the Company to certain aspects of the FEHB Act, and other federal regulations, such as the FEHB Acquisition Regulation, that otherwise would not be applicable to the Company. The OPM also is auditing the Company and its other contractors to, among other things, verify that plans meet their applicable FEHB program-specific MLR and the premiums established under the OPM’s Insured contracts and costs allocated pursuant to the OPM’s cost-based contracts are in compliance with the requirements of the applicable FEHB program. The OPM may seek premium refunds or institute other sanctions against the Company if it fails to comply with the FEHB program requirements.

Clinical Services Regulation - The Company provides clinical services to health plans, PBMs and providers for a variety of complex and common medical conditions, including arranging for certain members to participate in disease management programs. State laws regulate the practice of medicine, the practice of pharmacy, the practice of nursing and certain other clinical activities. Clinicians engaged in a professional practice in connection with the provision of clinical services must satisfy applicable state licensing requirements and must act within their scope of practice.

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

Office of Foreign Assets Control - The Company also is subject to regulation by the Office of Foreign Assets Control of the U.S. Department of Treasury (“OFAC”). OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. In addition, the Company is subject to similar regulations in the non-U.S. jurisdictions in which it operates.

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

The Company’s PBM activities also are regulated directly and indirectly at the federal and state levels, including being subject to the False Claims Act and state false claims acts and the AKS and state anti-kickback laws. These laws and regulations govern, and proposed legislation and regulations may govern and/or further restrict, critical PBM practices, including disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers; use of, administration of and/or changes to drug formularies, maximum allowable cost (“MAC”) list pricing, average wholesale prices (“AWP”) and/or clinical programs; the offering to plan sponsors of pricing that includes retail network “differential” or “spread” (i.e., a difference between the drug price charged to the plan sponsor by a PBM and the price paid by the PBM to the dispensing provider); disclosure of data to third parties; drug UM practices; the level of duty a PBM owes its customers; configuration of pharmacy networks; the operations of the Company’s pharmacies (including audits of its pharmacies); disclosure of negotiated provider reimbursement rates; disclosure of fees associated with administrative service agreements and patient care programs that are attributable to members’ drug utilization; and registration or licensing of PBMs. Failure by the

Company or one of its PBM services suppliers to comply with these laws or regulations could result in material fines and/or sanctions and could have a material adverse effect on the Company’s operating results and/or cash flows.

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

Most-Favored-Nations Rule - In November 2020, HHS released the Most-Favored-Nations Rule (the “MFN Rule”), which requires CMS to take a most-favored-nation approach in calculating payment for Medicare Part B drugs. The MFN Rule will test paying Part B drugs at comparable amounts to the lowest adjusted price paid by any country in the Organization for Economic Co-operation and Development that has a Gross Domestic Product (“GDP”) per capita that is at least 60% of the U.S. GDP per capita. The MFN Rule will also test a redesign of the percentage add-on payment structure under Medicare Part B to remove incentives for use of higher-cost drugs through a flat per-dose add-on payment, and will include a financial hardship exemption for participants. The mandatory MFN Rule will operate for seven years, from January 1, 2021 to December 31, 2027. Over the course of the model, CMS will monitor and evaluate the impact of the MFN Rule on beneficiary access to drugs, program costs, and the quality of care for beneficiaries. Further, CMS commits to assess initial impacts of the MFN Rule on quality of care, including access to drugs, prior to beginning performance year 5. Multiple pharmaceutical manufacturers have sued HHS over the rule, and it is currently delayed due to a temporary restraining order prohibiting CMS from implementing it. If implemented, the MFN Rule may impact the ability of the Company to negotiate drug prices and provide competitive products and services to consumers.

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

Each health insurer and HMO must file periodic financial and operating reports with the states in which it does business. In addition, health insurers and HMOs are subject to state examination and periodic license renewal. Applicable laws also restrict the ability of the Company’s regulated subsidiaries to pay dividends, and certain dividends require prior regulatory approval. In addition, some of the Company’s businesses and related activities may be subject to PPO, MCO, utilization review or TPA-related licensure requirements and regulations. These licensure requirements and regulations differ from state to state, but may contain provider network, contracting, product and rate, financial and reporting requirements. There also are laws and regulations that set specific standards for the Company’s delivery of services, payment of claims, fraud prevention, protection of consumer health information, and payment for covered benefits and services.

Required Regulatory Approvals - The Company must obtain and maintain regulatory approvals to price, market and administer many of its Health Care Benefits products. Supervisory agencies, including CMS, the Center for Consumer Information and Insurance Oversight and the DOL, as well as state health, insurance, managed care and Medicaid agencies, have broad authority to take one or more of the following actions:

•Grant, suspend and revoke the Company’s licenses to transact business;
•Suspend or exclude the Company from participation in government programs;
•Suspend or limit the Company’s authority to market products;
•Regulate many aspects of the products and services the Company offers, including the pricing and underwriting of many of its products and services;
•Assess damages, fines and/or penalties;
•Terminate the Company’s contract with the government agency and/or withhold payments from the government agency to the Company;
•Impose retroactive adjustments to premiums and require the Company to pay refunds to the government, customers and/or members;
•Restrict the Company’s ability to conduct acquisitions or dispositions;

•Require the Company to maintain minimum capital levels in its subsidiaries and monitor its solvency and reserve adequacy;
•Regulate the Company’s investment activities on the basis of quality, diversification and other quantitative criteria; and/or
•Exclude the Company’s plans from participating in Public Exchanges if they are deemed to have a history of “unreasonable” premium rate increases or fail to meet other criteria set by HHS or the applicable state.

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

In addition, the Company requested increases in its premium rates in its Commercial Health Care Benefits business for 2020 (including as a result of the reinstatement of the HIF for 2020 following the temporary suspension of the HIF for 2019) and expects to continue to request increases in those rates for 2021 and beyond in order to adequately price for projected medical cost trends, required expansions of coverage and rating limits, and significant assessments, fees and taxes imposed by the federal and state governments, including as a result of the ACA. The Company’s rates also must be adequate to reflect adverse selection in its products, particularly in small group Commercial products. These rate increases may be significant and thus heighten the risks of adverse publicity, adverse regulatory action and adverse selection and the likelihood that the Company’s requested premium rate increases will be denied, reduced or delayed, which could lead to operating margin compression.

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

The future of the ACA, and the impact of Medicaid expansion under the ACA, are uncertain. States may opt out of the elements of the ACA requiring expansion of Medicaid coverage without losing their current federal Medicaid funding. To date, a number of states and the District of Columbia have expanded Medicaid coverage to the higher eligibility levels contemplated by the ACA. In addition, the election of new governors and/or state legislatures may impact states’ previous decisions regarding Medicaid expansion. Proposals for substantial changes to federal funding of state Medicaid programs are likely to be considered in 2020 and beyond, including the possibility of converting federal Medicaid support to block grants (such as the block grant option outlined by CMS on January 30, 2020) and per capita caps on federal funding. Uncertainty regarding federal funding is causing and will continue to cause states to re-evaluate their Medicaid expansions and consider new assessments, fees and/or taxes on health plans. That re-evaluation and any changes to federal funding of state Medicaid programs may adversely affect Medicaid payment rates, the Company’s revenues and its Medicaid membership.

The economic aspects of the Medicaid, dual eligible and dual eligible special needs plan business vary from state to state and are subject to frequent change. Medicaid premiums are paid by each state and differ from state to state. The federal government and certain states also are considering proposals and legislation for Medicaid and dual eligible program reforms or redesigns, including restrictions on the collection of manufacturer’s rebates on pharmaceuticals by Medicaid MCOs and their contracted PBMs, further program, population and/or geographic expansions of risk-based managed care, increasing beneficiary cost-sharing or payment levels, and changes to benefits, reimbursement, eligibility criteria, provider network adequacy requirements (including requiring the inclusion of specified high cost providers in the Company’s networks) and program structure. In some states, current Medicaid and dual eligible funding and premium revenue may not be adequate for the Company to continue program participation. The Company’s Medicaid and dual eligible contracts with states (or sponsors of Medicaid managed care plans) are subject to cancellation by the state (or the sponsors of the managed care plans) after a short notice period without cause (e.g., when a state discontinues a managed care program) or in the event of insufficient state funding.

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

Available Information

CVS Health Corporation was incorporated in Delaware in 1996. The corporate office is located at One CVS Drive, Woonsocket, Rhode Island 02895, telephone (401) 765-1500. CVS Health’s common stock is listed on the New York Stock Exchange under the trading symbol “CVS.” General information about the Company is available through the Company’s website at http://www.cvshealth.com. The Company’s financial press releases and filings with the SEC are available free of charge within the Investors section of the Company’s website at http://investors.cvshealth.com. In addition, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that website is http://www.sec.gov. The information on or linked to the Company’s website is neither a part of nor incorporated by reference in this 10-K or any of the Company’s other SEC filings.

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

Item 1A. Risk Factors.

You should carefully consider each of the following risks and uncertainties and all of the other information set forth in this 10-K. These risks and uncertainties and other factors may affect forward-looking statements, including those we make in this 10-K or elsewhere, such as in news releases or investor or analyst calls, meetings or presentations, on our websites or through our social media channels. The risks and uncertainties described below are not the only ones we face. There can be no assurance that we have identified all the risks that affect us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect our businesses. Any of these risks or uncertainties could cause our actual results to differ materially from our expectations and the expected results discussed in our forward-looking statements. You should not consider past results to be an indication of future performance.

If any of the following risks or uncertainties develops into actual events or if the circumstances described in the risks or uncertainties occur or continue to occur, those events or circumstances could have a material adverse effect on our businesses, operating results, cash flows, financial condition and/or stock price, among other effects on us. You should read the following section in conjunction with the MD&A, included in Item 7 of this 10-K, our consolidated financial statements and the related notes, included in Item 8 of this 10-K, and our “Cautionary Statement Concerning Forward-Looking Statements” in this 10-K.

Summary

The following is a summary of the principal risks we face:

Risks Related to COVID-19

•The impact of COVID-19 on our businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be material and adverse.
•The impact of COVID-19 and the related testing and vaccination may result in us not being able to accurately forecast health care and other benefit costs, and we are uncertain that future health care and other benefits costs will not exceed our projections.

Risks Relating to Our Businesses

•Each of our segments operates in a highly competitive and evolving business environment.
•A change in our Health Care Benefits product mix may adversely affect our profit margins.
•Negative public perception of the industries in which we operate can adversely affect our businesses, operating results, cash flows and prospects.
•Failure to maintain or improve our relationships with our retail and specialty pharmacy customers may adversely affect our operating results.
•We face risks relating to the availability, pricing and safety profiles of prescription drugs that we purchase and sell.
•We may not be able to accurately forecast health care and other benefit costs.
•If actual claims in our Insured Health Care Benefits products exceed our estimates, our operating results could be materially adversely affected, and our ability to take timely corrective actions to limit future costs may be limited.
•We are exposed to risks relating to the solvency of other insurers.

Risks From Changes in Public Policy and Other Legal and Regulatory Risks

•We are subject to potential changes in public policy, laws and regulations, including reform of the U.S. health care system, which can adversely affect our businesses.
•If we fail to comply with applicable laws and regulations, we could be subject to significant adverse regulatory actions or suffer brand and reputational harm.
•If our compliance or other systems and processes fail or are deemed inadequate, we may suffer brand and reputational harm and become subject to regulatory actions and/or litigation.
•The litigation and other adverse legal proceedings that we face are costly to defend, may result in changes in our business practices, harm our brand and reputation and adversely affect our businesses and operating results.
•The governmental audits, investigations and reviews to which we are subject could result in changes to our business practices and also could result in material refunds, fines, penalties, civil and/or criminal liabilities and other sanctions.
•Our litigation and regulatory risk profile are changing as we offer new products and services.
•We face unique regulatory and other challenges in our Medicare and Medicaid businesses.
•Programs funded in whole or in part by the U.S. federal government account for a significant portion of our revenues, and we expect that percentage to increase.
•We may not be able to obtain adequate premium rate increases in our Insured Health Care Benefits products, which would have an adverse effect on our revenues, MBRs and operating results.
•Minimum MLR rebate requirements limit the level of margin we can earn in our Insured Health Care Benefits products while leaving us exposed to higher than expected medical costs.
•Our operating results may be adversely affected by changes in laws and policies governing employers and by union organizing activity.

Risks Associated with Mergers, Acquisitions, and Divestitures

•We may be unable to successfully integrate companies we acquire.

•The acquisitions, joint ventures, strategic alliances and other inorganic growth opportunities we pursue may be unsuccessful.
•In order to complete a proposed acquisition, we may be required to divest certain portions of our business, for which we may not be able to obtain favorable pricing.

Risks Related to Our Operations

•Failure to meet customer expectations may harm our brand and reputation, our ability to retain and grow our customer base and membership and our operating results and cash flows.
•We can provide no assurance that we or our vendors will be able to detect, prevent or contain the effects of cyber attacks or other information security (including cybersecurity) risks or threats in the future.
•Our use and disclosure of members’, customers’ and other constituents’ sensitive information is subject to complex regulations at multiple levels, and we would be adversely affected if we or our business associates or other vendors fail to adequately protect members’, customers’ or other constituents’ sensitive information.
•Product liability, product recall or personal injury issues could damage our reputation and have a significant adverse effect on our businesses, operating results, cash flows and/or financial condition.
•We face significant competition in attracting and retaining talented employees, and managing succession for, and retention of, key executives is critical to our success.
•Sales of our products and services are dependent on our ability to attract and motivate internal sales personnel and independent third-party brokers, consultants and agents.
•Failure of our businesses to effectively collaborate could prevent us from maximizing our operating results.
•The failure or disruption of our information technology systems or infrastructure to support our businesses could adversely affect our reputation, businesses, operating results and cash flows.
•Pursuing multiple initiatives simultaneously presents challenges to maintaining, continuing to develop and improve an effective information technology system.
•We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and disrupt our business operations.
•Both our and our vendors’ operations are subject to a variety of business continuity hazards and risks.

Financial Risks

•We would be adversely affected if we do not effectively deploy our capital. Downgrades or potential downgrades in our credit ratings could adversely affect our brand and reputation, businesses, operating results, cash flows and financial condition.
•Goodwill and other intangible assets could, in the future, become impaired.
•Adverse conditions in the U.S. and global capital markets can significantly and adversely affect the value of our investments.
•Our significant indebtedness has increased our consolidated interest expense and could adversely affect our business flexibility and increase our borrowing costs.

Risks Related to Our Relationships with Manufacturers, Providers, Suppliers and Vendors

•We face risks relating to the market availability, pricing, suppliers and safety profiles of prescription drugs and other products that we purchase and sell.
•Our operating results may be adversely affected if we are unable to contract with providers on competitive terms and develop and maintain attractive networks with high quality providers.
•If our service providers fail to meet their contractual obligations to us or to comply with applicable laws or regulations, we may be exposed to brand and reputational harm, litigation and/or regulatory action.
•We may experience increased medical and other benefit costs, litigation risk and customer and member dissatisfaction when providers that do not have contracts with us render services to our Health Care Benefits members.
•Continuing consolidation and integration among providers and other suppliers may increase our medical and other covered benefits costs, make it difficult for us to compete in certain geographies and create new competitors.

Risks Related to COVID-19

The spread of, impact of and response to COVID-19 underscores and amplifies certain risks we face. The impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be material and adverse.

COVID-19 has spread to every state in the U.S., has been declared a pandemic by the World Health Organization and has severely impacted, and is expected to continue to severely impact, the economies of the U.S. and other countries around the world.

The legislative and regulatory environment governing our businesses is dynamic and changing frequently, including the Families First Act, the CARES Act and mandated increases to the medical services we must pay for without a corresponding increase in the premiums we receive in our Health Care Benefits Insured products. As a result of COVID-19, including legislative and/or regulatory responses to COVID-19, the premiums we charge in our Insured Health Care Benefits products may prove to be insufficient to cover the cost of medical services delivered to our Insured medical members, which may increase significantly as a result of higher utilization rates of medical facilities and services and other increases in associated hospital and pharmaceutical costs.

Federal, state and local governmental policies and initiatives to reduce the transmission of COVID-19, including shelter-in-place orders and social distancing directives, may not effectively combat the severity and/or duration of the COVID-19 pandemic and have resulted in, among other things, a reduction in utilization that is discretionary, the cancellation of elective medical procedures, reduced customer traffic and front store sales in our retail pharmacies, our customers being ordered to close or severely curtail their operations, the adoption of work-from-home policies and a reduction in diagnostic reporting due to reductions in health care provider visits and restrictions on our access to providers’ medical records, all of which impact our businesses. Among other impacts of these policies and initiatives on our businesses, we expect changes in medical claims submission patterns and an adverse impact on (i) drug utilization due to the reduction in discretionary visits with providers; (ii) front store sales as a result of reduced customer traffic in our retail pharmacies due to shelter-in-place orders and COVID-19 related unemployment; (iii) medical membership in our Health Care Benefits segment and covered lives in our PBM clients due to reductions in workforce at our existing customers (including due to business failures) as well as reduced willingness to change benefits providers by prospective customers; (iv) benefit costs due to COVID-19 related support programs we have put in place for our medical members and mandated increases to the medical services we must pay for without a corresponding increase in the premiums we receive in our Insured Health Care Benefits products; and (v) the amount, timing and collectability of payments to the Company from customers, clients, government payers and members as a result of the impact of COVID-19 on them. Over time, these policies and initiatives also may cause us to experience increased benefit costs and/or decreased revenues in our Health Care Benefits segment if, as a result of our medical members not seeing their providers as a result of COVID-19, we are unable to implement clinical initiatives to manage benefit costs and chronic conditions of our medical members and appropriately document their risk profiles.

In addition, in response to COVID-19, during the first half of 2020, we began to offer our medical members expanded benefit coverage and became obligated by governmental action to provide other additional coverage. This expanded benefit coverage is being provided without a corresponding increase in the premiums we receive in our Insured Health Care Benefits products. We also are taking actions designed to help provide financial and administrative relief for the health care provider community. Such measures and any further steps we take or are required to take to expand or otherwise modify the services delivered to our Health Care Benefits members, provide relief for the health care provider community, or in connection with the relaxation of shelter-in-place orders and social distancing directives and other restrictions on movement and economic activity intended to reduce the spread of COVID-19, including the potential for widespread testing and vaccination, as a component of lifting those measures, could adversely impact our benefit costs, MBR and operating results.

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

The spread of COVID-19, or actions taken to mitigate its spread, could have material and adverse effects on our ability to operate our businesses effectively, including as a result of the complete or partial closure of facilities, labor shortages and/or financial difficulties experienced by third-party service providers. Disruptions in our supply chains, our distribution chains and/

or public and private infrastructure, including communications and financial services, could materially and adversely impact our business operations. We have transitioned a significant subset of our colleagues to a remote work environment in an effort to mitigate the spread of COVID-19, as have a significant number of our third-party service providers, which may amplify certain risks to our businesses, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our medical members or other third-parties and increased risk of business interruptions.

While the FDA has authorized some COVID-19 vaccines for emergency use, the COVID-19 pandemic continues to evolve and the severity and duration of the pandemic and scope and intensity of the governmental response to it are unknown at this time. We believe COVID-19’s impact on our businesses, operating results, cash flows and/or financial condition primarily will be driven by the geographies impacted and the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies and consumer behavior and health care utilization patterns; and the timing, scope and impact of stimulus legislation as well as other federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control. As a result, the impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be adverse and material. COVID-19 also may result in legal and regulatory proceedings, investigations and claims against us.

A number of factors, many of which are beyond our control, including COVID-19 and related testing and vaccination, contribute to rising health care and other benefit costs. We may not be able to accurately forecast health care and other benefit costs, which could adversely affect our Health Care Benefits segment’s operating results. There can be no assurance that future health care and other benefits costs will not exceed our projections.

As a result of COVID-19, the current economic environment is adverse and less predictable than recently experienced, which has caused and may continue to cause unanticipated and significant volatility in our health care and other benefits costs, including COVID-19 related testing and vaccination and post-acute care skilled nursing facility and behavioral health costs. On January 21, 2021, the President of the United States issued an executive order to support government efforts to expand access, availability and use of COVID-19 diagnostic, screening and surveillance and addressed the cost of COVID-19 testing by facilitating COVID-19 testing free of charge to those who lack comprehensive health insurance and clarifying group health plans’ and health insurance issuers’ obligations to provide coverage for COVID-19 testing. In addition, the timing of vaccine administration to the general public and related costs as well as the identification of new, more infectious strains of the COVID-19 virus and whether the vaccines will be effective against such new strains are uncertain and may impact our MBR. Premiums for our Insured Health Care Benefits products, which comprised 92% of our Health Care Benefits revenues for 2020, are priced in advance based on our forecasts of health care and other benefit costs during a fixed premium period, which is generally twelve months. These forecasts are typically developed several months before the fixed premium period begins, are influenced by historical data (and recent historical data in particular), are dependent on our ability to anticipate and detect medical cost trends and changes in our members’ behavior and health care utilization patterns and medical claim submission patterns and require a significant degree of judgment. For example, our revenue on Medicare policies is based on bids submitted in June of the year before the contract year. Cost increases in excess of our projections cannot be recovered in the fixed premium period through higher premiums. As a result, our profits are particularly sensitive to the accuracy of our forecasts of the increases in health care and other benefit costs that we expect to occur and our ability to anticipate and detect medical cost trends. For 2021, those forecasts include adjustments made to pricing based on prospective expectations for liabilities due to testing, vaccines, direct COVID-19 treatment and deferred care. Risk-adjusted revenue has been adjusted for deferred care, and forecasted enrollment considers assumptions about the economic environment, though COVID-19 related impacts remain uncertain. During periods such as 2020 and 2021 when health care and other benefit costs, utilization and/or medical costs trends experience significant volatility and medical claim submission patterns are changing rapidly as a result of COVID-19, accurately detecting, forecasting, managing, reserving and pricing for our (and our self-insured customers’) medical cost trends and incurred and future health care and other benefits costs is more challenging. There can be no assurance regarding the accuracy of the health care or other benefit cost projections reflected in our pricing, and our health care and other benefit costs (including COVID-19 related testing and vaccination and post-acute care skilled nursing facility and behavioral health costs) are affected by COVID-19 and other external events over which we have no control. Even relatively small differences between predicted and actual health care and other benefit costs as a percentage of premium revenues can result in significant adverse changes in our Health Care Benefits segment’s operating results.

A number of factors contribute to rising health care and other benefit costs, including COVID-19, previously uninsured members entering the health care system, changes in members’ behavior and health care utilization patterns, turnover in our membership, additional government mandated benefits or other regulatory changes (including under the Families First Act and the CARES Act), changes in the health status of our members, the aging of the population and other changing demographic characteristics, advances in medical technology, increases in the number and cost of prescription drugs (including specialty pharmacy drugs and ultra-high cost drugs and therapies), direct-to-consumer marketing by drug manufacturers, the increasing influence of social media on our members’ health care utilization and other behaviors, changes in health care practices and general economic conditions (such as inflation and employment levels). In addition, government-imposed limitations on Medicare and Medicaid reimbursements to health plans and providers have caused the private sector to bear a greater share of increasing health care and other benefits costs over time, and future amendments or repeal or replacement of the ACA that increase the uninsured population may amplify this problem. Other factors that affect our health care and other benefit costs include epidemics or other pandemics, changes as a result of the ACA, changes to or the discontinuation of the ACA and other changes in the regulatory environment, the evolution toward a consumer driven business model, new technologies, influenza-related health care costs (which may be substantial), clusters of high-cost cases, health care provider and member fraud, and numerous other factors that are or may be beyond our control.

Furthermore, if we are not able to accurately and promptly anticipate and detect medical cost trends or accurately estimate the cost of incurred but not yet reported claims or reported claims that have not been paid, our ability to take timely corrective actions to limit future health care costs and reflect our current benefit cost experience in our pricing process may be limited, which would further amplify the extent of any adverse impact on our operating results. These risks are particularly acute during periods such as 2020 and 2021 when health care and other benefit costs, utilization and/or medical cost trends experience significant volatility and medical claim submission patterns are changing rapidly as a result of COVID-19. Such risks are further magnified by the ACA and other existing and future legislation and regulations that limit our ability to price for our projected and/or experienced increases in utilization and/or medical cost trends.

There can be no assurance that future health care and other benefits costs will not exceed our projections.

Adverse economic conditions in the U.S. and abroad can materially and adversely impact our businesses, operating results, cash flows and financial condition, and we do not expect these conditions to improve in the near future.

The COVID-19 pandemic, the availability and cost of credit and other capital, higher unemployment rates and other factors have contributed to adverse conditions in the global economy and significantly diminished expectations for the global economy, and particularly the U.S. economy, at least through the end of 2020 and possibly longer. Our customers, medical providers and the other companies with which we do business are generally headquartered in the U.S.; however, many of our largest customers are global companies with operations around the world. As a result, adverse economic conditions in the U.S. and abroad, including those caused by COVID-19, can materially and adversely impact our businesses, operating results, cash flows and financial condition, including:

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
•By causing our existing customers to reduce workforces (including due to business failures), which would reduce our revenues, the number of covered lives in our PBM clients and/or the number of members our Health Care Benefits segment serves.
•By causing our clients and customers and potential clients and customers, particularly those with the most employees or members, and state and local governments, to force us to compete more vigorously on factors such as price and service, including service, discount and other performance guarantees, to retain or obtain their business.
•By causing customers and potential customers of our Retail/LTC and Health Care Benefits segments to purchase fewer products and/or products that generate less profit for us than the ones they currently purchase or otherwise would have purchased.
•By causing customers and potential customers of our Health Care Benefits segment, particularly smaller employers and individuals, to forego obtaining or renewing their health and other coverage with us.
•In our Health Care Benefits segment, by causing unanticipated increases and volatility in utilization of medical and other covered services, including COVID-19 related testing, vaccination and behavioral health services, by our medical members, changes in medical claim submission patterns and/or increases in medical unit costs and/or provider behavior, each of which would increase our costs and limit our ability to accurately detect, forecast, manage, reserve and price for our (and our self-insured customers’) medical cost trends and incurred and future health care and other benefits costs.

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

Furthermore, reductions in workforce by our customers can cause unanticipated increases in the health care and other benefits costs of our Health Care Benefits segment. For example, our business associated with members who have elected to receive benefits under Consolidated Omnibus Budget Reconciliation Act (known as “COBRA”) typically has an MBR that is significantly higher than our overall Commercial MBR.

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

Each of our segments, Pharmacy Services, which includes our pharmacy benefit management (“PBM”) business, Retail/LTC, and Health Care Benefits, operates in a highly competitive and evolving business environment. Specifically:

•As competition increases in the geographies in which we operate, including competition from new entrants, a significant increase in price compression and/or reimbursement pressures could occur, and this could require us to reevaluate our pricing structures to remain competitive.
•The competitive success of our Pharmacy Services segment is dependent on our ability to establish and maintain contractual relationships with network pharmacies as PBM clients evaluate adopting narrow or restricted retail pharmacy networks.
•The competitive success of our Retail/LTC segment and our specialty pharmacy operations is dependent on our ability to establish and maintain contractual relationships with PBMs and other payors on acceptable terms as the payors’ clients evaluate adopting narrow or restricted retail pharmacy networks.
•In our PBM business, we maintain contractual relationships with brand name drug manufacturers that provide for purchase discounts and/or rebates on drugs dispensed by pharmacies in our retail network and by our specialty and mail order pharmacies (all or a portion of which may be passed on to clients). Manufacturer’s rebates often depend on a PBM’s ability to meet contractual requirements, including the placement of a manufacturer’s products on the PBM’s formularies. If we lose our relationship with one or more drug manufacturers, or if the discounts or rebates provided by drug manufacturers decline, our operating results, cash flows and/or prospects could be adversely affected.
•The PBM industry has been experiencing price compression as a result of competitive pressures and increased client demands for lower prices, increased revenue sharing, including sharing in a larger portion of rebates received from drug manufacturers, enhanced service offerings and/or higher service levels. Marketplace dynamics and regulatory changes also have adversely affected our ability to offer plan sponsors pricing that includes the use of retail “differential” or “spread,” which could adversely affect our future profitability, and we expect these trends to continue.
•Our retail pharmacy, specialty pharmacy and LTC pharmacy operations have been affected by reimbursement pressure caused by competition, including client demands for lower prices, generic drug pricing, earlier than expected generic drug introductions and network reimbursement pressure. If we are unable to increase our prices to reflect, or otherwise mitigate the impact of, increasing costs, our profitability will be adversely affected. If we are unable to limit our price increases, we may lose customers to competitors with more favorable pricing, adversely affecting our revenues and operating results.
•A shift in the mix of our pharmacy prescription volume towards programs offering lower reimbursement rates as a result of competition or otherwise could adversely affect our margins, including the ongoing shift in pharmacy mix towards 90-day prescriptions at retail and the ongoing shift in pharmacy mix towards Medicare Part D prescriptions.
•PBM client contracts often are for a period of approximately three years. However, PBM clients may require early or periodic re-negotiation of pricing prior to contract expiration. PBM clients are generally well informed, can move between us and our competitors and often seek competing bids prior to expiration of their contracts. We are therefore under pressure to contain price increases despite being faced with increasing drug costs and increasing operating costs. If we are unable to increase our prices to reflect, or otherwise mitigate the impact of, increasing costs, our profitability will be adversely affected. If we are unable to limit our price increases, we may lose customers to competitors with more favorable pricing, adversely affecting our revenues and operating results.
•The operating results and margins of our LTC business are further affected by the increased efforts of health care payors to negotiate reduced or capitated pricing arrangements and by the financial health of, and purchases and sales of, our LTC customers.
•In our Health Care Benefits segment we are seeking to substantially grow our Medicaid, dual eligible and dual eligible special needs plan membership over the next several years. In many instances, to acquire and retain our government customers’ business, we must bid against our competitors in a highly competitive environment. Winning bids often are challenged successfully by unsuccessful bidders, and may also be withdrawn or cancelled by the issuing agency.
•Customer contracts in our Health Care Benefits segment are generally for a period of one year, and our customers have considerable flexibility in moving between us and our competitors. One of the key factors on which we compete for customers, especially in uncertain economic environments, is overall cost. We are therefore under pressure to contain premium price increases despite being faced with increasing health care and other benefit costs and increasing operating costs. If we are unable to increase our prices to reflect, or otherwise mitigate the impact of, increasing costs, our profitability will be adversely affected. If we are unable to limit our price increases, we may lose members to competitors with more favorable pricing, adversely affecting our revenues and operating results. In response to rising prices, our customers may elect to self-insure or to reduce benefits in order to limit increases in their benefit costs. Alternatively, our customers may purchase different types of products from us that are less profitable. Such elections may result in reduced membership in our more profitable Insured products and/or lower premiums for our Insured products, which may adversely affect our revenues and operating results, although such elections also may reduce our health care and other benefit costs. In addition, our Medicare, Medicaid and CHIP products are subject to termination without cause, periodic re-bid, rate adjustment and program redesign, as customers seek to contain their benefit costs, particularly in an uncertain economy, and our exposure to this risk is increasing as we grow our Government products membership. These actions may adversely affect our membership, revenues and operating results.
•We requested increases in our premium rates in our Commercial Health Care Benefits business for 2021 and expect to continue to request increases in those rates for 2022 and beyond in order to adequately price for projected medical cost trends, required expansions of coverage and rating limits, and significant assessments, fees and taxes imposed by federal and state governments, including as a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”). Our rates also must be adequate to reflect the risk that our products will be selected by people with a higher risk profile or utilization rate than the pool of participants we anticipated when we established pricing for the applicable products (also known as “adverse selection”), particularly in small group Commercial products. These rate increases may be significant and thus heighten the risks of adverse publicity, adverse regulatory action and adverse selection and the likelihood that our requested premium rate increases will be denied, reduced or delayed, which could lead to operating margin compression.

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

Disruptive innovation by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such alterations and make timely and effective changes to our strategies and business model to compete effectively. For example, decisions to buy our Pharmacy Services and Health Care Benefits products and services increasingly are made or influenced by consumers, either through direct purchasing (e.g., Medicare Advantage plans and PDPs) or through public health insurance exchanges (“Public Exchanges”) and private health insurance exchanges (together with Public Exchanges, collectively, “Insurance Exchanges”) that allow individual choice. Consumers also are increasingly seeking to access consumer goods and health care products and services locally and through other direct channels such as mobile devices and websites. To compete effectively in the consumer-driven marketplace, we will be required to develop or acquire new capabilities, attract new talent and develop new service and distribution relationships that respond to consumer needs and preferences.

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

In addition, by working with the U.S. government in the distribution and administration of the COVID-19 vaccine, the Company may be subject to negative publicity related to the government’s actions in response to COVID-19 that are outside of the ability of the Company to control.

Negative public perception and/or publicity of our industries in general, or of us or our key vendors, brokers or product distribution networks in particular, can further increase our costs of doing business and adversely affect our operating results and our stock price by:

•adversely affecting our brand and reputation;
•adversely affecting our ability to market and sell our products and/or services and/or retain our existing customers and members;
•requiring us to change our products and/or services;
•reducing or restricting the revenue we can receive for our products and/or services; and/or
•increasing or significantly changing the regulatory and legislative requirements with which we must comply.

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

The profitability of our Retail/LTC and Pharmacy Services segments is dependent upon the utilization of prescription drug products. We dispense significant volumes of brand name and generic drugs from our retail, LTC, specialty and mail order pharmacies, and the retail pharmacies in our PBM’s network also dispense significant volumes of brand name and generic drugs. Our revenues, operating results and cash flows may decline if physicians cease writing prescriptions for drugs or the utilization of drugs is reduced, including due to:

•increased safety risk profiles or regulatory restrictions;
•manufacturing or other supply issues;
•certain products being withdrawn by their manufacturers or transitioned to over-the-counter products;
•future FDA rulings restricting the supply or increasing the cost of products;
•the introduction of new and successful prescription drugs or lower-priced generic alternatives to existing brand name products; or
•inflation in the price of brand name drugs.

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

Premiums for our Insured Health Care Benefits products, which comprised 92% of our Health Care Benefits revenues for 2020, are priced in advance based on our forecasts of health care and other benefit costs during a fixed premium period, which is generally one year. These forecasts are typically developed several months before the fixed premium period begins, are influenced by historical data (and recent historical data in particular), are dependent on our ability to anticipate and detect medical cost trends and changes in our members’ behavior and health care utilization patterns and require a significant degree of judgment. For example, our revenue on Medicare policies is based on bids submitted in June of the year before the contract year. Cost increases in excess of our projections cannot be recovered in the fixed premium period through higher premiums. As a result, our profits are particularly sensitive to the accuracy of our forecasts and our ability to anticipate and detect medical cost trends. Even relatively small differences between predicted and actual health care and other benefit costs as a percentage of premium revenues can result in significant adverse changes in our operating results.

A number of factors contribute to rising health care and other benefit costs, including previously uninsured members entering the health care system, changes in members’ behavior and health care utilization patterns, turnover in our membership, additional government mandated benefits or other regulatory changes, changes in the health status of our members, the aging of the population and other changing demographic characteristics, advances in medical technology, increases in the number and cost of prescription drugs (including specialty pharmacy drugs and ultra-high cost drugs and therapies), direct-to-consumer marketing by drug manufacturers, the increasing influence of social media on our members’ health care utilization and other behaviors, changes in health care practices and general economic conditions (such as inflation and employment levels). In addition, government-imposed limitations on Medicare and Medicaid reimbursements to health plans and providers have caused the private sector to bear a greater share of increasing health care and other benefits costs over time, and future amendments or repeal or replacement of the ACA that increase the uninsured population may exacerbate this problem. Other factors that affect our health care and other benefit costs include changes as a result of the ACA, changes to the ACA and other changes in the regulatory environment, the evolution toward a consumer driven business model, new technologies, influenza related health care costs (which may be substantial and higher than we project), clusters of high-cost cases, epidemics or pandemics, health care provider and member fraud, and numerous other factors that are or may be beyond our control. For example, the 2020-2021 influenza season was impacted by efforts taken to reduce the spread of COVID-19; and the 2019-2020 influenza season had an earlier than average start and had a higher incidence of influenza than the 2018-2019 influenza season.

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

A large portion of health care claims are not submitted to us until after the end of the quarter in which services are rendered by providers to our members. Our reported health care costs payable for any particular period reflect our estimates of the ultimate cost of such claims as well as claims that have been reported to us but not yet paid. We also must estimate the amount of rebates payable under the MLR rules of the ACA, CMS and the OPM and the amounts payable by us to, and receivable by us from, the United States federal government under the ACA’s remaining premium stabilization program.

Our estimates of health care costs payable are based on a number of factors, including those derived from historical claim experience, but this estimation process also makes use of extensive judgment. Considerable variability is inherent in such estimates, and the accuracy of the estimates is highly sensitive to changes in medical claims submission and processing patterns and/or procedures, turnover and other changes in membership, changes in product mix, changes in the utilization of medical and/or other covered services, including prescription drugs, changes in medical cost trends, changes in our medical management practices and the introduction of new benefits and products. We estimate health care costs payable periodically, and any resulting adjustments, including premium deficiency reserves, are reflected in current-period operating results within benefit costs. For example, as of December 31, 2020 and 2019, we established a premium deficiency reserve of $11 million and $4 million, respectively, related to Medicaid products in the Health Care Benefits segment. A worsening (or improvement) of health care cost trend rates or changes in claim payment patterns from those that we assumed in estimating health care costs payable as of December 31, 2020 would cause these estimates to change in the near term, and such a change could be material.

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

The political environment in which we operate remains uncertain. It is reasonably possible that our business operations and operating results could be materially adversely affected by legislative, regulatory and public policy changes at the federal or state level, increased government involvement in drug reimbursement, pricing, purchasing and/or importation and/or increased regulation of PBMs, including: changes to the Medicare or Medicaid programs (including the block grant option outlined by CMS on January 30, 2020, the “block grant option”) or the regulatory environment for health care and related benefits, including the ACA; changes to laws or regulations governing drug reimbursement and/or pricing; changes to the laws and regulations governing PBMs’, PDPs’ and/or Managed Medicaid organizations’ interactions with government funded health care programs; changes to laws and/or regulations governing drug manufacturers’ rebates; changes to laws and/or regulations governing reimbursements paid to pharmacists by and/or reporting required by PBMs; changes to immigration policies and/or other public policy initiatives. It is not possible to predict whether or when any such changes will occur or what form any such changes may take (including through the use of U.S. Presidential Executive Orders). Other significant changes to health care and related benefits system legislation or regulation as well as changes with respect to tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries also are possible and could adversely affect our businesses. If we fail to respond adequately to such changes, including by implementing strategic and operational initiatives, or do not respond as effectively as our competitors, our businesses, operations and operating results may be materially adversely affected.

In addition to efforts to amend, repeal or replace the ACA and related regulations, we expect the federal and state governments to continue to enact and seriously consider many broad-based legislative and regulatory proposals that will or could materially impact various aspects of the health care and related benefits system and our businesses. Potential modification to the ACA, including changes in enforcement and/or funding that further destabilize the Public Exchanges, as well as significant changes to Medicaid funding (including the block grant option) could impact the number of Americans with health insurance and, consequently, prescription drug coverage. Further changes to federal health care and related benefits laws, including the ACA, drug reimbursement and pricing laws, laws governing PBMs and/or laws governing PBMs’, PDPs’ and/or Managed Medicaid organizations’ interactions with government funded health care programs, are probable. We cannot predict the effect, if any, that new health care and related benefits legislation, future changes to the ACA or the implementation of or failure to implement the outstanding provisions of ACA, may have on our Pharmacy Services, retail pharmacy, LTC pharmacy and/or Health Care Benefits operations and/or operating results. The federal and many state governments also are considering changes in the interpretation, enforcement and/or application of existing programs, laws and regulations, including changes to payments under and funding of Medicare and Medicaid programs and increased regulation of PBMs.

Further, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to additional regulation of PBMs (including formulary management or other PBM services), drug pricing or purchasing, patent term extensions and/or purchase discount and/or rebate arrangements with drug manufacturers also could reduce the discounts or rebates we receive. Changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to claims processing and billing, including our ability to use MAC lists and collect transmission fees, also could adversely affect our profitability. For example, on October 29, 2020, the HHS released a final rule requiring health insurers to disclose drug pricing and cost-sharing information. The final rule requires group health plans and health insurance issuers in the individual and group markets to disclose cost-sharing information upon request, to a participant, beneficiary, or enrollee, which, unless otherwise indicated, for the purpose of the final rules includes an authorized representative, and requires plans and issuers to disclose in-network provider rates, historical out-of-network allowed amounts and the associated billed charges, and negotiated rates for prescription drugs. The public disclosure of insurer- or PBM-negotiated price concessions may result in drug manufacturers lowering discounts or rebates, resulting in higher drug costs for patients and impacting the ability of the Company to negotiate drug prices and provide competitive products and services to consumers.

In addition, in November 2020, the HHS released the Rebate Rule, which eliminates the regulatory safe harbor from prosecution under the AKS for rebates from pharmaceutical companies to PBMs in Medicare Part D and in Medicaid MCOs, replacing it with two far narrower safe harbors designed to directly benefit patients with high out-of-pocket costs and to change the way PBMs are compensated. The new safe harbors are (i) for rebates which are passed on to the patient at the point of sale and (ii) for flat service fee payments made to PBMs which cannot be tied to the list prices of drugs. The PCMA, which represents PBMs, has filed a suit in an effort to block the Rebate Rule, claiming that the Rebate Rule would lead to higher premiums in Medicare Part D and was adopted in an unlawful manner. It is unclear whether the Rebate Rule will be enforceable, whether pharmaceutical companies will respond by reducing list prices, whether list prices in the private market may also be reduced, and what the resulting impact will be to PBMs or the Company.

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

For more information on these matters, see “Government Regulation” included in Item 1 of this 10-K.

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

Certain of our Pharmacy Services and Retail/LTC operations, products and services are subject to:

•the clinical quality, patient safety and other risks inherent in the dispensing, packaging and distribution of drugs and other health care products and services, including claims related to purported dispensing and other operational errors (any failure by our Pharmacy Services and/or Retail/LTC operations to adhere to the laws and regulations applicable to the dispensing of drugs could subject us to civil and criminal penalties);
•federal and state anti-kickback and other laws that govern our relationship with drug manufacturers, customers and consumers;
•compliance requirements under ERISA, including fiduciary obligations in connection with the development and implementation of items such as drug formularies and preferred drug listings; and
•federal and state legislative proposals and/or regulatory activity that could adversely affect pharmacy benefit industry practices.

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

Our businesses, profitability and growth also may be adversely affected by (i) judicial and regulatory decisions that change and/or expand the interpretations of existing statutes and regulations, impose medical or bad faith liability, increase our responsibilities under ERISA or the remedies available under ERISA, or reduce the scope of ERISA pre-emption of state law claims or (ii) other legislation and regulations. For example, in December 2020, the U.S. Supreme Court upheld an Arkansas law that, among other things, mandates a particular pricing methodology, establishes an appeals process for a pharmacy when the reimbursement is below the pharmacy’s acquisition cost, permits a pharmacy to reverse and rebill if they cannot procure the drug from its wholesaler at a price equal to or less than the reimbursement rate, prohibits a PBM from reimbursing a pharmacy less than the amount it reimburses an affiliate on a per unit basis, and permits a pharmacy to decline to dispense if the reimbursement is lower than the pharmacy’s acquisition cost.

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

The outcome of litigation and other adverse legal proceedings is always uncertain, and outcomes that are not justifiable by the evidence or existing law or regulation can and do occur, and the costs incurred frequently are substantial regardless of the outcome. Litigation and other adverse legal proceedings could materially adversely affect our businesses, operating results and/or cash flows because of brand and reputational harm to us caused by such proceedings, the cost of defending such proceedings, the cost of settlement or judgments against us, or the changes in our operations that could result from such proceedings. See Item 3 of this 10-K for additional information.

We frequently are subject to regular and special governmental audits, investigations and reviews that could result in changes to our business practices and also could result in material refunds, fines, penalties, civil liabilities, criminal liabilities and other sanctions.

As one of the largest national retail, mail order, specialty and LTC pharmacy, PBM and health care and related benefits providers, we frequently are subject to regular and special governmental market conduct and other audits, investigations and reviews by, and we receive subpoenas and other requests for information from, various federal and state agencies, regulatory authorities, attorneys general, committees, subcommittees and members of the U.S. Congress and other state, federal and international governmental authorities. For example, we have received CIDs from, and provided documents and information to, the Civil Division of the DOJ in connection with a current investigation of our patient chart review processes in connection with risk adjustment data submissions under Parts C and D of the Medicare program. CMS and the OIG also are auditing the risk adjustment-related data of certain of our Medicare Advantage plans, and the number of such audits continues to increase. Several such audits, investigations and reviews by governmental authorities currently are pending, some of which may be resolved in 2021, the results of which may be adverse to us.

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

See “Legal and Regulatory Proceedings” in Note 16 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K for additional information.

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

•In April 2020, CMS issued a final notice detailing final Medicare Advantage benchmark payment rates for 2021 (the “Final Notice”). Overall, we project the benchmark rates in the Final Notice will increase funding for our Medicare Advantage business, excluding the impact of the HIF in 2020, by approximately 1.8% in 2021 compared to 2020. This 2021 rate increase only partially offsets the challenge we face from the impact of the increasing cost of medical care (including prescription medications) and CMS local and national coverage decisions that require us to pay for services and supplies that are not factored into our bids and creates continued pressure on our Medicare Advantage operating results. In January 2021, CMS issued its final notice detailing final 2022 Medicare Advantage benchmark payment rates. Final 2022 Medicare Advantage rates resulted in an increase in industry benchmark rates of approximately 4.1%. We cannot predict future Medicare funding levels, the impact of future federal budget actions or ensure that such changes or actions will not have an adverse effect on our Medicare operating results.
•The organic expansion of our Medicare Advantage and Medicare Part D service area is subject to the ability of CMS to process our requests for service area expansions and our ability to build cost competitive provider networks in the expanded service areas that meet applicable network adequacy requirements. CMS’ decisions on our requests for service area expansions also may be affected adversely by compliance issues that arise each year in our Medicare operations.
•CMS regularly audits our performance to determine our compliance with CMS’s regulations and our contracts with CMS and to assess the quality of the services we provide to our Medicare members. As a result of these audits, we may be subject to significant or material retroactive adjustments to and/or withholding of certain premiums and fees, fines, criminal liability, civil monetary penalties, CMS imposed sanctions (including suspension or exclusion from participation in government programs) or other restrictions on our Medicare, Medicaid and other businesses, including suspension or loss of licensure.
•“Star ratings” from CMS for our Medicare Advantage plans will continue to have a significant effect on our plans’ operating results. Since 2015, only Medicare Advantage plans with a star rating of four or higher (out of five) are eligible for a quality bonus in their basic premium rates. CMS continues to change its rating system to make achieving and maintaining a four or higher star rating more difficult. Our star ratings and past performance scores are adversely affected by the compliance issues that arise each year in our Medicare operations. If our star ratings fall below four for a significant portion of our Medicare Advantage membership or do not match the performance of our competitors or the star rating quality bonuses are reduced or eliminated, our revenues, operating results and cash flows may be significantly adversely affected.
•Payments we receive from CMS for our Medicare Advantage and Part D businesses also are subject to risk adjustment based on the health status of the individuals we enroll. Elements of that risk adjustment mechanism continue to be challenged by the DOJ, the OIG and CMS itself. Substantial changes in the risk adjustment mechanism, including changes that result from enforcement or audit actions, could materially affect the amount of our Medicare reimbursement, require us to raise prices or reduce the benefits we offer to Medicare beneficiaries, and potentially limit our (and the industry’s) participation in the Medicare program.
•Changes to the ability of PBMs to have pharmacy performance programs in place for clients and report payments via direct and indirect reporting mechanisms could impact the Pharmacy Services business.
•Medicare Part D has resulted in increased utilization of prescription medications and puts pressure on our pharmacy gross margin rates due to regulatory and competitive pressures. Further, as a result of the ACA and changes to the retiree drug subsidy rules, clients of our PBM business could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this phenomenon occurs, the adverse effects of increasing customer migration into Medicare Part D may outweigh the benefits we realize from growth of our Medicare Part D products.
•Our Medicare Part D operating results and our ability to expand our Medicare Part D business could be adversely affected if: the cost and complexity of Medicare Part D exceed management’s expectations or prevent effective program implementation or administration; changes to the regulations regarding how drug costs are reported for Medicare Part D are implemented in a manner that adversely affects the profitability of our Medicare Part D business; changes to the applicable regulations impact our ability to retain fees from third parties including network pharmacies; the government alters Medicare Part D program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of Medicare Part D or for other reasons; the government mandated use of point-of-sale manufacturer’s rebates effective in 2022 continues; the government makes changes to how pharmacy pay-for-performance is calculated; or reinsurance thresholds are reduced below their current levels.
•We have experienced challenges in obtaining complete and accurate encounter data for our Medicaid products due to difficulties with providers and third-party vendors submitting claims in a timely fashion in the proper format, and with state agencies in coordinating such submissions. As states increase their reliance on encounter data, these difficulties could affect the Medicaid premium rates we receive and how Medicaid membership is assigned to us, which could have a material adverse effect on our Medicaid operating results and cash flows and/or our ability to bid for, and continue to participate in, certain Medicaid programs.

•Federal funding for expanded Medicaid coverage began to decrease in 2017. This reduction is causing states to re-evaluate funding for their Medicaid expansions. That re-evaluation may adversely affect Medicaid payment rates, our Medicaid membership in those states, our revenues, our MLRs and our operating results.
•If we fail to report and correct errors discovered through our own auditing procedures or during a CMS audit or otherwise fail to comply with the applicable laws and regulations, we could be subject to fines, civil monetary penalties or other sanctions, including fines and penalties under the False Claims Act, which could have a material adverse effect on our ability to participate in Medicare Advantage, Part D or other government programs, and on our operating results, cash flows and financial condition.
•In the second quarter of 2014, CMS issued a final rule implementing ACA requirements that Medicare Advantage and PDP plans report and refund to CMS overpayments that those plans receive from CMS. However, CMS’s statements in formalized guidance regarding “overpayments” to Medicare Advantage plans appear to be inconsistent with CMS’s prior RADV audit guidance. These statements appear to equate each Medicare Advantage risk adjustment data error with an “overpayment” without reconciliation to the principles underlying the fee for service adjustment comparison contemplated by CMS’s RADV audit methodology. The precise interpretation, impact and legality of the final rule are not clear and are subject to pending litigation. If Medicare Advantage plans were not paid based on payment model principles that align with the requirements of the Social Security Act or such payments were not implemented correctly, it could have a material adverse effect on our operating results, cash flows and/or financial condition.
•Certain of our Medicaid contracts require the submission of complete and correct encounter data. The accurate and timely reporting of encounter data is increasingly important to the success of our Medicaid programs because more states are using encounter data to determine compliance with performance standards and, in part, to set premium rates. We have expended and may continue to expend additional effort and incur significant additional costs to collect accurate, or to correct inaccurate or incomplete, encounter data and have been and could be exposed to premium withholding, operating sanctions and financial fines and penalties for noncompliance. We have experienced challenges in obtaining complete and accurate encounter data due to difficulties with providers and third-party vendors submitting claims in a timely fashion in the proper format, and with state agencies in coordinating such submissions. As states increase their reliance on encounter data, these difficulties could affect the Medicaid premium rates we receive and how Medicaid membership is assigned to us, which could have a material adverse effect on our Medicaid operating results and cash flows and/or our ability to bid for, and continue to participate in, certain Medicaid programs.
•Our businesses that dispense drugs also face challenges in the Medicaid space. The ACA made several significant changes to Medicaid rebates and to reimbursement rates. One of these changes was to revise the definition of the Average Manufacturer Price, a pricing element common to most payment formulas, and the reimbursement formula for generic drugs. This change has adversely affected the reimbursements we receive when we dispense prescription drugs to Medicaid recipients.

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

It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace AWP or Wholesale Acquisition Cost (“WAC”), which are the pricing references used for many of our PBM and LTC client contracts, drug purchase agreements, retail network contracts, specialty payor agreements and other contracts with third party payors in connection with the reimbursement of drug payments. In addition, many state Medicaid fee-for-service programs have established pharmacy network payments on the basis of Actual Acquisition Cost (“AAC”). The use of an AAC basis in FFS Medicaid could have an impact on reimbursement practices in Health Care Benefits’ Commercial and other Government products.

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

Premium rates for our Insured Health Care Benefits products generally must be filed with state insurance regulators and are subject to their approval, which creates risk for us in the current political and regulatory environment. The ACA generally requires a review by HHS in conjunction with state regulators of premium rate increases that exceed a federally specified threshold (or lower state-specific thresholds set by states determined by HHS to have adequate processes). Rate reviews can magnify the adverse impact on our operating margins, MBRs and operating results of increases in health care and other benefit costs, increased utilization of covered services, and ACA assessments, fees and taxes, by restricting our ability to reflect these increases and/or these assessments, fees and taxes in our pricing. Further, our ability to reflect ACA assessments, fees and taxes in our Medicare, Medicaid and CHIP premium rates is limited.

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

The ACA’s minimum MLR rebate requirements limit the level of margin we can earn in Health Care Benefits’ Commercial Insured and Medicare Insured businesses. CMS minimum MLR rebate regulations limit the level of margin we can earn in our Medicaid Insured business. Certain portions of our Health Care Benefits Medicaid and Federal Employees Health Benefits (“FEHB”) program business also are subject to minimum MLR rebate requirements in addition to but separate from those imposed by the ACA. Minimum MLR rebate requirements leave us exposed to medical costs that are higher than those reflected in our pricing. The process supporting the management and determination of the amount of MLR rebates payable is complex and requires judgment, and the minimum MLR reporting requirements are detailed. CMS has also proposed, but not yet finalized, a definition of “prescription drug price concessions” for commercial MLR calculation purposes, which would make additional PBM information available to plans and the HHS, potentially further complicating the MLR calculation process. Federal and state auditors are challenging our Commercial Health Care Benefits business’ compliance with the ACA’s minimum MLR requirements as well as our FEHB plans’ compliance with OPM’s FEHB program-specific minimum MLR requirements. Our Medicare and Medicaid contracts also are subject to minimum MLR audits. If a Medicare Advantage or Medicare Part D contract pays minimum MLR rebates for three consecutive years, it will become ineligible to enroll new members. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years, it will be terminated by CMS. Additional challenges to our methodology and/or reports relating to minimum MLR and related rebates by federal and state regulators and private litigants are reasonably possible. The outcome of these audits and additional challenges could adversely affect our operating results.

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

Our international operations increase our exposure to, and require us to devote significant management resources to implement controls and systems to comply with, the privacy and data protection laws of non-U.S. jurisdictions, such as the EU’s GDPR, and the anti-bribery, anti-corruption and anti-money laundering laws of the United States (including the FCPA) and the United Kingdom (including the UK Bribery Act) and similar laws in other jurisdictions. Implementing our compliance policies, internal controls and other systems upon our expansion into new countries and geographies may require the investment of considerable management time and financial and other resources over several years before any significant revenues or profits are generated. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business, and significant brand and reputational harm. We must regularly reassess the size, capability and location of our global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in our businesses and operations. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on our brand, reputation, businesses, operating results and/or financial condition.

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

Upon the closing of any acquisition we complete, we will need to successfully integrate the products, services and related assets, as well as internal controls into our business operations. If an acquisition is consummated, the integration of the acquired business, its products, services and related assets into our company also may be complex and time-consuming and, if the integration is not fully successful, we may not achieve the anticipated benefits, operating and cost synergies and/or growth opportunities of an acquisition. Potential difficulties that may be encountered in the integration process include the following:

•Integrating personnel, operations and systems (including internal control environments and compliance policies), while maintaining focus on producing and delivering consistent, high quality products and services;
•Coordinating geographically dispersed organizations;
•Disrupting management’s attention from our ongoing business operations;
•Retaining existing customers and attracting new customers; and
•Managing inefficiencies associated with integrating our operations.

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

We expect to continue to pursue acquisitions, joint ventures, strategic alliances and other inorganic growth opportunities as part of our growth strategy. In addition to the integration risks noted above, some other risks we face with respect to acquisitions and other inorganic growth strategies include:

•we frequently compete with other firms, some of which may have greater financial and other resources and a greater tolerance for risk, to acquire attractive companies;
•the acquired, alliance and/or joint venture businesses may not perform as projected;
•the goodwill or other intangible assets established as a result of our acquisitions may be incorrectly valued or may become impaired; for example, in 2018 we took $6.1 billion of goodwill impairment charges related to our LTC reporting unit within the Retail/LTC segment;
•we may assume unanticipated liabilities, including those that were not disclosed to us or which we underestimated;
•the acquired businesses, or the pursuit of other inorganic growth strategies, could disrupt or compete with our existing businesses, distract management, result in the loss of key employees, divert resources, result in tax costs or inefficiencies and make it difficult to maintain our current business standards, controls, information technology systems, policies, procedures and performance;

•as we did in the Aetna Acquisition, we may finance future acquisitions and other inorganic growth strategies by issuing common stock for some or all of the purchase price, which would dilute the ownership interests of our stockholders;
•as we did in the Aetna Acquisition, we may incur significant debt in connection with acquisitions (whether to finance acquisitions or by assuming debt from the businesses we acquire);
•we may not have the expertise to manage and profitably grow the businesses we acquire, and we may need to rely on the retention of key personnel and other suppliers of businesses we acquire, which may be difficult or impossible to accomplish;
•we may enter into merger or purchase agreements but, due to reasons within or outside our control, fail to complete the related transactions, which could result in termination fees or other penalties that could be material, cause material disruptions to our businesses and operations and adversely affect our brand and reputation;
•in order to complete a proposed acquisition, we may be required to divest certain portions of our business, for which we may not be able to obtain favorable pricing;
•as is the case with the Aetna Acquisition and our acquisition of Omnicare, Inc., we may be involved in litigation related to mergers or acquisitions, including for matters that occurred prior to the applicable closing, which may be costly to defend and may result in adverse rulings against us that could be material; and
•the integration into our businesses of the businesses and entities we acquire may affect the way in which existing laws and regulations apply to us, including subjecting us to laws and regulations that did not previously apply to us.

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

Our ability to attract and retain customers and members is dependent upon providing cost effective, quality customer service operations (such as call center operations, PBM functions, retail pharmacy and LTC services, retail, mail order and specialty pharmacy prescription delivery, claims processing, customer case installation and online access and tools) that meet or exceed our customers’ and members’ expectations, either directly or through vendors. As we seek to reduce general and administrative expenses, we must balance the potential impact of cost-saving measures on our customers and other services and performances. If we misjudge the effects of such measures, customers and other services may be adversely affected. We depend on third parties for certain of our customer service, PBM and prescription delivery operations. If we or our vendors fail to provide service that meets our customers’ and members’ expectations, we may have difficulty retaining or profitably growing our customer base and/or membership, which could adversely affect our operating results. For example, noncompliance with any privacy or security laws or regulations or any security breach involving us or one of our third-party vendors could have a material adverse effect on our businesses, operating results, brand and reputation.

We and our vendors have experienced and continue to experience cyber attacks. We can provide no assurance that we or our vendors will be able to detect, prevent or contain the effects of such attacks or other information security (including cybersecurity) risks or threats in the future.

We and our vendors have experienced diverse cyber attacks and expect to continue to experience cyber attacks going forward. As examples, the Company and its vendors have experienced attempts to gain access to systems, denial of service attacks, attempted malware infections, account takeovers, scanning activity, and phishing emails. Attacks can originate from external criminals, terrorists, nation states, or internal actors. The Company is dedicating and will continue to dedicate significant resources and incur significant expenses to maintain and update on an ongoing basis the systems and processes that are designed to mitigate the information security risks it faces and protect the security of its computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, disrupt or degrade service, or cause other damage. The impact of cyber attacks has not been material to the Company’s operations or operating results through December 31, 2020. The Board and its Audit Committee and Nominating and Corporate Governance Committee are regularly informed regarding the Company’s information security policies, practices and status.

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

Our information systems are critical to the operation of our businesses. We collect, process, maintain, retain, evaluate, utilize and distribute large amounts of personal health and financial information and other confidential and sensitive data about our customers, members and other constituents in the ordinary course of our businesses. Some of our information systems rely upon third party systems, including cloud service providers, to accomplish these tasks. The use and disclosure of such information is regulated at the federal, state and international levels, and these laws, rules and regulations are subject to change and increased enforcement activity, such as the California Consumer Privacy Act which went into effect January 1, 2020, the EU’s GDPR which began to apply across the EU during 2018 and the audit program implemented by HHS under HIPAA. In some cases, such laws, rules and regulations also apply to our vendors and/or may hold us liable for any violations by our vendors. International laws, rules and regulations governing the use and disclosure of such information are generally more stringent than U.S. laws and regulations, and they vary from jurisdiction to jurisdiction. Noncompliance with any privacy or security laws or regulations, or any security breach, cyber attack or cybersecurity breach, and any incident involving the theft, misappropriation, loss or other unauthorized disclosure of, or access to, sensitive or confidential customer, member or other constituent information, whether by us, by one of our business associates or vendors or by another third party, could require us to expend significant resources to remediate any damage, could interrupt our operations and could adversely affect our brand and reputation, membership and operating results and also could expose and/or has exposed us to mandatory disclosure to the media, litigation (including class action litigation), governmental investigations and enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders, adverse actions against our licenses to do business and/or injunctive relief, any of which could adversely affect our businesses, operating results, cash flows or financial condition.

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

We and our vendors are subject to business continuity hazards and other risks, including natural disasters, utility and other mechanical failures, acts of war or terrorism, acts of civil unrest, disruption of communications, data security and preservation, disruption of supply or distribution, safety regulation and labor difficulties. The occurrence of any of these or other events to us or our vendors might disrupt or shut down our operations or otherwise adversely affect our operations. We also may be subject to certain liability claims in the event of an injury or loss of life, or damage to property, resulting from such events. Although we have developed procedures for crisis management and disaster recovery and business continuity plans and maintain insurance policies that we believe are customary and adequate for our size and industry, our insurance policies include limits and exclusions and, as a result, our coverage may be insufficient to protect against all potential hazards and risks incident to our businesses. In addition, our crisis management and disaster recovery procedures and business continuity plans may not be effective. Should any such hazards or risks occur, or should our insurance coverage be inadequate or unavailable, our businesses, operating results, cash flows and financial condition could be adversely affected.

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

As of December 31, 2020 and December 31, 2019, we had $110.7 billion and $112.9 billion, respectively, of goodwill and other intangible assets. Goodwill and indefinitely-lived intangible assets are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate that the carrying value may not be recoverable. When evaluating goodwill for potential impairment, we compare the fair value of our reporting units to their respective carrying amounts. We estimate the fair value of our reporting units using a combination of a discounted cash flow method and a market multiple method. If the carrying amount of a reporting unit exceeds its estimated fair value, a goodwill impairment loss is recognized in an amount equal to the excess to the extent of the goodwill balance. Estimated fair values could change if, for example, there are changes in the business climate, industry-wide changes, changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows or market capitalization. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could require material noncash charges to our operating results, which also could have a material adverse effect on our financial condition.

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

The global capital markets, including credit markets, continue to experience volatility and uncertainty. As an insurer, we have a substantial investment portfolio that supports our policy liabilities and surplus and is comprised largely of debt securities of issuers located in the U.S. As a result, the income we earn from our investment portfolio is largely driven by the level of interest rates in the U.S., and to a lesser extent the international financial markets; and volatility, uncertainty and/or disruptions in the global capital markets, particularly the U.S. credit markets, and governments’ monetary policy, particularly U.S. monetary policy, can significantly and adversely affect the value of our investment portfolio, our operating results and/or our financial condition by:

•significantly reducing the value and/or liquidity of the debt securities we hold in our investment portfolio and creating realized capital losses that reduce our operating results and/or unrealized capital losses that reduce our shareholders’ equity;
•keeping interest rates low on high-quality short-term or medium-term debt securities (such as we have experienced during recent years) and thereby materially reducing our net investment income and operating results as the proceeds from securities in our investment portfolio that mature or are otherwise disposed of continue to be reinvested in lower yielding securities;
•reducing the fair values of our investments if interest rates rise;
•causing non-performance of or defaults on their obligations to us by third parties, including customers, issuers of securities in our investment portfolio, mortgage borrowers and/or reinsurance and/or derivatives counterparties;
•making it more difficult to value certain of our investment securities, for example if trading becomes less frequent, which could lead to significant period-to-period changes in our estimates of the fair values of those securities and cause period-to-period volatility in our net income and shareholders’ equity;
•reducing our ability to issue short-term debt securities at attractive interest rates, thereby increasing our interest expense and decreasing our operating results; and
•reducing our ability to issue other securities.

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

We are seeking to enhance our health care provider networks by entering into joint ventures and other collaborative risk-sharing arrangements with providers. Providers’ willingness to enter these arrangements with us depends upon, among other things, our ability to provide them with up to date quality of care data to support these value-based contracts. These arrangements are designed to give providers incentives to engage in population health management and optimize delivery of health care to our members. These arrangements also may allow us to expand into new geographies, target new customer groups, increase membership and reduce medical costs and, if we provide technology or other services to the relevant health system or provider organization, may contribute to our revenue and earnings from alternative sources. If such arrangements do not result in the lower medical costs that we project or if we fail to attract providers to such arrangements, or are less successful at implementing such arrangements than our competitors, our medical costs may not be competitive and may be higher than we project, our attractiveness to customers may be reduced, we may lose or be unable to grow medical membership, and our ability to profitably grow our business and/or our operating results may be adversely affected.

While we believe joint ventures, accountable care organizations (“ACOs”) and other non-traditional health care provider organizational structures present opportunities for us, the implementation of our joint ventures and other non-traditional structure strategies may not achieve the intended results, which could adversely affect our operating results and cash flows. Among other things, joint ventures require us to maintain collaborative relationships with our counterparties, continue to gain access to provider rates that make the joint ventures economically sustainable and devote significant management time to the operation and management of the joint ventures. We may not be able to achieve these objectives in one or more of our joint ventures, which could adversely affect our operating results and cash flows.

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

These risks are particularly high in our Medicare, Medicaid, dual eligible and dual eligible special needs plan programs, where third parties perform medical management and other member related services for us. Any failure of our or these third parties’ prevention, detection or control systems related to regulatory compliance, compliance with our internal policies, data security and/or cybersecurity or any incident involving the theft, misappropriation, loss or other unauthorized disclosure of, or access to, members’, customers’ or other constituents’ sensitive information could require us to expend significant resources to remediate any damage, interrupt our operations and adversely affect our brand and reputation and also expose us to whistleblower, class action and other litigation, other proceedings, prohibitions on marketing or active or passive enrollment of members, corrective actions, fines, sanctions and/or penalties, any of which could adversely affect our businesses, operating results, cash flows and/or financial condition.

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

Hospitals and other providers and health systems continue to consolidate across the health care industry. While this consolidation could increase efficiency and has the potential to improve the delivery of health care services, it also reduces competition and the number of potential contracting parties in certain geographies. These health systems also are increasingly forming and considering forming health plans to directly offer health insurance in competition with us, a process that has been accelerated by the ACA. In addition, ACOs (including Commercial and Medicaid-only ACOs developed as a result of state Medicaid laws), practice management companies, consolidation among and by integrated health systems and other changes in the organizational structures that physicians, hospitals and other providers adopt continues to change the way these providers interact with us and the competitive landscape in which we operate. These changes may increase our medical and other covered benefits costs, may affect the way we price our products and services and estimate our medical and other covered benefits costs and may require us to change our operations, including by withdrawing from certain geographies where we do not have a significant presence across our businesses or are unable to collaborate or contract with providers on acceptable terms. Each of these changes may adversely affect our businesses and operating results.

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

Retail/LTC Segment

As of December 31, 2020, the Retail/LTC segment operated the following properties:

•Approximately 8,115 retail stores, of which approximately 5% were owned. Net selling space for retail stores was approximately 80.1 million square feet as of December 31, 2020.
•Approximately 1,845 retail pharmacies within retail chains, as well as approximately 80 clinics in Target Corporation (“Target”) stores;
•Owned distribution centers and leased distribution facilities throughout the United States totaling approximately 10.5 million square feet; and
•Owned and leased LTC pharmacies throughout the United States and an owned LTC repackaging facility.

In connection with certain business dispositions completed between 1995 and 1997, the Company continues to guarantee lease obligations for 76 former stores. The Company is indemnified for these guarantee obligations by the respective initial purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information on these guarantees, see “Lease Guarantees” in Note 16 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K.

Health Care Benefits Segment

The Health Care Benefits segment’s principal office is an owned building complex located in Hartford, Connecticut, which totals approximately 1.7 million square feet. The Health Care Benefits segment also owns or leases office space in other locations in the United States and several other countries.

Management believes that the Company’s owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternative space. For additional information on the right-of-use assets and lease liabilities associated with the Company’s leases, see Note 6 ‘‘Leases’’ included in Item 8 of this 10-K.

Item 3. Legal Proceedings.

I. Legal Proceedings

The information contained in Note 16 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K is incorporated herein by reference.

II. Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings involve potential monetary sanctions of $1 million or more.

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

Information about our Executive Officers

The following sets forth the name, age and biographical information for each of the Registrant’s executive officers as of February 16, 2021. In each case the officer’s term of office extends to the date of the meeting of the Board following the next annual meeting of stockholders of CVS Health. Previous positions and responsibilities held by each of the executive officers over the past five years or more are indicated below:

    Eva C. Boratto, age 54, Executive Vice President and Chief Financial Officer of CVS Health Corporation since November 2018; Executive Vice President - Controller and Chief Accounting Officer of CVS Health Corporation from March 2017 through November 2018; Senior Vice President - Controller and Chief Accounting Officer of CVS Health Corporation from July 2013 through February 2017. Ms. Boratto is also a member of the board of directors of United Parcel Service, Inc., an international package delivery and supply chain management company.

    Troyen A. Brennan, M.D., age 66, Executive Vice President and Chief Medical Officer of CVS Health Corporation since November 2008; Executive Vice President and Chief Medical Officer of Aetna Inc. from February 2006 through November 2008.

    James D. Clark, age 56, Senior Vice President - Controller and Chief Accounting Officer of CVS Health Corporation since November 2018; Vice President - Finance and Accounting of CVS Pharmacy, Inc. from September 2009 through October 2018.

    Daniel P. Finke, age 50, Executive Vice President of CVS Health Corporation and President of Health Care Benefits since February 2021; Executive Vice President, Commercial Business and Markets of Aetna from February 2020 through January 2021; Executive Vice President, Consumer Health and Service of Aetna from June 2018 through January 2020; Senior Vice President, Network and Clinical Services of Aetna from January 2016 through May 2018.

    Laurie P. Havanec, age 60, Executive Vice President and Chief People Officer of CVS Health Corporation since February 2021; Executive Vice President and Chief People Officer, Otis Worldwide Corporation, an elevator, escalator and moving walkway manufacturer, from October 2019 through January 2021; Corporate Vice President, Talent of United Technologies Corporation, a multinational manufacturing conglomerate, from April 2019 through October 2019; Vice President - HR, Institution Businesses of Aetna from 2013 through March 2017.

    Alan M. Lotvin, M.D., age 59, Executive Vice President of CVS Health Corporation and President of CVS Caremark since March 2020; Executive Vice President - Transformation of CVS Health Corporation from June 2018 through February 2020; Executive Vice President - Specialty Pharmacy, CVS Caremark from November 2012 through May 2018.

    Karen S. Lynch, age 58, President and Chief Executive Officer of CVS Health Corporation since February 2021; Executive Vice President of CVS Health Corporation from November 2018 through January 2021; President of Aetna from January 2015 through January 2021; Executive Vice President, Local and Regional Businesses of Aetna from February 2013 through December 2014; and a director of CVS Health Corporation since February 2021. Ms. Lynch is also a member of the board of directors of U.S. Bancorp, a banking and financial services company.

    Neela Montgomery, age 46, Executive Vice President of CVS Health Corporation and President of Retail/Pharmacy since November 2020; Chief Executive Officer of Crate & Barrel Holdings, a retailer of furniture, kitchenware and other home essentials, from August 2017 through August 2020; Executive Board Member of Otto Group GmbH, a German e-commerce company, from November 2014 through July 2017. Ms. Montgomery is also a member of the board of directors of Logitech International SA, a Swiss-American manufacturer of computer peripherals and software.

    Thomas M. Moriarty, age 57, Executive Vice President and General Counsel of CVS Health Corporation since October 2012; Chief Policy and External Affairs Officer since March 2017; Chief Strategy Officer from March 2014 through February 2017.

    Jonathan C. Roberts, age 65, Executive Vice President and Chief Operating Officer of CVS Health Corporation since March 2017; Executive Vice President of CVS Health Corporation and President of CVS Caremark from September 2012 through February 2017.

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

See Note 12 ‘‘Shareholders’ Equity’’ included in Item 8 of this 10-K for information regarding CVS Health’s dividends.

Holders of Common Stock

As of February 8, 2021, there were 26,078 registered holders of the registrant’s common stock according to the records maintained by the registrant’s transfer agent.

Issuer Purchases of Equity Securities

The following share repurchase program has been authorized by the Board:

In billions		Remaining as of
Authorization Date	Authorized	December 31, 2020
November 2, 2016 (“2016 Repurchase Program”)	$15.0	$13.9

The 2016 Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2016 Repurchase Program can be modified or terminated by the Board at any time. During the three months ended December 31, 2020, the Company did not repurchase any shares of common stock.

See Note 12 ‘‘Shareholders’ Equity’’ included in Item 8 of this 10-K for additional information regarding the Company’s share repurchases.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on CVS Health’s common stock (assuming reinvestment of dividends) with the cumulative total return on the S&P 500 Index, the S&P 500 Food and Staples Retailing Industry Group Index and the S&P 500 Healthcare Sector Group Index from December 31, 2015 through December 31, 2020. The graph assumes a $100 investment in shares of CVS Health’s common stock on December 31, 2015.

	December 31,
	2015	2016	2017	2018	2019	2020
CVS Health Corporation	$100	$82	$77	$72	$84	$80
S&P 500 (1)	100	112	136	130	171	203
S&P 500 Food & Staples Retail Group Index (2)	100	99	113	114	145	169
S&P 500 Health Care Group Index (1) (3)	100	97	119	126	153	173
_____________________________________________
(1)Includes CVS Health.
(2)Includes five companies (COST, KR, SYY, WBA, WMT).
(3)Includes 63 companies.

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

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (“MD&A”)

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 of this 10-K, “Risk Factors” included in Item 1A of this 10-K and the “Cautionary Statement Concerning Forward-Looking Statements” in this 10-K.

Overview of Business

CVS Health Corporation (“CVS Health”), together with its subsidiaries (collectively, the “Company,” “we,” “our” or “us”), is a diversified health services company united around a common purpose of helping people on their path to better health. In an increasingly connected and digital world, we are meeting people wherever they are and changing health care to meet their needs. The Company has more than 9,900 retail locations, approximately 1,100 walk-in medical clinics, a leading pharmacy benefits manager with approximately 105 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year and expanding specialty pharmacy services. We also serve an estimated 34 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

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

Overview of the Pharmacy Services Segment

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, including plan design offerings and administration, formulary management, retail pharmacy network management services, mail order pharmacy, specialty pharmacy and infusion services, clinical services, disease management services and medical spend management. The Pharmacy Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, plans offered on public health insurance exchanges and private health insurance exchanges and other sponsors of health benefit plans throughout the United States. The Pharmacy Services segment operates retail specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies, compounding pharmacies and branches for infusion and enteral nutrition services.

Overview of the Retail/LTC Segment

The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, COVID-19 and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of December 31, 2020, the Retail/LTC segment operated more than 9,900 retail locations, approximately 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies. For the year ended December 31, 2020, the Company dispensed approximately 27.1% of the total retail pharmacy prescriptions in the United States.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment is one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services and health information technology products and services. The Health Care Benefits segment also provided workers’ compensation administrative services through its Coventry Health Care Workers’ Compensation business (“Workers’ Compensation business”) prior to the sale of this business on July 31, 2020. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” For periods prior to the Aetna Acquisition Date, the Health Care Benefits segment was comprised only of the Company’s SilverScript® PDP business.

Overview of the Corporate/Other Segment

The Company presents the remainder of its financial results in the Corporate/Other segment, which primarily consists of:

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

COVID-19

The COVID-19 pandemic has severely impacted the economies of the U.S. and other countries around the world. Beginning in March 2020, the effects of the COVID-19 pandemic began to emerge in the U.S. The Company executed preparedness plans to maintain continuity of its operations, including transitioning many office-based colleagues to a remote work environment and installing protective equipment in our retail pharmacies. The Company also provided enhanced benefits to its colleagues, including bonuses to frontline colleagues, dependent care financial assistance, paid sick leave for part-time colleagues and paid time off to colleagues who test positive or are quarantined due to exposure to COVID-19. Our strong local presence and scale in communities across the country enabled us to play an indispensable role in the national response to COVID-19, as well as provide seamless support for our customers wherever they needed us: in our CVS locations, in their homes, and virtually. The COVID-19 pandemic had a significant impact on the Company’s operating results for the year ended December 31, 2020, primarily in the Company’s Health Care Benefits and Retail/LTC segments.

Health Care Benefits Segment

Beginning in mid-March, the health system experienced a significant reduction in utilization of medical services (“utilization”) that is discretionary and the cancellation of elective medical procedures. Utilization remained below historical levels through April, began to recover in May and June and reached more normal levels in the third and fourth quarters, with select geographies impacted by COVID-19 waves.

In response to COVID-19, the Company expanded benefit coverage to its members. These expanded benefits included cost-sharing waivers for COVID-19 related treatments, as well as assistance to members through premium credits, telehealth cost-sharing waivers and other investments.

COVID-19 also resulted in a shift in the Company’s medical membership during the year. The Company experienced declines in Commercial membership due to reductions in workforce at our existing customers, substantially offset by increases in Medicaid membership primarily as a result of the suspension of eligibility redeterminations and increased unemployment.

Retail/LTC Segment

During March 2020, the Company experienced increased prescription volume due to the greater use of 90-day prescriptions and early refills of maintenance medications, as well as increased front store volume as consumers prepared for the COVID-19 pandemic. Beginning in the second quarter and continuing throughout the remainder of the year, the Company experienced reduced customer traffic in its retail pharmacies and MinuteClinic locations due to shelter-in-place orders as well as reduced new therapy prescriptions and decreased long-term care prescription volume as a result of the COVID-19 pandemic. In addition, the Company incurred incremental operating expenses associated with the Company’s COVID-19 pandemic response efforts and waived fees associated with prescription home delivery and associated front store products.

During 2020, the Company also played a key role in supporting the local communities in which it operates. The Company offered COVID-19 diagnostic testing at more than 4,000 CVS Pharmacy locations as of December 31, 2020. In addition, the Company launched critical diagnostic testing for the vulnerable senior population in long-term care facilities in partnership with three states. The Company was also selected to administer COVID-19 vaccines in both long-term care facilities and its retail pharmacies. The Company began administering COVID-19 vaccinations in long-term care facilities and in certain of its retail pharmacies during December 2020 and February 2021, respectively, and expects to play a significant role in COVID-19 vaccine administration in the future.

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

Results of Operations

The following information summarizes the Company’s results of operations for 2020 compared to 2019. For discussion of the Company’s results of operations for 2019 compared to 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2020.

Summary of Consolidated Financial Results

				Change
	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
In millions	2020	2019	2018	$	%	$	%
Revenues:
Products	$190,688	$185,236	$183,910	$5,452	2.9%	$1,326	0.7%
Premiums	69,364	63,122	8,184	6,242	9.9%	54,938	671.3%
Services	7,856	7,407	1,825	449	6.1%	5,582	305.9%
Net investment income	798	1,011	660	(213)	(21.1)%	351	53.2%
Total revenues	268,706	256,776	194,579	11,930	4.6%	62,197	32.0%
Operating costs:
Cost of products sold	163,981	158,719	156,447	5,262	3.3%	2,272	1.5%
Benefit costs	55,679	52,529	6,594	3,150	6.0%	45,935	696.6%
Goodwill impairments	—	—	6,149	—	—%	(6,149)	(100.0)%
Operating expenses	35,135	33,541	21,368	1,594	4.8%	12,173	57.0%
Total operating costs	254,795	244,789	190,558	10,006	4.1%	54,231	28.5%
Operating income	13,911	11,987	4,021	1,924	16.1%	7,966	198.1%
Interest expense	2,907	3,035	2,619	(128)	(4.2)%	416	15.9%
Loss on early extinguishment of debt	1,440	79	—	1,361	1,722.8%	79	—%
Other income	(206)	(124)	(4)	(82)	(66.1)%	(120)	(3,000.0)%
Income before income tax provision	9,770	8,997	1,406	773	8.6%	7,591	539.9%
Income tax provision	2,569	2,366	2,002	203	8.6%	364	18.2%
Income (loss) from continuing operations	7,201	6,631	(596)	570	8.6%	7,227	1,212.6%
Loss from discontinued operations, net of tax	(9)	—	—	(9)	—%	—	—%
Net income (loss)	7,192	6,631	(596)	561	8.5%	7,227	1,212.6%
Net (income) loss attributable to noncontrolling interests	(13)	3	2	(16)	(533.3)%	1	50.0%
Net income (loss) attributable to CVS Health	$7,179	$6,634	$(594)	$545	8.2%	$7,228	1,216.8%

Commentary - 2020 compared to 2019

Revenues
•Total revenues increased $11.9 billion or 4.6% in 2020 compared to 2019. The increase in total revenues was primarily driven by growth in the Health Care Benefits and Retail/LTC segments.
•Please see “Segment Analysis” later in this MD&A for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $1.6 billion or 4.8% in 2020 compared to 2019. Operating expenses as a percentage of total revenues remained consistent at 13.1% in both 2020 and 2019. The increase in operating expenses was primarily due to the reinstatement of the non-deductible health insurer fee (“HIF”) which was $1.0 billion for 2020, incremental operating expenses associated with the Company’s COVID-19 pandemic response efforts and increased operating expenses associated with growth in the business. The increase in operating expenses was partially offset by (i) a $269 million pre-tax gain on the sale of the Workers’ Compensation business, which occurred on July 31, 2020, (ii) the absence of $231 million of store rationalization charges and a $205 million pre-tax loss on the sale of the Company’s Brazilian subsidiary, Drogaria

Onofre Ltda. (“Onofre”), both recorded in the year ended December 31, 2019, and (iii) the favorable impact of enterprise-wide cost savings initiatives in 2020.
•Please see “Segment Analysis” later in this MD&A for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income increased $1.9 billion or 16.1% in 2020 compared to 2019. The increase in operating income was primarily due to:
•Increased operating income in the Health Care Benefits segment, primarily as a result of the COVID-19 pandemic, pre-tax income of $307 million associated with the receipt of amounts owed to the Company under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) risk corridor program that was previously fully reserved for as payment was uncertain, and the $269 million pre-tax gain on the sale of the Workers’ Compensation business;
•Increased operating income in the Pharmacy Services segment, primarily related to improved purchasing economics; and
•The favorable impact of enterprise-wide cost savings initiatives in 2020, partially offset by:
•Decreased operating income in the Retail/LTC segment, primarily as a result of continued reimbursement pressure and the net adverse impact of the COVID-19 pandemic, partially offset by the absence of $231 million of store rationalization charges and the $205 million pre-tax loss on the sale of Onofre, both recorded in 2019.
•Please see “Segment Analysis” later in this MD&A for additional information about the operating income of the Company’s segments.

Interest expense
•Interest expense decreased $128 million in 2020 compared to 2019, primarily due to lower average debt in 2020. See “Liquidity and Capital Resources” later in this report for additional information.

Loss on early extinguishment of debt
•During 2020, the loss on early extinguishment of debt relates to the Company’s repayment of $6.0 billion of its outstanding senior notes pursuant to its tender offers for such senior notes in August 2020, which resulted in a loss on early extinguishment of debt of $766 million, and the repayment of $4.5 billion of its outstanding senior notes pursuant to its tender offers for such senior notes in December 2020, which resulted in a loss on early extinguishment of debt of $674 million. During 2019, the loss on early extinguishment of debt relates to the Company’s repayment of $4.0 billion of its outstanding senior notes pursuant to its tender offers for such senior notes in August 2019, which resulted in a loss on early extinguishment of debt of $79 million. See Note 8 ‘‘Borrowings and Credit Agreements’’ included in Item 8 of this 10-K for additional information.

Other income
•Other income increased $82 million in 2020 compared to 2019. Other income represents pension plan asset returns in excess of interest cost on pension plan obligations. The increase in other income in 2020 was primarily due to lower discount rates in 2020 compared to 2019 when determining the interest cost on the Company’s pension plan obligations as well as strong plan asset returns.

Income tax provision
•The Company’s effective income tax rate remained consistent at 26.3% in both 2020 and 2019, with the impact of the non-deductible HIF offset by the favorable resolution of certain tax matters in the year ended December 31, 2020.

Loss from discontinued operations
•In connection with certain business dispositions completed between 1995 and 1997, the Company retained guarantees on store lease obligations for a number of former subsidiaries, including Linens ‘n Things and Bob’s Stores, each of which subsequently filed for bankruptcy. The Company’s loss from discontinued operations in 2020 primarily includes lease-related costs required to satisfy these lease guarantees.
•See “Discontinued Operations” in Note 1 ‘‘Significant Accounting Policies’’ and “Lease Guarantees” in Note 16 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K for additional information about the Company’s discontinued operations and the Company’s lease guarantees, respectively.

Outlook for 2021

With respect to 2021, the Company believes you should consider the following important information:

•The Pharmacy Services segment is expected to benefit from continued growth in specialty pharmacy and our ability to drive further improvements in purchasing economics, partially offset by continued price compression.
•The Retail/LTC segment is expected to benefit from increased prescription volume, diagnostic testing and improved generic drug purchasing, partially offset by continued reimbursement pressure and operating expenses associated with the Company’s COVID-19 pandemic response efforts. The projected adjusted prescription growth is expected to be driven by the continued successful execution of our patient care programs, the anticipated return of provider visits as we move through the year and vaccination administration. While lower front store traffic has persisted into the first quarter of 2021, we expect front store traffic to increase as we move through the year.
•The Health Care Benefits segment is expected to benefit from Medicare membership growth, partially offset by membership declines in our Medicaid products, the adverse impact of the COVID-19 pandemic and the removal of the HIF. The projected MBR is expected to increase compared to 2020, reflecting the return to more normal levels of utilization, the removal of the HIF, lower Medicare risk adjustment revenue and the continued shift in business mix. The COVID-19 pandemic is expected to adversely impact earnings in 2021 due to the regulatory changes included in the Consolidated Appropriations Act of 2021; testing, treatment and vaccination costs; and lower Medicare risk adjustment revenue.
•The Company is expected to benefit from the continuation of its enterprise-wide cost savings initiatives that are expected to ramp as we move through the year. Key drivers include:
◦The ongoing digitalization of our business along with technology improvements in our operations,
◦Office real estate reductions associated with workforce management changes and
◦Productivity/operational efficiency initiatives within each of the Company’s segments.
•Based upon current tax legislation, the Company expects its effective income tax rate to decrease primarily due to the removal of the HIF in 2021.
•The Company expects changes to its business environment to continue as elected and other government officials at the national and state levels continue to propose and enact significant modifications to public policy and existing laws and regulations that govern or impact the Company’s businesses.

The Company’s current expectations described above are forward-looking statements. Please see “Risk Factors” included in Item 1A of this 10-K and the “Cautionary Statement Concerning Forward-Looking Statements” in this 10-K for information regarding important factors that may cause the Company’s actual results to differ from those currently projected and/or otherwise materially affect the Company.

Segment Analysis

The following discussion of segment operating results is presented based on the Company’s reportable segments in accordance with the accounting guidance for segment reporting and is consistent with the segment disclosure in Note 17 ‘‘Segment Reporting’’ included in Item 8 of this 10-K.

The Company has three operating segments, Pharmacy Services, Retail/LTC and Health Care Benefits, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the Company’s chief operating decision maker (“CODM”) evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income, which is defined as operating income (GAAP measure) excluding the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. See the reconciliations of operating income (GAAP measure) to adjusted operating income below for further context regarding the items excluded from operating income in determining adjusted operating income. The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Pharmacy Services (1)	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
2020
Total revenues	$141,938	$91,198	$75,467	$426	$(40,323)	$268,706
Adjusted operating income (loss)	5,688	6,146	6,188	(1,306)	(708)	16,008
2019
Total revenues	141,491	86,608	69,604	512	(41,439)	256,776
Adjusted operating income (loss)	5,129	6,705	5,202	(1,000)	(697)	15,339
2018
Total revenues	134,736	83,989	8,962	606	(33,714)	194,579
Adjusted operating income (loss)	4,955	7,403	528	(856)	(769)	11,261
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $10.9 billion, $11.5 billion and $11.4 billion of retail co-payments for 2020, 2019 and 2018, respectively. See Note 1 ‘‘Significant Accounting Policies’’ included in Item 8 of this 10-K for additional information about retail co-payments.
(2)Intersegment eliminations relate to intersegment revenue generating activities that occur between the Pharmacy Services segment, the Retail/LTC segment and/or the Health Care Benefits segment.

The following are reconciliations of operating income to adjusted operating income for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$5,454	$5,640	$5,166	$(1,641)	$(708)	$13,911
Non-GAAP adjustments:
Amortization of intangible assets (1)	234	506	1,598	3	—	2,341
Acquisition-related integration costs (2)	—	—	—	332	—	332
Gain on divestiture of subsidiary (3)	—	—	(269)	—	—	(269)
Receipt of fully reserved ACA risk corridor receivable (4)	—	—	(307)	—	—	(307)
Adjusted operating income (loss)	$5,688	$6,146	$6,188	$(1,306)	$(708)	$16,008

	Year Ended December 31, 2019
In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$4,735	$5,793	$3,639	$(1,483)	$(697)	$11,987
Non-GAAP adjustments:
Amortization of intangible assets (1)	394	476	1,563	3	—	2,436
Acquisition-related integration costs (2)	—	—	—	480	—	480
Loss on divestiture of subsidiary (3)	—	205	—	—	—	205
Store rationalization charges (5)	—	231	—	—	—	231
Adjusted operating income (loss)	$5,129	$6,705	$5,202	$(1,000)	$(697)	$15,339

	Year Ended December 31, 2018
In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$4,607	$620	$368	$(805)	$(769)	$4,021
Non-GAAP adjustments:
Amortization of intangible assets (1)	348	498	160	—	—	1,006
Acquisition-related transaction and integration costs (2)	—	7	—	485	—	492
Loss on divestiture of subsidiary (3)	—	86	—	—	—	86
Goodwill impairments (6)	—	6,149	—	—	—	6,149
Impairment of long-lived assets (7)	—	43	—	—	—	43
Interest income on financing for the Aetna Acquisition (8)	—	—	—	(536)	—	(536)
Adjusted operating income (loss)	$4,955	$7,403	$528	$(856)	$(769)	$11,261
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

(2)In 2020, 2019 and 2018, acquisition-related transaction and integration costs relate to the Aetna Acquisition. In 2018, acquisition-related integration costs also relate to the acquisition of Omnicare, Inc. (“Omnicare”). The acquisition-related transaction and integration costs are reflected in the Company’s consolidated statements of operations in operating expenses within the Corporate/Other segment and the Retail/LTC segment.
(3)In 2020, the gain on divestiture of subsidiary represents the pre-tax gain on the sale of the Workers’ Compensation business, which the Company sold on July 31, 2020 for approximately $850 million. The gain on divestiture is reflected as a reduction in operating expenses in the Company’s consolidated statement of operations within the Health Care Benefits segment. In 2019, the loss on divestiture of subsidiary represents the pre-tax loss on the sale of Onofre, which occurred on July 1, 2019. The loss on divestiture primarily relates to the elimination of the cumulative translation adjustment from accumulated other comprehensive income. In 2018, the loss on divestiture of subsidiary represents the pre-tax loss on the sale of the Company’s RxCrossroads subsidiary for $725 million on January 2, 2018. The losses on divestiture in 2019 and 2018 are reflected in the Company’s consolidated statements of operations in operating expenses within the Retail/LTC segment.
(4)In 2020, the Company received $313 million owed to it under the ACA’s risk corridor program that was previously fully reserved for as payment was uncertain. After considering offsetting items such as the ACA’s minimum medical loss ratio (“MLR”) rebate requirements and premium taxes, the Company recognized pre-tax income of $307 million in the Company’s consolidated statement of operations within the Health Care Benefits segment.
(5)In 2019, the store rationalization charges relate to the planned closure of 46 underperforming retail pharmacy stores in the second quarter of 2019 and the planned closure of 22 underperforming retail pharmacy stores in the first quarter of 2020. The store rationalization charges primarily relate to operating lease right-of-use asset impairment charges and are reflected in the Company’s consolidated statement of operations in operating expenses within the Retail/LTC segment.
(6)In 2018, the goodwill impairments relate to the LTC reporting unit within the Retail/LTC segment.
(7)In 2018, impairment of long-lived assets primarily relates to the impairment of property and equipment within the Retail/LTC segment and is reflected in operating expenses in the Company’s consolidated statement of operations.
(8)In 2018, the Company recorded interest income of $536 million on the proceeds of the $40 billion of unsecured senior notes it issued in March 2018 to partially fund the Aetna Acquisition. All amounts are for the periods prior to the close of the Aetna Acquisition, which occurred on November 28, 2018, and were recorded within the Corporate/Other segment.

Pharmacy Services Segment

The following table summarizes the Pharmacy Services segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
In millions, except percentages	2020	2019	2018	$	%	$	%
Revenues:
Products	$140,950	$140,946	$134,285	$4	—%	$6,661	5.0%
Services	988	545	451	443	81.3%	94	20.8%
Total revenues	141,938	141,491	134,736	447	0.3%	6,755	5.0%
Cost of products sold	135,045	135,245	128,777	(200)	(0.1)%	6,468	5.0%
Operating expenses	1,439	1,511	1,352	(72)	(4.8)%	159	11.8%
Operating expenses as a % of total revenues	1.0%	1.1%	1.0%
Operating income	$5,454	$4,735	$4,607	$719	15.2%	$128	2.8%
Operating income as a % of total revenues	3.8%	3.3%	3.4%
Adjusted operating income (1)	$5,688	$5,129	$4,955	$559	10.9%	$174	3.5%
Adjusted operating income as a % of total revenues	4.0%	3.6%	3.7%
Revenues (by distribution channel):
Pharmacy network (2)	$85,045	$88,755	$87,167	$(3,710)	(4.2)%	$1,588	1.8%
Mail choice (3)	56,071	52,141	47,049	3,930	7.5%	5,092	10.8%
Other	822	595	520	227	38.2%	75	14.4%
Pharmacy claims processed: (4)
Total	2,112.9	2,014.2	1,889.8	98.7	4.9%	124.4	6.6%
Pharmacy network (2)	1,790.1	1,704.0	1,601.4	86.1	5.1%	102.6	6.4%
Mail choice (3)	322.8	310.2	288.4	12.6	4.1%	21.8	7.6%
Generic dispensing rate: (4)
Total	88.2%	88.2%	87.3%
Pharmacy network (2)	88.7%	88.7%	87.9%
Mail choice (3)	85.3%	85.1%	83.9%
_____________________________________________
(1)See “Segment Analysis” above in this MD&A for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Pharmacy Services segment.
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
(3)Mail choice is defined as claims filled at a Pharmacy Services mail order facility, which includes specialty mail claims inclusive of Specialty Connect® claims picked up at a retail pharmacy, as well as prescriptions filled at the Company’s retail pharmacies under the Maintenance Choice program.
(4)Includes an adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

Commentary - 2020 compared to 2019

Revenues
•Total revenues increased $447 million, or 0.3%, to $141.9 billion in 2020 compared to 2019. The increase was primarily driven by growth in specialty pharmacy and brand inflation, partially offset by continued price compression and changes in net new business mix.

Operating expenses
•Operating expenses in the Pharmacy Services segment include selling, general and administrative expenses; depreciation and amortization expense; and expenses related to specialty retail pharmacies, which include store and administrative payroll, employee benefits and occupancy costs.
•Operating expenses decreased $72 million, or 4.8%, in 2020 compared to 2019 primarily driven by lower amortization expense in 2020, partially offset by incremental operating expenses associated with growth in the business, including investments in the Company’s growth initiatives.
•Operating expenses as a percentage of total revenues remained relatively consistent at 1.0% and 1.1% in 2020 and 2019, respectively.

Operating income and adjusted operating income
•Operating income increased $719 million, or 15.2%, and adjusted operating income increased $559 million, or 10.9%, in 2020 compared to 2019. The increase in both operating income and adjusted operating income was primarily driven by improved purchasing economics and growth in specialty pharmacy, partially offset by continued price compression. The increase in operating income also was driven by lower amortization expense in 2020.
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
•The Company’s pharmacy network claims processed on a 30-day equivalent basis increased 5.1% to 1.8 billion claims in 2020 compared to 1.7 billion claims in 2019. The increase in pharmacy network claims processed was primarily driven by net new business.
•The Company’s mail choice claims processed on a 30-day equivalent basis increased 4.1% to 322.8 million claims in 2020 compared to 310.2 million claims in 2019. The increase in mail choice claims was primarily driven by net new business and the continued adoption of Maintenance Choice offerings.

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
•The Pharmacy Services segment’s total generic dispensing rate remained consistent at 88.2% in both 2020 and 2019.

Retail/LTC Segment

The following table summarizes the Retail/LTC segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
In millions, except percentages	2020	2019	2018	$	%	$	%
Revenues:
Products	$89,944	$85,729	$83,175	$4,215	4.9%	$2,554	3.1%
Services	1,254	879	814	375	42.7%	65	8.0%
Total revenues	91,198	86,608	83,989	4,590	5.3%	2,619	3.1%
Cost of products sold	67,284	62,688	59,906	4,596	7.3%	2,782	4.6%
Goodwill impairments	—	—	6,149	—	—%	(6,149)	(100.0)%
Operating expenses	18,274	18,127	17,314	147	0.8%	813	4.7%
Operating expenses as a % of total revenues	20.0%	20.9%	20.6%
Operating income	$5,640	$5,793	$620	$(153)	(2.6)%	$5,173	834.4%
Operating income as a % of total revenues	6.2%	6.7%	0.7%
Adjusted operating income (1)	$6,146	$6,705	$7,403	$(559)	(8.3)%	$(698)	(9.4)%
Adjusted operating income as a % of total revenues	6.7%	7.7%	8.8%
Revenues (by major goods/service lines):
Pharmacy	$70,176	$66,442	$64,179	$3,734	5.6%	$2,263	3.5%
Front Store	19,655	19,422	19,055	233	1.2%	367	1.9%
Other	1,367	744	755	623	83.7%	(11)	(1.5)%
Prescriptions filled (2)	1,465.2	1,417.2	1,339.1	48.0	3.4%	78.1	5.8%
Same store sales increase: (3)
Total	5.6%	3.7%	6.0%
Pharmacy	7.0%	4.5%	7.9%
Front Store	0.9%	1.1%	0.5%
Prescription volume (2)	4.7%	7.2%	9.1%
Generic dispensing rate (2)	88.3%	88.3%	87.5%
_____________________________________________
(1)See “Segment Analysis” above in this MD&A for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Retail/LTC segment.
(2)Includes an adjustment to convert 90‑day prescriptions to the equivalent of three 30‑day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.
(3)Same store sales and prescription volume represent the change in revenues and prescriptions filled in the Company’s retail pharmacy stores that have been operating for greater than one year, expressed as a percentage that indicates the increase or decrease relative to the comparable prior period. Same store metrics exclude revenues from MinuteClinic, revenues and prescriptions from LTC operations and, in 2019 and 2018, revenues and prescriptions from stores in Brazil. Management uses these metrics to evaluate the performance of existing stores on a comparable basis and to inform future decisions regarding existing stores and new locations. Same-store metrics provide management and investors with information useful in understanding the portion of current revenues and prescriptions resulting from organic growth in existing locations versus the portion resulting from opening new stores.

Commentary - 2020 compared to 2019

Revenues
•Total revenues increased $4.6 billion, or 5.3%, to $91.2 billion in 2020 compared to 2019. The increase was primarily driven by increased prescription volume, COVID-19 diagnostic testing and brand inflation, partially offset by continued reimbursement pressure and the impact of recent generic introductions.
•Pharmacy same store sales increased 7.0% in 2020 compared to 2019. The increase was driven by the 4.7% increase in pharmacy same store prescription volume on a 30-day equivalent basis, pharmacy drug mix and brand inflation. These increases were partially offset by continued reimbursement pressure and the impact of recent generic introductions.

•Front store same store sales increased 0.9% in 2020 compared to 2019. The increase was primarily due to increases in consumer health and general merchandise sales.
•Other revenues increased 83.7% in 2020 compared to 2019. The increase was primarily due to increased diagnostic testing in response to the COVID-19 pandemic in 2020.

Operating expenses
•Operating expenses in the Retail/LTC segment include store payroll, store employee benefits, store occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.
•Operating expenses increased $147 million, or 0.8%, in 2020 compared to 2019. The increase was primarily due to incremental operating expenses associated with the Company’s COVID-19 pandemic response efforts, the increased volume described above and investments in the business in 2020. The increase was partially offset by the absence of $231 million of store rationalization charges in connection with the planned closure of underperforming retail pharmacy stores and the $205 million pre-tax loss on the sale of Onofre, both recorded in 2019, as well as the impact of cost savings initiatives in 2020.
•Operating expenses as a percentage of total revenues decreased to 20.0% in 2020 compared to 20.9% in 2019. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues described above.

Operating income and adjusted operating income
•Operating income decreased $153 million, or 2.6%, and adjusted operating income decreased $559 million, or 8.3%, in 2020 compared to 2019. The decrease in both operating income and adjusted operating income was primarily due to continued reimbursement pressure and the net impact of the COVID-19 pandemic, partially offset by the increased pharmacy volume described above and improved generic drug purchasing. The COVID-19 pandemic resulted in reduced operating income and adjusted operating income in 2020 as a result of decreased customer traffic in the segment’s retail pharmacies and MinuteClinic locations and incremental operating expenses associated with the Company’s COVID-19 pandemic response efforts, partially offset by COVID-19 diagnostic testing. The decrease in operating income also was partially offset by the absence of the $231 million of store rationalization charges and the $205 million pre-tax loss on the sale of Onofre, both recorded in 2019.
•As you review the Retail/LTC segment’s performance in this area, you should consider the following important information about the business:
•The segment’s pharmacy operating income and adjusted operating income have been adversely affected by the efforts of managed care organizations, PBMs and governmental and other third-party payors to reduce their prescription drug costs, including the use of restrictive networks, as well as changes in the mix of business within the pharmacy portion of the Retail/LTC segment. If the reimbursement pressure accelerates, the segment may not be able to grow revenues, and its operating income and adjusted operating income could be adversely affected.
•The increased use of generic drugs has positively impacted the segment’s operating income and adjusted operating income but has resulted in third-party payors augmenting their efforts to reduce reimbursement payments to retail pharmacies for prescriptions. This trend, which the Company expects to continue, reduces the benefit the segment realizes from brand-to-generic drug conversions.

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
•Prescriptions filled increased 3.4% on a 30-day equivalent basis in 2020 compared to 2019 primarily driven by the continued adoption of patient care programs, partially offset by reduced new therapy prescriptions as a result of the COVID-19 pandemic and decreased long-term care prescription volume.

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
•The Retail/LTC segment’s generic dispensing rate remained consistent at 88.3% in both 2020 and 2019.

Health Care Benefits Segment

For periods prior to November 28, 2018 (the Aetna Acquisition Date), the Health Care Benefits segment was comprised only of the Company’s SilverScript PDP business. The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
In millions, except percentages and basis points (“bps”)	2020	2019	2018	$	%	$	%
Revenues:
Products	$—	$—	$164	$—	—%	$(164)	(100.0)%
Premiums	69,301	63,031	8,180	6,270	9.9%	54,851	670.6%
Services	5,683	5,974	560	(291)	(4.9)%	5,414	966.8%
Net investment income	483	599	58	(116)	(19.4)%	541	932.8%
Total revenues	75,467	69,604	8,962	5,863	8.4%	60,642	676.7%
Cost of products sold	—	—	147	—	—%	(147)	(100.0)%
Benefit costs	56,083	53,092	6,678	2,991	5.6%	46,414	695.0%
MBR (Benefit costs as a % of premium revenues) (1)	80.9%	84.2%	NM	(330)	bps	NM
Operating expenses	$14,218	$12,873	$1,769	$1,345	10.4%	$11,104	627.7%
Operating expenses as a % of total revenues	18.8%	18.5%	19.7%
Operating income	$5,166	$3,639	$368	$1,527	42.0%	$3,271	888.9%
Operating income as a % of total revenues	6.8%	5.2%	4.1%
Adjusted operating income (2)	$6,188	$5,202	$528	$986	19.0%	$4,674	885.2%
Adjusted operating income as a % of total revenues	8.2%	7.5%	5.9%
Premium revenues (by business):
Government	$48,928	$41,818	$6,091	$7,110	17.0%	$35,727	586.6%
Commercial	20,373	21,213	2,089	(840)	(4.0)%	19,124	915.5%
_____________________________________________
(1)For periods prior to the Aetna Acquisition Date, the Health Care Benefits segment was comprised only of the Company’s SilverScript PDP business. Accordingly, the MBR for the year ended December 31, 2018 is not meaningful (“NM”) and is not directly comparable to the MBRs for the years ended December 31, 2020 and 2019.
(2)See “Segment Analysis” above in this MD&A for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Health Care Benefits segment.

Commentary - 2020 compared to 2019

Revenues
•Total revenues increased $5.9 billion, or 8.4%, to $75.5 billion in 2020 compared to 2019 primarily driven by membership growth in the Health Care Benefits segment’s Government products, the favorable impact of the reinstatement of the HIF for 2020 and the receipt of $313 million owed to the Company under the ACA’s risk corridor program. These increases were partially offset by the divestitures of Aetna’s standalone PDPs (which the Company retained the financial results of through 2019) and Workers’ Compensation business, membership declines in the segment’s Commercial products and COVID-19 related investments benefiting customers in 2020.

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
•The Health Care Benefits segment’s MBR decreased 330 basis points from 84.2% to 80.9% in 2020 compared to 2019. The decrease was primarily due to (i) the impact of the COVID-19 pandemic, which resulted in reduced benefit costs due to the deferral of elective procedures and other discretionary utilization, partially offset by COVID-19 related investments, testing and treatment costs, (ii) the reinstatement of the HIF for 2020 and (iii) the receipt of amounts owed to the Company under the ACA’s risk corridor program in 2020.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses increased $1.3 billion in 2020 compared to 2019. The increase in operating expenses was primarily due to the reinstatement of the HIF which was $1.0 billion for 2020 and incremental operating expenses to support the increased membership described above, including operating expenses to support additional Medicaid members onboarded during the first quarter of 2020. The increase was partially offset by the divestitures of Aetna’s standalone PDPs and Workers’ Compensation business, the $269 million pre-tax gain on the sale of the Workers’ Compensation business and the impact of cost savings initiatives in 2020.

Operating income and adjusted operating income
•Operating income and adjusted operating income increased $1.5 billion and $1.0 billion, respectively, in 2020 compared to 2019. The increase in both operating income and adjusted operating income was primarily driven by the impact of the COVID-19 pandemic, partially offset by the divestitures of Aetna’s standalone PDPs and Workers’ Compensation business. The COVID-19 pandemic resulted in reduced benefit costs due to the deferral of elective procedures and other discretionary utilization, partially offset by COVID-19 related investments, testing and treatment costs. Operating income also includes pre-tax income of $307 million associated with the receipt of amounts owed to the Company under the ACA’s risk corridor program and the $269 million pre-tax gain on the sale of the Workers’ Compensation business in 2020.

The following table summarizes the Health Care Benefits segment’s medical membership as of December 31, 2020 and 2019:

	2020			2019
In thousands	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,258	13,644	16,902	3,591	14,159	17,750
Medicare Advantage	2,705	—	2,705	2,321	—	2,321
Medicare Supplement	1,082	—	1,082	881	—	881
Medicaid	2,100	623	2,723	1,398	558	1,956
Total medical membership	9,145	14,267	23,412	8,191	14,717	22,908

Supplemental membership information:
Medicare Prescription Drug Plan (standalone) (1)			5,490			5,994
_____________________________________________
(1)Represents the Company’s SilverScript PDP membership only. Excludes 2.5 million members as of December 31, 2019 related to Aetna’s standalone PDPs that were sold effective December 31, 2018. The Company retained the financial results of the divested plans through 2019 through a reinsurance agreement. Subsequent to 2019, the Company no longer retains the financial results of the divested plans.

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
•Medical membership as of December 31, 2020 of 23.4 million increased 504 thousand compared with December 31, 2019, primarily reflecting increases in Medicaid and Medicare products, partially offset by declines in Commercial products.

Medicare Update
On April 6, 2020, the U.S. Centers for Medicare & Medicaid Services (“CMS”) issued its final notice detailing final 2021 Medicare Advantage benchmark payment rates (the “Final Notice”). Overall the Company projects the benchmark rates in the Final Notice will increase funding for its Medicare Advantage business, excluding the impact of the HIF in 2020, by approximately 1.8% in 2021 compared to 2020.

On January 15, 2021, CMS issued its Final Notice detailing final 2022 Medicare Advantage benchmark payment rates. Final 2022 Medicare Advantage rates resulted in an increase in industry benchmark rates of approximately 4.1%.

The ACA ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of four or higher (out of five) to qualify for bonus payments. CMS released the Company’s 2021 star ratings in October 2020. The Company’s 2021 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2022. Based on the Company’s membership at December 31, 2020, 83% of the Company’s Medicare Advantage members were in plans with 2021 star ratings of at least four stars, consistent with 83% of the Company’s Medicare Advantage members being in plans with 2020 star ratings of at least four stars based on the Company’s membership at December 31, 2019.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
In millions, except percentages	2020	2019	2018	$	%	$	%
Revenues:
Premiums	$63	$91	$4	$(28)	(30.8)%	$87	2,175.0%
Services	48	9	—	39	433.3%	9	100.0%
Net investment income	315	412	602	(97)	(23.5)%	(190)	(31.6)%
Total revenues	426	512	606	(86)	(16.8)%	(94)	(15.5)%
Benefit costs	221	285	22	(64)	(22.5)%	263	1,195.5%
Operating expenses	1,846	1,710	1,389	136	8.0%	321	23.1%
Operating loss	(1,641)	(1,483)	(805)	(158)	(10.7)%	(678)	(84.2)%
Adjusted operating loss (1)	(1,306)	(1,000)	(856)	(306)	(30.6)%	(144)	(16.8)%
_____________________________________________
(1)See “Segment Analysis” above in this MD&A for a reconciliation of operating loss (GAAP measure) to adjusted operating loss for the Corporate/Other segment.

Commentary - 2020 compared to 2019

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products, that were acquired in the Aetna Acquisition. In 2018, revenues relate primarily to interest income on the proceeds from the financing of the Aetna Acquisition.
•Total revenues decreased $86 million in 2020 compared to 2019. The decrease was primarily driven by lower net investment income including an $80 million decrease in net realized capital gains in 2020 compared to 2019.

Operating expenses
•Operating expenses within the Corporate/Other segment consist of management and administrative expenses to support the Company’s overall operations, which include certain aspects of executive management and the corporate relations, legal, compliance, human resources, information technology and finance departments, expenses associated with the Company’s investments in its transformation and enterprise modernization programs and acquisition-related transaction and integration costs. Subsequent to the Aetna Acquisition Date, segment operating expenses also include operating costs to support the Company’s large case pensions and long-term care insurance products.
•Operating expenses increased $136 million in 2020 compared to 2019. The increase was primarily driven by incremental operating expenses associated with the Company’s investments in transformation and its COVID-19 pandemic response efforts, as well as increased charitable contributions in 2020. The increase was partially offset by a $148 million decrease in acquisition-related integration costs compared to the prior year.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, sale-leaseback program, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of December 31, 2020, the Company had approximately $7.9 billion in cash and cash equivalents, approximately $2.2 billion of which was held by the parent company or nonrestricted subsidiaries.

The COVID-19 pandemic has severely impacted global economic activity and during the first half of the year caused significant volatility and negative pressure in the capital markets. As a result of the uncertainty generated by COVID-19, on March 31, 2020, the Company issued $4.0 billion aggregate principal amount of unsecured senior notes to enhance its liquidity and strengthen its capital. As markets stabilized, in August 2020, the Company purchased $6.0 billion of its outstanding senior notes through cash tender offers, while issuing $4.0 billion aggregate principal amount of unsecured senior notes. In December 2020, the Company purchased $4.5 billion of its outstanding senior notes through cash tender offers, while issuing $2.0 billion aggregate principal amount of unsecured senior notes. The Company will continue to monitor the severity and duration of the pandemic and its impact on the U.S. and global economies, consumer behavior and health care utilization patterns and our businesses, results of operations, financial condition, and cash flows.

The net change in cash, cash equivalents and restricted cash for the years ended December 31, 2020, 2019 and 2018 was as follows:

				Change
	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
In millions	2020	2019	2018	$	%	$	%
Net cash provided by operating activities	$15,865	$12,848	$8,865	$3,017	23.5%	$3,983	44.9%
Net cash used in investing activities	(5,534)	(3,339)	(43,285)	(2,195)	65.7%	39,946	92.3%
Net cash provided by (used in) financing activities	(8,155)	(7,850)	36,819	(305)	3.9%	(44,669)	(121.3)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(4)	—	—%	4	100.0%
Net increase in cash, cash equivalents and restricted cash	$2,176	$1,659	$2,395	$517	31.2%	$(736)	(30.7)%

Commentary - 2020 compared to 2019

•Net cash provided by operating activities increased by $3.0 billion in 2020 compared to 2019 due primarily to higher operating income in the Health Care Benefits segment and the deferral of approximately $670 million of certain payroll tax payments to future years, as permitted in response to the COVID-19 pandemic.
•Net cash used in investing activities increased by $2.2 billion in 2020 compared to 2019 primarily due to increased net purchases of investments and an increase in cash used for acquisitions, partially offset by $840 million in proceeds from the sale of the Workers’ Compensation business. In addition, cash used in investing activities reflected the following activity:
•Gross capital expenditures remained relatively consistent at approximately $2.4 billion and $2.5 billion in 2020 and 2019, respectively. During 2020, approximately 62% of the Company’s total capital expenditures were for technology and other corporate initiatives, 30% were for store, fulfillment and support facilities expansion and improvements and 8% were for new store construction.
•Net cash used in financing activities increased slightly to $8.2 billion in 2020 compared to $7.9 billion in 2019. The increase in cash used in finance activities primarily related to an increase in net debt repaid during 2020 compared to 2019.

Included in net cash used in investing activities for the years ended December 31, 2020, 2019 and 2018 was the following store development activity: (1)

	2020	2019	2018
Total stores (beginning of year)	9,896	9,921	9,803
New and acquired stores (2)	156	102	145
Closed stores (2)	(90)	(127)	(27)
Total stores (end of year)	9,962	9,896	9,921
Relocated stores (2)	18	23	34
_____________________________________________
(1)Includes retail drugstores and pharmacies within retail chains, primarily in Target Corporation (“Target”) stores.
(2)Relocated stores are not included in new and acquired stores or closed stores totals.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of December 31, 2020 or 2019. In connection with its commercial paper program, the Company maintains a $1.0 billion 364-day unsecured back-up revolving credit facility, which expires on May 12, 2021, a $1.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 18, 2022, a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 17, 2023 and a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2024. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of December 31, 2020 and 2019, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston
Since the Aetna Acquisition Date, a subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of December 31, 2020 was approximately $925 million. At both December 31, 2020 and 2019, there were no outstanding advances from the FHLBB.

Long-term Borrowings

2020 Notes
On December 16, 2020, the Company issued $750 million aggregate principal amount of 1.3% unsecured senior notes due August 21, 2027 and $1.25 billion aggregate principal amount of 1.875% unsecured senior notes due February 28, 2031 for total proceeds of approximately $1.99 billion, net of discounts and underwriting fees. The $750 million aggregate principal amount of 1.3% unsecured senior notes represent a further issuance of the Company’s 1.3% unsecured senior notes due August 21, 2027 initially issued in an aggregate principal amount of $1.5 billion on August 21, 2020.

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

The net proceeds of these offerings were used for general corporate purposes, which may include working capital, capital expenditures, as well as the repurchase and/or repayment of indebtedness.

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

2019 Notes
On August 15, 2019, the Company issued $1.0 billion aggregate principal amount of 2.625% unsecured senior notes due August 15, 2024, $750 million aggregate principal amount of 3% unsecured senior notes due August 15, 2026 and $1.75 billion aggregate principal amount of 3.25% unsecured senior notes due August 15, 2029 (collectively, the “2019 Notes”) for total proceeds of approximately $3.46 billion, net of discounts and underwriting fees. The net proceeds of the 2019 Notes were used to repay certain of the Company’s outstanding debt.

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

Early Extinguishments of Debt
In December 2020, the Company purchased $4.5 billion of its outstanding senior notes through cash tender offers. The senior notes purchased included the following: $113 million of its 4.0% senior notes due 2023, $1.4 billion of its 3.7% senior notes due 2023, $1.0 billion of its 4.1% senior notes due 2025 and $2.0 billion of its 4.3% senior notes due 2028. In connection with the purchase of such senior notes, the Company paid a premium of $619 million in excess of the aggregate principal amount of the senior notes that were purchased, wrote-off $45 million of unamortized deferred financing costs and incurred $10 million in fees, for a total loss on early extinguishment of debt of $674 million.

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

Debt Covenants

The Company’s back-up revolving credit facilities, unsecured senior notes and unsecured floating rate notes (see Note 8 ‘‘Borrowings and Credit Agreements’’ included in Item 8 of this 10-K) contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the

Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of December 31, 2020, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of December 31, 2020, the Company’s long-term debt was rated “Baa2” by Moody’s Investors Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Stable” by S&P. In December 2020, Moody’s changed the outlook on the Company’s long-term debt from “Negative” to “Stable.” In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Programs

During the years ended December 31, 2020, 2019 and 2018, the Company did not repurchase any shares of common stock. See Note 12 ‘‘Shareholders’ Equity’’ included in Item 8 of this 10-K for additional information on the Company’s share repurchase program.

Quarterly Cash Dividend

During 2020, 2019 and 2018, the quarterly cash dividend was $0.50 per share. CVS Health has paid cash dividends every quarter since becoming a public company and expects to maintain its quarterly dividend of $0.50 per share throughout 2021. Future dividends will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

Future Cash Requirements

The following table summarizes certain estimated future cash requirements under the Company’s various contractual obligations at December 31, 2020, in total and disaggregated into current and long-term obligations. The table below does not include future payments of claims to health care providers or pharmacies because certain terms of these payments are not determinable at December 31, 2020 (for example, the timing and volume of future services provided under fee-for-service arrangements and future membership levels for capitated arrangements).

In millions	Total	Current	Long-Term
Operating lease liabilities (1)	$27,142	$2,688	$24,454
Finance lease liabilities (1)	1,812	100	1,712
Contractual lease obligations with Target (2)	2,332	—	2,332
Long-term debt (3)	64,235	5,405	58,830
Interest payments on long-term debt (3)	34,565	2,409	32,156
Other long-term liabilities on the consolidated balance sheets (4)
Future policy benefits (5)	5,983	462	5,521
Unpaid claims (5)	2,018	532	1,486
Policyholders’ funds (5) (6)	1,870	1,374	496
Total	$139,957	$12,970	$126,987
_____________________________________________
(1)Refer to Note 6 ‘‘Leases’’ included in Item 8 of this 10-K for additional information regarding the maturity of lease liabilities under operating and finance leases.
(2)The Company leases pharmacy and clinic space from Target. See Note 6 ‘‘Leases’’ included in Item 8 of this 10-K for additional information regarding the lease arrangements with Target. Amounts related to such operating and finance leases are reflected within the operating lease liabilities and finance lease liabilities in the table above. Pharmacy lease amounts due in excess of the remaining estimated economic life of the buildings are reflected in the table above assuming equivalent stores continue to operate through the term of the arrangements.
(3)Refer to Note 8 ‘‘Borrowings and Credit Agreements’’ included in Item 8 of this 10-K for additional information regarding the maturities of debt principal. Interest payments on long-term debt are calculated using outstanding balances and interest rates in effect on December 31, 2020.
(4)Payments of other long-term liabilities exclude Separate Accounts liabilities of approximately $4.9 billion because these liabilities are supported by assets that are legally segregated and are not subject to claims that arise out of the Company’s business.

(5)Total payments of future policy benefits, unpaid claims and policyholders’ funds include $763 million, $2.0 billion and $210 million, respectively, of reserves for contracts subject to reinsurance. The Company expects the assuming reinsurance carrier to fund these obligations and has reflected these amounts as reinsurance recoverable assets on the consolidated balance sheets.
(6)Customer funds associated with group life and health contracts of approximately $2.9 billion have been excluded from the table above because such funds may be used primarily at the customer’s discretion to offset future premiums and/or for refunds, and the timing of the related cash flows cannot be determined. Additionally, net unrealized capital gains on debt securities supporting experience-rated products of $135 million, before tax, have been excluded from the table above.

Restrictions on Certain Payments

In addition to general state law restrictions on payments of dividends and other distributions to stockholders applicable to all corporations, health maintenance organizations (“HMOs”) and insurance companies are subject to further regulations that, among other things, may require those companies to maintain certain levels of equity (referred to as surplus) and restrict the amount of dividends and other distributions that may be paid to their equity holders. These regulations are not directly applicable to CVS Health as a holding company, since CVS Health is not an HMO or an insurance company. In addition, in connection with the Aetna Acquisition, the Company made certain undertakings that require prior regulatory approval of dividends by certain of its HMOs and insurance companies. The additional regulations and undertakings applicable to the Company’s HMO and insurance company subsidiaries are not expected to affect the Company’s ability to service the Company’s debt, meet other financing obligations or pay dividends, or the ability of any of the Company’s subsidiaries to service their debt or other financing obligations. Under applicable regulatory requirements and undertakings, at December 31, 2020, the maximum amount of dividends that may be paid by the Company’s insurance and HMO subsidiaries without prior approval by regulatory authorities was $2.9 billion in the aggregate.

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

At December 31, 2020 and 2019, the Company held investments of $524 million and $537 million, respectively, that are not accounted for as Separate Accounts assets but are legally segregated and are not subject to claims that arise out of the Company’s business. See Note 3 ‘‘Investments’’ included in Item 8 of this 10-K for additional information on investments related to the 2012 conversion of an existing group annuity contract from a participating to a non-participating contract.

Solvency Regulation

The National Association of Insurance Commissioners (the “NAIC”) utilizes risk-based capital (“RBC”) standards for insurance companies that are designed to identify weakly-capitalized companies by comparing each company’s adjusted surplus to its required surplus (the “RBC Ratio”). The RBC Ratio is designed to reflect the risk profile of insurance companies. Within certain ratio ranges, regulators have increasing authority to take action as the RBC Ratio decreases. There are four levels of regulatory action, ranging from requiring an insurer to submit a comprehensive financial plan for increasing its RBC to the state insurance commissioner to requiring the state insurance commissioner to place the insurer under regulatory control. At December 31, 2020, the RBC Ratio of each of the Company’s primary insurance subsidiaries was above the level that would require regulatory action. The RBC framework described above for insurers has been extended by the NAIC to health organizations, including HMOs. Although not all states had adopted these rules at December 31, 2020, at that date, each of the Company’s active HMOs had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules. External rating agencies use their own capital models and/or RBC standards when they determine a company’s rating.

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

The Company recognizes revenue when control of the prescription drugs is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those prescription drugs. The Company has established the following revenue recognition policies for the Pharmacy Services segment:

•Revenues generated from prescription drugs sold by mail service dispensing pharmacies are recognized when the prescription drug is delivered to the client plan member. At the time of delivery, the Company has performed substantially all of its performance obligations under its client contracts and does not experience a significant level of returns or reshipments.
•Revenues generated from prescription drugs sold by third party pharmacies in the Company’s retail pharmacy network and associated administrative fees are recognized at the Company’s point-of-sale, which is when the claim is adjudicated by the Company’s online claims processing system and the Company has transferred control of the prescription drug and performed all of its performance obligations.

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

Premium Revenue
Premiums are recognized as revenue in the month in which the enrollee is entitled to receive health care services. Premiums are reported net of an allowance for estimated terminations and uncollectible amounts. Additionally, premium revenue subject to the MLR rebate requirements of the ACA is recorded net of the estimated minimum MLR rebates for the current calendar year. Premiums related to unexpired contractual coverage periods (unearned premiums) are reported as other insurance liabilities on the consolidated balance sheets and recognized as revenue when earned.

Some of the Company’s contracts allow for premiums to be adjusted to reflect actual experience or the relative health status of Insured members. Such adjustments are reasonably estimable at the outset of the contract, and adjustments to those estimates are made based on actual experience of the customer emerging under the contract and the terms of the underlying contract.

Services Revenue
Services revenue relates to contracts that can include various combinations of services or series of services which generally are capable of being distinct and accounted for as separate performance obligations. The Health Care Benefits segment’s services revenue primarily consists of ASC fees received in exchange for performing certain claim processing and member services for ASC members. ASC fee revenue is recognized over the period the service is provided. Some of the Company’s administrative services contracts include guarantees with respect to certain functions, such as customer service response time, claim processing accuracy and claim processing turnaround time, as well as certain guarantees that a plan sponsor’s benefit claim experience will fall within a certain range. With any of these guarantees, the Company is financially at risk if the conditions of the arrangements are not met, although the maximum amount at risk typically is limited to a percentage of the fees otherwise payable to the Company by the customer involved. Each period the Company estimates its obligations under the terms of these guarantees and records its estimate as an offset to services revenues.

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

In addition to Medicare Part D premiums, the Company receives additional payments each month from CMS related to catastrophic reinsurance, low-income cost-sharing subsidies and coverage gap benefits. If the subsidies received differ from the amounts earned from actual prescriptions transferred, the difference is recorded in either accounts receivable, net or accrued expenses.

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

During the year ended December 31, 2020, the Company recorded yield-related impairment losses on debt securities of $49 million. During the year ended December 31, 2020, the Company did not record credit-related impairment losses on debt securities. During the year ended December 31, 2019, the Company recorded other-than-temporary impairment (“OTTI”) losses on debt securities of $24 million. There were no material OTTI losses on debt securities for the year ended December 31, 2018.

The risks inherent in assessing the impairment of a debt security include the risk that market factors may differ from projections and the risk that facts and circumstances factored into the Company’s assessment may change with the passage of time. Unexpected changes to market factors and circumstances that were not present in past reporting periods are among the factors that may result in a current period decision to sell debt securities that were not impaired in prior reporting periods.

Vendor Allowances and Purchase Discounts

Vendor and manufacturer receivables were $9.8 billion and $7.9 billion as of December 31, 2020 and 2019, respectively, the majority of which relate to purchase discounts and vendor allowances as described below.

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

The Company establishes a receivable for vendor income that is earned but not yet received based on historical trends and data. The majority of vendor receivables are collected within the following fiscal quarter. Historically, adjustments to the Company’s vendor receivables resulting from the reconciliation of receivables recognized to the amounts collected have not been material to the Company’s operating results or financial condition.

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

The total reserve for estimated inventory losses covered by this critical accounting policy was $369 million and $401 million as of December 31, 2020 and 2019, respectively. Although management believes there is sufficient current and historical information available to record reasonable estimates for estimated inventory losses, it is possible that actual results could differ. In order to help investors assess the aggregate risk, if any, associated with the inventory-related uncertainties discussed above, a ten percent (10%) pre-tax change in estimated inventory losses, which is a reasonably likely change, would increase or decrease the total reserve for estimated inventory losses by approximately $37 million as of December 31, 2020.

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

There were no material impairment charges recognized on long-lived assets in the year ended December 31, 2020. During the year ended December 31, 2019, the Company recorded store rationalization charges of $231 million, primarily related to operating lease right-of-use asset impairment charges. During the year ended December 31, 2018, the Company recognized a $43 million long-lived asset impairment charge, primarily related to the impairment of property and equipment.

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

The determination of the fair value of the reporting units requires the Company to make significant assumptions and estimates. These assumptions and estimates primarily include the selection of appropriate peer group companies; control premiums and valuation multiples appropriate for acquisitions in the industries in which the Company competes; discount rates; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, income taxes, capital expenditures and future working capital requirements. When determining these assumptions and preparing these estimates, the Company considers each reporting unit’s historical results and current operating trends; consolidated revenues, profitability and cash flow results and forecasts; and industry trends. The Company’s estimates can be affected by a number of factors, including general economic and regulatory conditions; the risk-free interest rate environment; the Company’s market capitalization; efforts of customers and payers to reduce costs, including their prescription drug costs, and/or increase member co-payments; the continued efforts of competitors to gain market share, consumer spending patterns and the Company’s ability to achieve its revenue growth projections and execute on its cost reduction initiatives.

2020 Goodwill Impairment Test
During the third quarter of 2020, the Company performed its required annual impairment test of goodwill. The results of this impairment test indicated that there was no impairment of goodwill as of the testing date. The goodwill impairment test resulted in the fair values of all of the Company’s reporting units exceeding their carrying values by significant margins, with the exception of the Commercial Business and LTC reporting units, which exceeded their carrying values by approximately 6% and 12%, respectively.

In connection with the Aetna Acquisition in November 2018, the Company added the Health Care Benefits segment which included the Commercial Business reporting unit. The transaction was accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values at the date of acquisition. As a result, at the time of the acquisition the fair value of the Commercial Business reporting unit was equal to its carrying value.

The Company has experienced declines in its Commercial Insured medical membership subsequent to the closing date of the Aetna Acquisition and may continue to do so for a number of reasons, including as a result of the competitive Commercial business environment. In addition, COVID-19 has had and may continue to have an adverse impact on medical membership in the Commercial business due to reductions in workforce at existing customers (including due to business failures) as well as reduced willingness to change benefit providers by prospective customers. The Company’s fair value estimate is sensitive to significant assumptions including changes in medical membership, revenue growth rate, operating income and the discount rate. Although the Company believes the financial projections used to determine the fair value of the Commercial Business reporting unit in the third quarter of 2020 were reasonable and achievable, the challenges described above may affect the Company’s ability to increase medical membership or operating income in the Commercial Business reporting unit at the rate estimated when such goodwill impairment test was performed and may continue to do so. As of December 31, 2020, the goodwill balance in the Commercial Business reporting unit was $26.5 billion.

The LTC reporting unit continues to experience industry-wide challenges that have impacted management’s ability to grow the business at the rate that was originally estimated when the Company acquired Omnicare in 2015. Those challenges included lower client retention rates, lower occupancy rates in skilled nursing facilities, the deteriorating financial health of numerous skilled nursing facility customers which resulted in a number of customer bankruptcies in 2018, and continued facility reimbursement pressures. COVID-19 has also had an adverse impact on the financial health of the Company’s long-term care facility customers due to declines in occupancy rates and increased operating expenses. A number of these customers have relied on supplemental liquidity sources such as grants and advance Medicare payments under programs expanded or created under the CARES Act to maintain adequate liquidity during the COVID-19 pandemic and may require additional sources of liquidity throughout the duration of the COVID-19 pandemic.

Although the Company believes the financial projections used to determine the fair value of the LTC reporting unit in the third quarter of 2020 were reasonable and achievable, the LTC reporting unit has faced challenges that affect the Company’s ability to grow the LTC reporting unit’s business at the rate estimated when such goodwill impairment test was performed and may continue to do so. These challenges and some of the key assumptions included in the Company’s financial projections to determine the estimated fair value of the LTC reporting unit include client retention rates; occupancy rates in skilled nursing facilities; the financial health of skilled nursing facility customers; facility reimbursement pressures; the Company’s ability to extract cost savings from labor productivity and other initiatives; the geographies impacted and the severity and duration of COVID-19; COVID-19’s impact on health care utilization patterns; and the timing, scope and impact of stimulus legislation as well as other federal, state and local governmental responses to COVID-19. The fair value of the LTC reporting unit also is dependent on market multiples of peer group companies and the risk-free interest rate environment, which impacts the discount rate used in the discounted cash flow valuation method. If the LTC reporting unit does not achieve its forecasts, it is reasonably possible in the near term that the goodwill of the LTC reporting unit could be deemed to be impaired by a material amount. As of December 31, 2020, the goodwill balance in the LTC reporting unit was $431 million.

The COVID-19 pandemic severely impacted global economic activity in 2020, including the businesses of some of the Company’s customers, and during the first half of the year caused significant volatility and negative pressure in the capital markets. In addition to adversely affecting the Company’s businesses, which may have a material adverse impact on the Company’s profitability and cash flows, these developments may adversely affect the timing and collectability of payments to the Company from customers, clients, government payers and members as a result of the impact of COVID-19 on them. For further information regarding the potential adverse impact of COVID-19 on the Company, please see “Risk Factors” included in Item 1A of this report. The COVID-19 pandemic continues to evolve. We believe COVID-19’s impact on our businesses, operating results, cash flows and/or financial condition primarily will be driven by the geographies impacted and the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies and consumer behavior and health care utilization patterns; and the timing, scope and impact of stimulus legislation as well as other federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control. As a result, the impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be adverse and material. COVID-19 also may result in legal and regulatory proceedings, investigations and claims against

us. If the Company’s businesses, results of operations, financial condition and/or cash flows are materially adversely affected, the goodwill of the LTC and Commercial Business reporting units could be deemed to be impaired by a material amount.

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

2018 Goodwill Impairment Tests
As discussed in Note 5 ‘‘Goodwill and Other Intangibles’’ included in Item 8 of this 10-K, during 2018, the LTC reporting unit experienced industry-wide challenges that impacted management’s ability to grow the business at the rate that was originally estimated when the Company acquired Omnicare and when the 2017 annual goodwill impairment test was performed. Those challenges include lower client retention rates, lower occupancy rates in skilled nursing facilities, the deteriorating financial health of numerous skilled nursing facility customers which resulted in a number of customer bankruptcies in 2018, and continued facility reimbursement pressures. Following the update of its current and long-term forecast, in June 2018, management determined that there were indicators that the LTC reporting unit’s goodwill may be impaired and, accordingly, management performed an interim goodwill impairment test as of June 30, 2018. The results of that interim impairment test showed that the fair value of the LTC reporting unit was lower than the carrying value, resulting in a $3.9 billion pre-tax goodwill impairment charge in the second quarter of 2018.

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

During the fourth quarter of 2018, the LTC reporting unit missed its forecast primarily due to operational issues and customer liquidity issues, including one significant customer bankruptcy. Additionally, LTC management submitted updated projected financial results which showed significant additional deterioration primarily due to continued industry and operational challenges, which also caused management to make further updates to its long-term forecast beyond 2019. Based on these updated projections, management determined that there were indicators that the LTC reporting unit’s goodwill may be further impaired and, accordingly, management performed an interim goodwill impairment test during the fourth quarter of 2018. The results of that interim impairment test showed that the fair value of the LTC reporting unit was lower than the carrying value, resulting in an additional $2.2 billion pre-tax goodwill impairment charge in the fourth quarter of 2018.

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

The indefinite-lived intangible asset impairment loss calculation contains uncertainty since management must use judgment to estimate fair value based on the assumption that, in lieu of ownership of an intangible asset, the Company would be willing to pay a royalty in order to utilize the benefits of the asset. Fair value is estimated by discounting the hypothetical royalty payments to their present value over the estimated economic life of the asset. These estimates can be affected by a number of factors including general economic conditions, availability of market information and the profitability of the Company. There were no impairment losses recognized on indefinite-lived intangible assets in any of the years ended December 31, 2020, 2019 or 2018.

Health Care Costs Payable

At December 31, 2020 and 2019, 77% and 73% respectively, of health care costs payable are estimates of the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”). Health care costs payable also include an estimate of the cost of services that will continue to be rendered after the financial statement date if the Company is obligated to pay for such services in accordance with contractual or regulatory requirements. The remainder of health care costs payable is primarily comprised of pharmacy and capitation payables, other amounts due to providers pursuant to risk sharing agreements and accruals for state assessments. The Company develops its estimate of IBNR using actuarial principles and assumptions that consider numerous factors. See Note 1 ‘‘Significant Accounting Policies’’ included in Item 8 of this 10-K for additional information on the Company’s reserving methodology.

During 2020 and 2019, the Company observed an increase in completion factors relative to those assumed at the prior year end. After considering the claims paid in 2020 and 2019 with dates of service prior to the fourth quarter of the previous year, the Company observed assumed incurred claim weighted average completion factors that were 4 and 27 basis points higher, respectively, than previously estimated, resulting in a decrease of $35 million and $240 million in 2020 and 2019, respectively, in health care costs payable that related to the prior year. The Company has considered the pattern of changes in its completion factors when determining the completion factors used in its estimates of IBNR as of December 31, 2020. However, based on historical claim experience, it is reasonably possible that the Company’s estimated weighted average completion factors may vary by plus or minus 11 basis points from the Company’s assumed rates, which could impact health care costs payable by approximately plus or minus $140 million pretax.

Also during 2020 and 2019, the Company observed that health care costs for claims with claim incurred dates of three months or less before the financial statement date were lower than previously estimated. Specifically, after considering the claims paid in 2020 and 2019 with claim incurred dates for the fourth quarter of the previous year, the Company observed health care costs that were 4.0% and 3.2% lower, respectively, for each fourth quarter than previously estimated, resulting in a reduction of $394 million and $284 million in 2020 and 2019, respectively, in health care costs payable that related to prior year.

Management considers historical health care cost trend rates together with its knowledge of recent events that may impact current trends when developing estimates of current health care cost trend rates. When establishing reserves as of December 31, 2020, the Company increased its assumed health care cost trend rates for the most recent three months by 9.6% from health care cost trend rates recently observed. Assumed health care cost trend rates during the fourth quarter of 2020 are elevated compared to historical levels due to the impact of COVID-19 pandemic on utilization during 2020. Specifically, beginning in mid-March, the health system experienced a significant reduction in utilization that is discretionary and the cancellation of elective medical procedures. Utilization remained below historical levels through April, began to recover in May and June and reached more normal levels in the third and fourth quarters, with select geographies impacted by COVID-19 waves. Based on historical claim experience, it is reasonably possible that the Company’s estimated health care cost trend rates may vary by plus or minus 3.5% from the assumed rates, which could impact health care costs payable by plus or minus $404 million pretax.

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

Investments
The Company’s investment portfolio supported the following products at December 31, 2020 and 2019:

In millions	2020	2019
Experience-rated products	$1,037	$1,100
Remaining products	22,775	18,587
Total investments	$23,812	$19,687

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

The debt securities in the Company’s investment portfolio had an average credit quality rating of A at both December 31, 2020 and 2019 with approximately $6.3 billion and $4.4 billion rated AAA at December 31, 2020 and 2019, respectively. The debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) were $1.9 billion and $1.2 billion at December 31, 2020 and 2019, respectively (of which 2% and 4% at December 31, 2020 and 2019, respectively, supported experience-rated products).

At December 31, 2020 and 2019, the Company held $321 million and $333 million, respectively, of municipal debt securities that were guaranteed by third parties, representing 2% of total investments at both December 31, 2020 and 2019. These securities had an average credit quality rating of AA at both December 31, 2020 and 2019 with the guarantee. These securities had an average credit quality rating of A and A+ at December 31, 2020 and 2019, respectively, without the guarantee. The Company does not have any significant concentration of investments with third party guarantors (either direct or indirect).

The Company generally classifies debt securities as available for sale, and carries them at fair value on the consolidated balance sheets. At both December 31, 2020 and 2019, less than 1% of debt securities were valued using inputs that reflect the Company’s assumptions (categorized as Level 3 inputs in accordance with accounting principles generally accepted in the United States of America). See Note 4 ‘‘Fair Value’’ included in Item 8 of this 10-K for additional information on the methodologies and key assumptions used to determine the fair value of investments. For additional information related to investments, see Note 3 ‘‘Investments’’ included in Item 8 of this 10-K.

The Company regularly reviews debt securities in its portfolio to determine whether a decline in fair value below the cost basis or carrying value has occurred. If a debt security is in an unrealized loss position and the Company has the intent to sell the security, or it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis, the amortized cost basis of the security is written down to its fair value and the difference is recognized in net income. If a debt security is in an unrealized loss position and the Company does not have the intent to sell and it is more likely than not that the Company will not have to sell such security before recovery of its amortized cost basis, the Company bifurcates the impairment into credit-related and non-credit related components. The amount of the credit-related component is recorded as an allowance for credit losses and recognized in net income, and the amount of the non-credit related component is included in other comprehensive income. The impairment of debt securities is considered a critical accounting policy. See ‘‘Critical Accounting Policies - Impairments of Debt Securities” in the MD&A included in Item 7 of this 10-K for additional information.

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

On a quarterly basis, the Company reviews the impact of hypothetical net losses in its investment portfolio on the Company’s consolidated near-term financial condition, operating results and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices. Interest rate changes (whether resulting from changes in treasury yields or credit spreads or other factors) represent the most material risk exposure category for the Company. The Company has estimated the impact on the fair value of market sensitive instruments based on the net present value of cash flows using a representative set of likely future interest rate scenarios. The assumptions used were as follows: an immediate increase of 100 basis points in interest rates (which the Company believes represents a moderately adverse scenario) for long-term debt issued by the Company, as well as its interest rate sensitive investments and an immediate decrease of 15% in prices for publicly traded domestic equity securities.

Assuming an immediate increase of 100 basis points in interest rates, the theoretical decline in the fair values of market sensitive instruments at December 31, 2020 is as follows:

•The fair value of long-term debt issued by the Company would decline by approximately $5.3 billion ($6.7 billion pretax). Changes in the fair value of long-term debt do not impact the Company’s operating results or financial condition.
•The theoretical reduction in the fair value of interest rate sensitive investments partially offset by the theoretical reduction in the fair value of interest rate sensitive liabilities would result in a net decline in fair value of approximately $490 million ($615 million pretax) related to continuing non-experience-rated products. Reductions in the fair value of investment securities would be reflected as an unrealized loss in equity, as the Company classifies these debt securities as available for sale. The Company does not record liabilities at fair value.

If the value of the Company’s publicly traded domestic equity securities were to decline by 15%, this would result in a net decline in fair value of $5 million ($7 million pretax).

Based on overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect consolidated near-term financial condition, operating results or cash flows as of December 31, 2020.

Evaluation of Foreign Currency and Commodity Risk

At December 31, 2020 and 2019, the Company did not have any material foreign currency exchange rate or commodity derivative instruments in place and believes its exposure to foreign currency exchange rate risk is not material.

At December 31, 2020 and 2019, 5.5% and 6.1%, respectively, of the Company’s investment portfolio was comprised of investments that have exposure to the oil and gas industry, with more than half that amount comprised of investment grade rated debt securities. These exposures are experiencing varied degrees of financial strains in the current depressed oil and gas price environment, and the likelihood of the Company’s portfolio incurring additional realized capital losses on these exposures may increase if such depressed prices persist and/or decline further.

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

The Company and its vendors have experienced diverse cyber attacks and expect to continue to experience cyber attacks going forward. As examples, the Company and its vendors have experienced attempts to gain access to systems, denial of service attacks, attempted malware infections, account takeovers, scanning activity and phishing emails. Attacks can originate from external criminals, terrorists, nation states or internal actors. The Company is dedicating and will continue to dedicate significant resources and incur significant expenses to maintain and update on an ongoing basis the systems and processes that are designed to mitigate the information security risks it faces and protect the security of its computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, disrupt or degrade service or cause other damage. The impact of cyber attacks has not been material to the Company’s operations or operating results through December 31, 2020. The Board and its Audit Committee and Nominating and Corporate Governance Committee are regularly informed regarding the Company’s information security policies, practices and status.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Consolidated Statements of Operations

	For the Years Ended December 31,
In millions, except per share amounts	2020	2019	2018
Revenues:
Products	$190,688	$185,236	$183,910
Premiums	69,364	63,122	8,184
Services	7,856	7,407	1,825
Net investment income	798	1,011	660
Total revenues	268,706	256,776	194,579
Operating costs:
Cost of products sold	163,981	158,719	156,447
Benefit costs	55,679	52,529	6,594
Goodwill impairments	—	—	6,149
Operating expenses	35,135	33,541	21,368
Total operating costs	254,795	244,789	190,558
Operating income	13,911	11,987	4,021
Interest expense	2,907	3,035	2,619
Loss on early extinguishment of debt	1,440	79	—
Other income	(206)	(124)	(4)
Income before income tax provision	9,770	8,997	1,406
Income tax provision	2,569	2,366	2,002
Income (loss) from continuing operations	7,201	6,631	(596)
Loss from discontinued operations, net of tax	(9)	—	—
Net income (loss)	7,192	6,631	(596)
Net (income) loss attributable to noncontrolling interests	(13)	3	2
Net income (loss) attributable to CVS Health	$7,179	$6,634	$(594)

Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to CVS Health	$5.49	$5.10	$(0.57)
Loss from discontinued operations attributable to CVS Health	$(0.01)	$—	$—
Net income (loss) attributable to CVS Health	$5.48	$5.10	$(0.57)
Weighted average basic shares outstanding	1,309	1,301	1,044
Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to CVS Health	$5.47	$5.08	$(0.57)
Loss from discontinued operations attributable to CVS Health	$(0.01)	$—	$—
Net income (loss) attributable to CVS Health	$5.46	$5.08	$(0.57)
Weighted average diluted shares outstanding	1,314	1,305	1,044
Dividends declared per share	$2.00	$2.00	$2.00

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
In millions	2020	2019	2018
Net income (loss)	$7,192	$6,631	$(596)
Other comprehensive income (loss), net of tax:
Net unrealized investment gains	440	677	97
Foreign currency translation adjustments	3	162	(29)
Net cash flow hedges	(31)	(33)	330
Pension and other postretirement benefits	(17)	111	(124)
Other comprehensive income	395	917	274
Comprehensive income (loss)	7,587	7,548	(322)
Comprehensive (income) loss attributable to noncontrolling interests	(13)	3	2
Comprehensive income (loss) attributable to CVS Health	$7,574	$7,551	$(320)

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Balance Sheets

	At December 31,
In millions, except per share amounts	2020	2019
Assets:
Cash and cash equivalents	$7,854	$5,683
Investments	3,000	2,373
Accounts receivable, net	21,742	19,617
Inventories	18,496	17,516
Other current assets	5,277	5,113
Total current assets	56,369	50,302
Long-term investments	20,812	17,314
Property and equipment, net	12,606	12,044
Operating lease right-of-use assets	20,729	20,860
Goodwill	79,552	79,749
Intangible assets, net	31,142	33,121
Separate accounts assets	4,881	4,459
Other assets	4,624	4,600
Total assets	$230,715	$222,449

Liabilities:
Accounts payable	$11,138	$10,492
Pharmacy claims and discounts payable	15,795	13,601
Health care costs payable	7,936	6,879
Policyholders’ funds	4,270	2,991
Accrued expenses	14,243	12,133
Other insurance liabilities	1,557	1,830
Current portion of operating lease liabilities	1,638	1,596
Current portion of long-term debt	5,440	3,781
Total current liabilities	62,017	53,303
Long-term operating lease liabilities	18,757	18,926
Long-term debt	59,207	64,699
Deferred income taxes	6,794	7,294
Separate accounts liabilities	4,881	4,459
Other long-term insurance liabilities	7,007	7,436
Other long-term liabilities	2,351	2,162
Total liabilities	161,014	158,279
Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,733 shares issued and 1,310 shares outstanding at December 31, 2020 and 1,727 shares issued and 1,302 shares outstanding at December 31, 2019 and capital surplus	46,513	45,972
Treasury stock, at cost: 423 and 425 shares at December 31, 2020 and 2019	(28,178)	(28,235)
Retained earnings	49,640	45,108
Accumulated other comprehensive income	1,414	1,019
Total CVS Health shareholders’ equity	69,389	63,864
Noncontrolling interests	312	306
Total shareholders’ equity	69,701	64,170
Total liabilities and shareholders’ equity	$230,715	$222,449

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
In millions	2020	2019	2018
Cash flows from operating activities:
Cash receipts from customers	$264,327	$248,393	$186,519
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(158,636)	(149,655)	(148,981)
Insurance benefits paid	(55,124)	(52,242)	(6,897)
Cash paid to other suppliers and employees	(29,763)	(28,932)	(17,234)
Interest and investment income received	894	955	644
Interest paid	(2,904)	(2,954)	(2,803)
Income taxes paid	(2,929)	(2,717)	(2,383)
Net cash provided by operating activities	15,865	12,848	8,865

Cash flows from investing activities:
Proceeds from sales and maturities of investments	6,467	7,049	817
Purchases of investments	(9,639)	(7,534)	(692)
Purchases of property and equipment	(2,437)	(2,457)	(2,037)
Proceeds from sale-leaseback transactions	101	5	—
Acquisitions (net of cash acquired)	(866)	(444)	(42,226)
Proceeds from sale of subsidiaries and other assets	840	—	832
Other	—	42	21
Net cash used in investing activities	(5,534)	(3,339)	(43,285)

Cash flows from financing activities:
Net repayments of short-term debt	—	(720)	(556)
Proceeds from issuance of long-term debt	9,958	3,736	44,343
Repayments of long-term debt	(15,631)	(8,336)	(5,522)
Derivative settlements	(7)	(25)	446
Dividends paid	(2,624)	(2,603)	(2,038)
Proceeds from exercise of stock options	264	210	242
Payments for taxes related to net share settlement of equity awards	(88)	(112)	(97)
Other	(27)	—	1
Net cash provided by (used in) financing activities	(8,155)	(7,850)	36,819
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(4)
Net increase in cash, cash equivalents and restricted cash	2,176	1,659	2,395
Cash, cash equivalents and restricted cash at the beginning of the period	5,954	4,295	1,900
Cash, cash equivalents and restricted cash at the end of the period	$8,130	$5,954	$4,295

Index to Consolidated Financial Statements

	For the Years Ended December 31,
In millions	2020	2019	2018
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$7,192	$6,631	$(596)
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,441	4,371	2,718
Goodwill impairments	—	—	6,149
Stock-based compensation	400	453	280
(Gain) loss on sale of subsidiaries	(269)	205	86
Loss on early extinguishment of debt	1,440	79	—
Deferred income taxes	(570)	(654)	87
Other noncash items	72	264	253
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,510)	(2,158)	(1,139)
Inventories	(973)	(1,075)	(1,153)
Other assets	364	(614)	(3)
Accounts payable and pharmacy claims and discounts payable	2,769	3,550	2,329
Health care costs payable and other insurance liabilities	(231)	320	(311)
Other liabilities	2,740	1,476	165
Net cash provided by operating activities	$15,865	$12,848	$8,865

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)			Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity		Total Shareholders’ Equity
In millions	Common Shares	Treasury Shares (1)		Treasury Stock (1)	Retained Earnings			Noncontrolling Interests
Balance at December 31, 2017	1,712	(698)	$32,096	$(37,796)	$43,556	$(165)	$37,691	$4	$37,695
Adoption of new accounting standards (3)	—	—	—	—	(6)	(7)	(13)	—	(13)
Net loss	—	—	—	—	(594)	—	(594)	(2)	(596)
Other comprehensive income (Note 13)	—	—	—	—	—	274	274	—	274
Common shares issued to acquire Aetna	—	274	12,923	9,561	—	—	22,484	—	22,484
Stock option activity, stock awards and other	8	—	421	—	—	—	421	—	421
Purchase of treasury shares, net of ESPP issuances	—	(1)	—	7	—	—	7	—	7
Common stock dividends	—	—	—	—	(2,045)	—	(2,045)	—	(2,045)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	329	329
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Balance at December 31, 2018	1,720	(425)	45,440	(28,228)	40,911	102	58,225	318	58,543
Adoption of new accounting standard (4)	—	—	—	—	178	—	178	—	178
Net income (loss)	—	—	—	—	6,634	—	6,634	(3)	6,631
Other comprehensive income (Note 13)	—	—	—	—	—	917	917	—	917
Stock option activity, stock awards and other	7	2	532	—	—	—	532	—	532
Purchase of treasury shares, net of ESPP issuances	—	(2)	—	(7)	—	—	(7)	—	(7)
Common stock dividends	—	—	—	—	(2,615)	—	(2,615)	—	(2,615)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(9)	(9)
Balance at December 31, 2019	1,727	(425)	45,972	(28,235)	45,108	1,019	63,864	306	64,170
Adoption of new accounting standard (Note 1)	—	—	—	—	(3)	—	(3)	—	(3)
Net income	—	—	—	—	7,179	—	7,179	13	7,192
Other comprehensive income (Note 13)	—	—	—	—	—	395	395	—	395
Stock option activity, stock awards and other	6	—	541	—	—	—	541	—	541
ESPP issuances, net of purchase of treasury shares	—	2	—	57	—	—	57	—	57
Common stock dividends	—	—	—	—	(2,644)	—	(2,644)	—	(2,644)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(7)	(7)
Balance at December 31, 2020	1,733	(423)	$46,513	$(28,178)	$49,640	$1,414	$69,389	$312	$69,701
_____________________________________________
(1)Treasury shares include 1 million shares held in trust for each of the years ended December 31, 2020, 2019 and 2018. Treasury stock includes $29 million related to shares held in trust for each of the years ended December 31, 2020, 2019 and 2018. See Note 1 ‘‘Significant Accounting Policies’’ for additional information.
(2)Common stock and capital surplus includes the par value of common stock of $17 million as of December 31, 2020, 2019 and 2018.
(3)Reflects the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which resulted in a reduction to retained earnings of $13 million and the adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which resulted in a reduction to accumulated other comprehensive income of $7 million and an increase to retained earnings of $7 million, each during the year ended December 31, 2018.
(4)Reflects the adoption of ASU 2016-02, Leases (Topic 842), which resulted in an increase to retained earnings of $178 million during the year ended December 31, 2019.
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

The coronavirus disease 2019 (“COVID-19”) pandemic has severely impacted the economies of the U.S. and other countries around the world. The impact of COVID-19 on the Company’s businesses, operating results, cash flows and financial condition in the year ended December 31, 2020, as well as information regarding certain expected impacts of COVID-19 on the Company, is discussed throughout this Annual Report on Form 10-K.

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

Pharmacy Services Segment
The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, including plan design offerings and administration, formulary management, retail pharmacy network management services, mail order pharmacy, specialty pharmacy and infusion services, clinical services, disease management services and medical spend management. The Pharmacy Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, plans offered on public health insurance exchanges (“Public Exchanges”) and private health insurance exchanges and other sponsors of health benefit plans throughout the United States. The Pharmacy Services segment operates retail specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies, compounding pharmacies and branches for infusion and enteral nutrition services.

Retail/LTC Segment
The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, COVID-19 and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of December 31, 2020, the Retail/LTC segment operated more than 9,900 retail locations, approximately 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies.

Health Care Benefits Segment
The Health Care Benefits segment is one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services and health information technology products and services. The Health Care Benefits segment also provided workers’ compensation administrative services through its Coventry Health Care Workers’ Compensation business (“Workers’ Compensation business”) prior to the sale of this business on July 31, 2020. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The

Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” For periods prior to the Aetna Acquisition Date, the Health Care Benefits segment was comprised only of the Company’s SilverScript® PDP business.

Corporate/Other Segment
The Company presents the remainder of its financial results in the Corporate/Other segment, which primarily consists of:

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

The following is a reconciliation of cash and cash equivalents on the consolidated balance sheets to total cash, cash equivalents and restricted cash on the consolidated statements of cash flows as of December 31, 2020, 2019 and 2018:

In millions	2020	2019	2018
Cash and cash equivalents	$7,854	$5,683	$4,059
Restricted cash (included in other current assets)	—	—	6
Restricted cash (included in other assets)	276	271	230
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$8,130	$5,954	$4,295

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

Mortgage Loans
Mortgage loan investments on the consolidated balance sheets are valued at the unpaid principal balance, net of an allowance for credit losses. Mortgage loans with a maturity date or a committed prepayment date within twelve months are classified as current on the consolidated balance sheets. The Company assesses whether its loans share similar risk characteristics and, if so, groups such loans in a risk pool when measuring expected credit losses. The Company considers the following characteristics when evaluating whether its loans share similar risk characteristics: loan-to-value ratios, property type (e.g., office, retail, apartment, industrial), geographic location, vacancy rates and property condition.

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

Other Investments
Other investments consist primarily of the following:

•Private equity and hedge fund limited partnerships, which are accounted for using the equity method of accounting. Under this method, the carrying value of the investment is based on the value of the Company’s equity ownership of the underlying investment funds provided by the general partner or manager of the investments, the financial statements of which generally are audited. As a result of the timing of the receipt of the valuation information provided by the fund managers, these investments are generally reported on up to a three month lag. The Company reviews investments for impairment at least quarterly and monitors their performance throughout the year through discussions with the administrators, managers and/or general partners. If the Company becomes aware of an impairment of a limited partnership’s investments through its review or prior to receiving the limited partnership’s financial statements at the financial statement date, an impairment will be recognized by recording a reduction in the carrying value of the limited partnership with a corresponding charge to net investment income.
•Investment real estate, which is carried on the consolidated balance sheets at depreciated cost, including capital additions, net of write-downs for other-than-temporary declines in fair value. Depreciation is calculated using the straight-line method based on the estimated useful life of each asset. If any real estate investment is considered held-for-sale, it is carried at the lower of its carrying value or fair value less estimated selling costs. The Company generally estimates fair value using a discounted future cash flow analysis in conjunction with comparable sales information. At the time of the sale, the difference between the sales price and the carrying value is recorded as a realized capital gain or loss.
•Privately-placed equity securities, which are carried on the consolidated balance sheets at cost less impairments, plus or minus subsequent adjustments for observable price changes. Additionally, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), a subsidiary of the Company is required to purchase and hold shares of the FHLBB. These shares are restricted and carried at cost.

Net Investment Income
Net investment income on the Company’s investments is recorded when earned and is reflected in the Company’s net income (other than net investment income on assets supporting experience-rated products). Experience-rated products are products in the large case pensions business where the contract holder, not the Company, assumes investment and other risks, subject to, among other things, minimum guarantees provided by the Company. The effect of investment performance on experience-rated products is allocated to contract holders’ accounts daily, based on the underlying investment experience and, therefore, does not impact the Company’s net income (as long as the contract’s minimum guarantees are not triggered). Net investment income on assets supporting large case pensions’ experience-rated products is included in net investment income in the consolidated statements of operations and is credited to contract holders’ accounts through a charge to benefit costs.

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

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net is composed of the following at December 31, 2020 and 2019:

In millions	2020	2019
Trade receivables	$7,101	$6,717
Vendor and manufacturer receivables	9,815	7,856
Premium receivables	2,628	2,663
Other receivables	2,198	2,381
Total accounts receivable, net	$21,742	$19,617

The Company’s allowance for credit losses was $358 million as of December 31, 2020. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days. The Company’s allowance for doubtful accounts was $319 million as of December 31, 2019.

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

Reinsurance Recoverables

The Company utilizes reinsurance agreements primarily to: (a) reduce required capital and (b) facilitate the acquisition or disposition of certain insurance contracts. Ceded reinsurance agreements permit the Company to recover a portion of its losses from reinsurers, although they do not discharge the Company’s primary liability as the direct insurer of the risks reinsured. Failure of reinsurers to indemnify the Company could result in losses; however, the Company does not expect charges for unrecoverable reinsurance to have a material effect on its consolidated operating results or financial condition. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of its reinsurers. At December 31, 2020, the Company’s reinsurance recoverables consisted primarily of amounts due from third parties that are rated consistent with companies that are considered to have the ability to meet their obligations. Reinsurance recoverables are recorded as other current assets or other assets on the consolidated balance sheets.

Health Care Contract Acquisition Costs

Insurance products included in the Health Care Benefits segment are cancelable by either the customer or the member monthly upon written notice. Acquisition costs related to prepaid health care and health indemnity contracts are generally expensed as incurred. Acquisition costs for certain long-duration insurance contracts are deferred and are recorded as other current assets or other assets on the consolidated balance sheets and are amortized over the estimated life of the contracts. The amortization of deferred acquisition costs is recorded in operating expenses in the consolidated statements of operations. At December 31, 2020 and 2019, the balance of deferred acquisition costs was $546 million and $271 million, respectively, comprised primarily of commissions paid on Medicare Supplement products within the Health Care Benefits segment.

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

Property and equipment consists of the following at December 31, 2020 and 2019:

In millions	2020	2019
Land	$2,134	$1,981
Building and improvements	3,950	3,541
Fixtures and equipment	13,125	12,401
Leasehold improvements	6,077	5,611
Software	6,020	5,400
Total property and equipment	31,306	28,934
Accumulated depreciation and amortization	(18,700)	(16,890)
Property and equipment, net	$12,606	$12,044

Depreciation expense (which includes the amortization of property and equipment under finance or capital leases) totaled $2.1 billion, $1.9 billion and $1.7 billion for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 6 ‘‘Leases’’ for additional information about finance leases.

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

Long-Lived Asset Impairment

The Company evaluates the recoverability of long-lived assets, excluding goodwill and indefinite-lived intangible assets, which are tested for impairment using separate tests described below, whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable. The Company groups and evaluates these long-lived assets for impairment at the lowest level at which individual cash flows can be identified. If indicators of impairment are present, the Company first compares the carrying amount of the asset group to the estimated future cash flows associated with the asset group (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group’s estimated future cash flows (discounted and with interest charges). If required, an impairment loss is recorded for the portion of the asset group’s carrying value that exceeds the asset group’s estimated future cash flows (discounted and with interest charges). There were no material impairment charges recognized on long-lived assets in the year ended December 31, 2020. During the year ended December 31, 2019, the Company recorded store rationalization charges of $231 million, primarily related to operating lease right-of-use asset impairment charges. See Note 6 ‘‘Leases’’ for additional information about the right-of-use asset impairment charges. During the year ended December 31, 2018, the Company recognized a $43 million long-lived asset impairment charge, primarily related to the impairment of property and equipment.

When evaluating goodwill for potential impairment, the Company compares the fair value of its reporting units to their respective carrying amounts. The Company estimates the fair value of its reporting units using a combination of a discounted cash flow method and a market multiple method. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. During the third quarter of both 2020 and 2019, the Company performed its required annual goodwill impairment tests and concluded there were no goodwill impairments as of the testing dates or during the years ended December 31, 2020 and 2019. See Note 5 ‘‘Goodwill and Other Intangibles’’ for additional information about goodwill impairment charges recorded during the year ended December 31, 2018.

Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to its carrying value. The Company estimates the fair value of its indefinite-lived trademarks using the relief from royalty method under the income approach. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. There were no impairment losses recognized on indefinite-lived intangible assets in any of the years ended December 31, 2020, 2019 or 2018.

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

Health Care Costs Payable

Health care costs payable consist principally of unpaid fee-for-service medical, dental and pharmacy claims, capitation costs, other amounts due to providers pursuant to risk-sharing arrangements related to the Health Care Benefits segment’s Insured Commercial, Medicare and Medicaid products and accruals for state assessments. Unpaid health care claims include an estimate of payments the Company will make for (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid, each as of the financial statement date (collectively, “IBNR”). Health care costs payable also include an estimate of the cost of services that will continue to be rendered after the financial statement date if the Company is obligated to pay for such services in accordance with contractual or regulatory requirements. Such estimates are developed using actuarial principles and assumptions which consider, among other things, historical and projected claim submission and processing patterns, assumed and historical medical cost trends, historical utilization of medical services, claim inventory levels, changes in Insured membership and product mix, seasonality and other relevant factors. The Company reflects changes in these estimates in benefit costs in the Company’s consolidated operating results in the period they are determined. Capitation costs represent contractual monthly fees paid to participating physicians and other medical providers for providing medical care, regardless of the volume of medical services provided to the Insured member. Amounts due under risk-sharing arrangements are based on the terms of the underlying contracts with the providers and consider claims experience under the contracts through the financial statement date.

The Company develops its estimate of IBNR using actuarial principles and assumptions that consider numerous factors. Of those factors, the Company considers the analysis of historical and projected claim payment patterns (including claims submission and processing patterns) and the assumed health care cost trend rate (the year-over-year change in per member per month health care costs) to be the most critical assumptions. In developing its IBNR estimate, the Company consistently applies these actuarial principles and assumptions each period, with consideration to the variability of related factors. There have been no significant changes to the methodologies or assumptions used to develop the Company’s estimate of IBNR in 2020.

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

For each reporting period, the Company uses an extensive degree of judgment in the process of estimating its health care costs payable. As a result, considerable variability and uncertainty is inherent in such estimates, particularly with respect to claims with claim incurred dates of three months or less before the financial statement date; and the adequacy of such estimates is highly sensitive to changes in assumed completion factors and the assumed health care cost trend rates. For each reporting period the Company recognizes the actuarial best estimate of health care costs payable considering the potential volatility in assumed completion factors and health care cost trend rates, as well as other factors. The Company believes its estimate of health care costs payable is reasonable and adequate to cover its obligations at December 31, 2020; however, actual claim payments may differ from the Company’s estimates. A worsening (or improvement) of the Company’s health care cost trend rates or changes in completion factors from those that the Company assumed in estimating health care costs payable at December 31, 2020 would cause these estimates to change in the near term, and such a change could be material.

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

Other Insurance Liabilities

Unpaid Claims
Unpaid claims consist primarily of reserves associated with certain short-duration group disability and term life insurance contracts, including an estimate for IBNR as of the financial statement date. Reserves associated with certain short-duration group disability and term life insurance contracts are based upon the Company’s estimate of the present value of future benefits, which is based on assumed investment yields and assumptions regarding mortality, morbidity and recoveries from the U.S. Social Security Administration. The Company develops its estimate of IBNR using actuarial principles and assumptions which consider, among other things, contractual requirements, claim incidence rates, claim recovery rates, seasonality and other relevant factors. The Company discounts certain claim liabilities related to group long-term disability and life insurance waiver of premium contracts. The discount rates generally reflect the Company’s expected investment returns for the investments supporting all incurral years of these liabilities. The discount rates for retrospectively-rated contracts are set at contractually specified levels. The Company’s estimates of unpaid claims are subject to change due to changes in the underlying experience of the insurance contracts, changes in investment yields or other factors, and these changes are recorded in current and future benefits in the consolidated statements of operations in the period they are determined. The Company estimates its reserve for claims IBNR for life products largely based on completion factors. The completion factors used are based on the Company’s historical experience and reflect judgments and possible adjustments based on data such as claim inventory levels, claim payment patterns, changes in business volume and other factors. If claims are submitted or processed on a faster (slower) pace than historical periods, the actual claims may be more (less) complete than originally estimated using completion factors, which may result in reserves that are higher (lower) than required to cover future life benefit payments. There have been no significant changes to the methodologies or assumptions used to develop the Company’s estimate of unpaid claims IBNR in 2020. As of December 31, 2020, unpaid claims balances of $532 million and $1.5 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively. As of December 31, 2019, unpaid claims balances of $704 million and $1.8 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively.

Substantially all life and disability insurance liabilities have been fully ceded to unrelated third parties through indemnity reinsurance agreements; however, the Company remains directly obligated to the policyholders.

Future Policy Benefits
Future policy benefits consist primarily of reserves for limited payment pension and annuity contracts and long-term care insurance contracts. Reserves for limited payment pension and annuity contracts are computed using actuarial principles that consider, among other things, assumptions reflecting anticipated mortality, retirement, expense and interest rate experience. Such assumptions generally vary by plan, year of issue and policy duration. Assumed interest rates on such contracts ranged from 3.3% to 11.3% in the year ended December 31, 2020 and from 3.5% to 11.3% in the year ended December 31, 2019. The Company periodically reviews mortality assumptions against both industry standards and its experience. Reserves for long-duration long-term care contracts represent the Company’s estimate of the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums. The assumed interest rate on such contracts was 5.1% in both the years ended December 31, 2020 and 2019. The Company’s estimate of the present value of future benefits under such contracts is based upon mortality, morbidity and interest rate assumptions. As of December 31, 2020, future policy benefits balances of $462 million and $5.5 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively. As of December 31, 2019, future policy benefits balances of $508 million and $5.6 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively.

Premium Deficiency Reserves

The Company evaluates its insurance contracts to determine if it is probable that a loss will be incurred. A premium deficiency loss is recognized when it is probable that expected future claims, including maintenance costs (for example, direct costs such as claim processing costs), will exceed existing reserves plus anticipated future premiums and reinsurance recoveries. Anticipated investment income is considered in the calculation of premium deficiency losses for short-duration contracts. For purposes of determining premium deficiency losses, contracts are grouped consistent with the Company’s method of acquiring, servicing and measuring the profitability of such contracts. As of December 31, 2020 and 2019, the Company established a premium deficiency reserve of $11 million and $4 million, respectively, related to Medicaid products in the Health Care Benefits segment.

Policyholders’ Funds

Policyholders’ funds consist primarily of reserves for pension and annuity investment contracts and customer funds associated with certain health contracts. Reserves for such contracts are equal to cumulative deposits less withdrawals and charges plus interest credited thereon, net of experience-rated adjustments. In 2020, interest rates for pension and annuity investment contracts ranged from 4.1% to 5.1%. In 2019, interest rates for pension and annuity investment contracts ranged from 3.5% to 5.2%. Reserves for contracts subject to experience rating reflect the Company’s rights as well as the rights of policyholders and plan participants. The Company also holds funds for health savings accounts (“HSAs”) on behalf of members associated with high deductible health plans. These amounts are held to pay for qualified health care expenses incurred by these members. The HSA balances were approximately $2.7 billion and $2.2 billion at December 31, 2020 and 2019, respectively, and are reflected in other current assets with a corresponding liability in policyholders’ funds.

Policyholders’ funds liabilities that are expected to be paid within twelve months from the balance sheet date are classified as current on the consolidated balance sheets. Policyholders’ funds liabilities that are expected to be paid greater than twelve months from the balance sheet date are included in other long-term liabilities on the consolidated balance sheets.

Self-Insurance Liabilities

The Company is self-insured for certain losses related to general liability, workers’ compensation and auto liability. The Company obtains third party insurance coverage to limit exposure from these claims. The Company is also self-insured for certain losses related to health and medical liabilities. The Company’s self-insurance accruals, which include reported claims and claims incurred but not reported, are calculated using standard insurance industry actuarial assumptions and the Company’s historical claims experience. At December 31, 2020 and 2019, self-insurance liabilities totaled $927 million and $856 million, respectively, and were recorded as accrued expenses on the consolidated balance sheets.

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

Gains and losses from foreign currency transactions and the effects of foreign currency remeasurements were not material in the years ended December 31, 2020 or 2018. On July 1, 2019, the Company sold its Brazilian subsidiary, Drogaria Onofre Ltda. (“Onofre”) for an immaterial amount. The Company recorded a loss on the divestiture, which included the elimination of the subsidiary’s $154 million cumulative translation adjustment from accumulated other comprehensive income during the year ended December 31, 2019.

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

The Company recognizes revenue when control of the prescription drugs is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those prescription drugs. The Company has established the following revenue recognition policies for the Pharmacy Services segment:

•Revenues generated from prescription drugs sold by mail service dispensing pharmacies are recognized when the prescription drug is delivered to the client plan member. At the time of delivery, the Company has performed substantially all of its performance obligations under its client contracts and does not experience a significant level of returns or reshipments.
•Revenues generated from prescription drugs sold by third party pharmacies in the Company’s retail pharmacy network and associated administrative fees are recognized at the Company’s point-of-sale, which is when the claim is adjudicated by the Company’s online claims processing system and the Company has transferred control of the prescription drug and performed all of its performance obligations.

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

Premium Revenue
Premiums are recognized as revenue in the month in which the enrollee is entitled to receive health care services. Premiums are reported net of an allowance for estimated terminations and uncollectible amounts. Additionally, premium revenue subject to the minimum medical loss ratio (“MLR”) rebate requirements of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended, collectively, the “ACA”) is recorded net of the estimated minimum MLR rebates for the current calendar year. Premiums related to unexpired contractual coverage periods (unearned premiums) are reported as other insurance liabilities on the consolidated balance sheets and recognized as revenue when earned.

Some of the Company’s contracts allow for premiums to be adjusted to reflect actual experience or the relative health status of Insured members. Such adjustments are reasonably estimable at the outset of the contract, and adjustments to those estimates are made based on actual experience of the customer emerging under the contract and the terms of the underlying contract.

Services Revenue
Services revenue relates to contracts that can include various combinations of services or series of services which generally are capable of being distinct and accounted for as separate performance obligations. The Health Care Benefits segment’s services revenue primarily consists of ASC fees received in exchange for performing certain claim processing and member services for ASC members. ASC fee revenue is recognized over the period the service is provided. Some of the Company’s administrative services contracts include guarantees with respect to certain functions, such as customer service response time, claim processing accuracy and claim processing turnaround time, as well as certain guarantees that a plan sponsor’s benefit claim experience will fall within a certain range. With any of these guarantees, the Company is financially at risk if the conditions of the arrangements are not met, although the maximum amount at risk typically is limited to a percentage of the fees otherwise payable to the Company by the customer involved. Each period the Company estimates its obligations under the terms of these guarantees and records its estimate as an offset to services revenues.

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

In addition to Medicare Part D premiums, the Company receives additional payments each month from CMS related to catastrophic reinsurance, low-income cost-sharing subsidies and coverage gap benefits. If the subsidies received differ from the amounts earned from actual prescriptions transferred, the difference is recorded in either accounts receivable, net or accrued expenses.

Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source in each segment for the years ended December 31, 2020, 2019 and 2018:

In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
2020
Major goods/services lines:
Pharmacy	$141,116	$70,176	$—	$—	$(40,003)	$171,289
Front Store	—	19,655	—	—	—	19,655
Premiums	—	—	69,301	63	—	69,364
Net investment income	—	—	483	315	—	798
Other	822	1,367	5,683	48	(320)	7,600
Total	$141,938	$91,198	$75,467	$426	$(40,323)	$268,706

Pharmacy Services distribution channel:
Pharmacy network (1)	$85,045
Mail choice (2)	56,071
Other	822
Total	$141,938

2019
Major goods/services lines:
Pharmacy (3)	$140,896	$66,442	$—	$—	$(41,413)	$165,925
Front Store	—	19,422	—	—	—	19,422
Premiums	—	—	63,031	91	—	63,122
Net investment income	—	—	599	412	—	1,011
Other (3)	595	744	5,974	9	(26)	7,296
Total	$141,491	$86,608	$69,604	$512	$(41,439)	$256,776

Pharmacy Services distribution channel:
Pharmacy network (1)	$88,755
Mail choice (2)	52,141
Other	595
Total	$141,491

2018
Major goods/services lines:
Pharmacy	$134,216	$64,179	$164	$—	$(33,714)	$164,845
Front Store	—	19,055	—	—	—	19,055
Premiums	—	—	8,180	4	—	8,184
Net investment income	—	—	58	602	—	660
Other	520	755	560	—	—	1,835
Total	$134,736	$83,989	$8,962	$606	$(33,714)	$194,579

Pharmacy Services distribution channel:
Pharmacy network (1)	$87,167
Mail choice (2)	47,049
Other	520
Total	$134,736
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

The following table provides information about receivables and contract liabilities from contracts with customers as of December 31, 2020 and 2019:

In millions	2020	2019
Trade receivables (included in accounts receivable, net)	$7,101	$6,717
Contract liabilities (included in accrued expenses)	71	73

During the years ended December 31, 2020 and 2019, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. Below is a summary of such changes:

In millions	2020	2019
Contract liabilities, beginning of period	$73	$67
Rewards earnings and gift card issuances	357	365
Redemption and breakage	(359)	(359)
Contract liabilities, end of period	$71	$73

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

Retail/LTC Segment
Vendor allowances received by the Retail/LTC segment reduce the carrying cost of inventory and are recognized in cost of products sold when the related inventory is sold, unless they are specifically identified as a reimbursement of incremental costs for promotional programs and/or other services provided. Amounts that are directly linked to advertising commitments are recognized as a reduction of advertising expense (included in operating expenses) when the related advertising commitment is satisfied. Any amounts received in excess of the actual cost incurred also reduce the carrying cost of inventory. The total value of any upfront payments received from vendors that are linked to purchase commitments is initially deferred. The deferred amounts are then amortized to reduce cost of products sold over the life of the contract based upon purchase volume. The total value of any upfront payments received from vendors that are not linked to purchase commitments is also initially deferred. The deferred amounts are then amortized to reduce cost of products sold on a straight-line basis over the life of the related contract. The total amortization of these upfront payments was not material to the Company’s consolidated financial statements in any of the periods presented.

Health Care Reform

Health Insurer Fee
Since January 1, 2014, the ACA has imposed an annual premium-based health insurer fee (“HIF”) for each calendar year, payable in September, which was not deductible for tax purposes. The Company has been required to estimate a liability for the HIF at the beginning of the calendar year in which the fee was payable with a corresponding deferred asset that was amortized ratably to operating expenses over the calendar year. The Company recorded the liability for the HIF in accrued expenses and recorded the deferred asset in other current assets. In the years ended December 31, 2020 and 2018, operating expenses included $1.0 billion and $157 million, respectively, related to the Company’s share of the HIF. There was no expense related to the HIF in 2019, since there was a one-year suspension of the HIF for 2019. In December 2019, the HIF was repealed for calendar years after 2020.

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

Risk Corridor
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

In October 2020, the Company received the $313 million it was owed under the ACA’s risk corridor program. The Company recorded the risk corridor payment as an increase to premium revenue in the year ended December 31, 2020. After considering offsetting items such as the ACA’s minimum MLR rebate requirements and premium taxes, the Company recorded pre-tax income of $307 million and after-tax income of $223 million during the year ended December 31, 2020.

At December 31, 2019, the Company did not record any ACA risk corridor receivables because payment was uncertain.

Advertising Costs

Advertising costs, which are reduced by the portion funded by vendors, are expensed when the related advertising takes place. Net advertising costs, which are included in operating expenses, were $461 million, $396 million and $364 million in 2020, 2019 and 2018, respectively.

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

Measurement of Defined Benefit Pension and Other Postretirement Employee Benefit Plans

The Company sponsors defined benefit pension plans (“pension plans”) and other postretirement employee benefit plans (“OPEB plans”) for its employees and retirees. The Company recognizes the funded status of its pension and OPEB plans on the consolidated balance sheets based on the year-end measurements of plan assets and benefit obligations. When the fair value of plan assets are in excess of the plan benefit obligations, the amounts are reported in other current assets and other assets. When the fair value of plan benefit obligations are in excess of plan assets, the amounts are reported in accrued expenses and other long-term liabilities based on the amount by which the actuarial present value of benefits payable in the next twelve months included in the benefit obligation exceeds the fair value of plan assets. The net periodic benefit cost (income) for the Company’s pension and OPEB plans do not contain a service cost component as these plans have been frozen for an extended period of time. Non-service cost components of pension and postretirement net periodic benefit cost (income) are included in other income in the consolidated statements of operations.

Earnings (Loss) per Common Share

Earnings (loss) per share is computed using the two-class method. The Company calculates basic earnings (loss) per share based on the weighted average number of common shares outstanding for the period. See Note 14 ‘‘Earnings (Loss) Per Share’’ for additional information.

Shares Held in Trust

The Company maintains grantor trusts, which held approximately one million shares of its common stock at both December 31, 2020 and 2019. These shares are designated for use under various employee compensation plans. Since the Company holds these shares, they are excluded from the computation of basic and diluted shares outstanding.

Variable Interest Entities

The Company has investments in (i) a generic pharmaceutical sourcing entity, (ii) certain hedge fund and private equity investments and (iii) certain real estate partnerships that are considered VIEs. The Company does not have a future obligation to fund losses or debts on behalf of these investments; however, it may voluntarily contribute funds. In evaluating whether the Company is the primary beneficiary of a VIE, the Company considers several factors, including whether the Company has (a) the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.

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

Cardinal is required to pay the Company 39 quarterly payments beginning in October 2014. As milestones are met, the quarterly payments increase. The Company received from Cardinal $183 million during each of the years ended December 31, 2020, 2019 and 2018. The payments reduce the Company’s carrying value of inventory and are recognized in cost of products sold when the related inventory is sold. Revenues associated with Red Oak expenses reimbursed by Cardinal for the years ended December 31, 2020, 2019 and 2018, and amounts due to or due from Cardinal at December 31, 2020 and 2019 were immaterial.

Variable Interest Entities - Other Variable Interest Holder
The Company has invested in certain VIEs for which it has determined that it is not the primary beneficiary, consisting of the following:

•Hedge fund and private equity investments - The Company invests in hedge fund and private equity investments in order to generate investment returns for its investment portfolio supporting its insurance businesses.
•Real estate partnerships - The Company invests in various real estate partnerships, including those that construct, own and manage low-income housing developments. For the low income housing development investments, substantially all of the projected benefits to the Company are from tax credits and other tax benefits.

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

The total amount of other variable interest holder VIE assets included in long-term investments on the consolidated balance sheets at December 31, 2020 and 2019 was as follows:

In millions	2020	2019
Hedge fund investments	$342	$271
Private equity investments	547	538
Real estate partnerships	200	212
Total	$1,089	$1,021

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of $56 million, $32 million and $45 million in the years ended December 31, 2020, 2019 and 2018, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services, LLC (“Heartland”). Heartland operates several LTC pharmacies in four states. Heartland paid the Company $77 million, $96 million and $135 million for pharmaceutical inventory purchases during the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, the Company performs certain collection functions for Heartland and then transfers those customer cash collections to Heartland. The Company’s investment in and equity in the earnings of Heartland for all periods presented is immaterial.

During the years ended December 31, 2020 and 2019, the Company made charitable contributions of $50 million and $30 million, respectively, to the CVS Health Foundation, a non-profit entity that focuses on health, education and community involvement programs. The charitable contributions were recorded as operating expenses in the consolidated statements of operations within the Corporate/Other segment for the years ended December 31, 2020 and 2019.

Discontinued Operations

In connection with certain business dispositions completed between 1995 and 1997, the Company retained guarantees on store lease obligations for a number of former subsidiaries, including Linens ‘n Things and Bob’s Stores, each of which subsequently filed for bankruptcy. The Company’s loss from discontinued operations includes lease-related costs that the Company believes it will likely be required to satisfy pursuant to these lease guarantees. See “Lease Guarantees” in Note 16 ‘‘Commitments and Contingencies’’ for additional information.

Below is a summary of the results of discontinued operations for the year ended December 31, 2020.

In millions	2020
Loss from discontinued operations	$(12)
Income tax benefit	3
Loss from discontinued operations, net of tax	$(9)

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

New Accounting Pronouncements Not Yet Adopted

Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this new accounting standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated operating results, cash flows, financial condition or related disclosures.

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

2.Acquisitions and Divestitures

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

Consolidated Results of Operations
The Company’s consolidated operating results for the year ended December 31, 2018, included $5.6 billion of revenues and $146 million of income before income tax provision associated with the operating results of Aetna from the Aetna Acquisition Date to December 31, 2018. During the year ended December 31, 2018, the Company incurred transaction costs of $147 million associated with the Aetna Acquisition that were recorded within operating expenses.

Unaudited Pro Forma Financial Information
The following unaudited pro forma information presents a summary of the Company’s combined operating results for the year ended December 31, 2018 as if the Aetna acquisition and the related financing transactions had occurred on January 1, 2018. The following pro forma financial information is not necessarily indicative of the Company’s operating results as they would have been had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including differences between the assumptions used to prepare the pro forma financial information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

In millions, except per share data	Year Ended December 31, 2018
Total revenues	$243,232
Income from continuing operations	1,152
Basic earnings per share from continuing operations attributable to CVS Health	$0.89
Diluted earnings per share from continuing operations attributable to CVS Health	$0.88

The pro forma results for the year ended December 31, 2018 include adjustments related to the following purchase accounting and acquisition-related items:

•Elimination of intercompany transactions between CVS Health and Aetna;
•Elimination of estimated foregone interest income associated with (i) cash assumed to have been used to partially fund the Aetna Acquisition and (ii) adjusting the amortized cost of Aetna’s investment portfolio to fair value as of the completion of the Aetna Acquisition;
•Elimination of historical intangible asset, deferred acquisition cost and capitalized software amortization expense and addition of amortization expense based on the values of identified intangible assets;
•Additional interest expense from (i) the long-term debt issued to partially fund the Aetna Acquisition and (ii) the amortization of the fair value adjustment to assumed long-term debt.
•Additional depreciation expense related to the adjustment of Aetna’s property and equipment to fair value;
•Adjustments to align CVS Health’s and Aetna’s accounting policies;
•Elimination of transaction related costs; and
•Tax effects of the adjustments noted above.

Divestiture of Workers’ Compensation Business

On July 31, 2020, the Company sold its Workers’ Compensation business for approximately $850 million. The results of this business have historically been reported within the Health Care Benefits segment. The Company recorded a pre-tax gain on the divestiture of $269 million in the year ended December 31, 2020, which is reflected as a reduction in operating expenses in the Company’s consolidated statement of operations within the Health Care Benefits segment.

Divestiture of Brazilian Subsidiary
On July 1, 2019, the Company sold its Brazilian subsidiary, Onofre, for an immaterial amount. Onofre operated 50 retail pharmacy stores, the results of which historically had been reported within the Retail/LTC segment. The Company recorded a pre-tax loss on the divestiture of $205 million in the year ended December 31, 2019, which primarily relates to the elimination of the cumulative translation adjustment from accumulated other comprehensive income and is reflected in operating expenses in the Company’s consolidated statement of operations within the Retail/LTC segment.

Divestiture of RxCrossroads Subsidiary

On January 2, 2018, the Company sold its RxCrossroads subsidiary, the results of which had historically been reported within the Retail/LTC segment, to McKesson Corporation for $725 million. The Company recorded a pre-tax loss on the divestiture of $86 million in the year ended December 31, 2018 which was reflected in operating expenses in the Company’s consolidated statement of operations within the Retail/LTC segment.

3.Investments

Total investments at December 31, 2020 and 2019 were as follows:

	2020			2019
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,774	$18,414	$21,188	$2,251	$14,671	$16,922
Mortgage loans	226	821	1,047	122	1,091	1,213
Other investments	—	1,577	1,577	—	1,552	1,552
Total investments	$3,000	$20,812	$23,812	$2,373	$17,314	$19,687

At December 31, 2020 and 2019, the Company held investments of $524 million and $537 million, respectively, related to the 2012 conversion of an existing group annuity contract from a participating to a non-participating contract. The conversion occurred prior to the Aetna Acquisition. These investments are included in the total investments of large case pensions supporting non-experience-rated products. Although these investments are not accounted for as Separate Accounts assets, they are legally segregated and are not subject to claims that arise out of the Company’s business and only support future policy benefits obligations under that group annuity contract.

Debt Securities

Debt securities available for sale at December 31, 2020 and 2019 were as follows:

In millions	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Debt securities:
U.S. government securities	$2,341	$128	$—	$2,469
States, municipalities and political subdivisions	2,556	172	—	2,728
U.S. corporate securities	7,879	1,023	(8)	8,894
Foreign securities	2,595	324	(1)	2,918
Residential mortgage-backed securities	673	32	—	705
Commercial mortgage-backed securities	962	84	—	1,046
Other asset-backed securities	2,369	36	(2)	2,403
Redeemable preferred securities	21	4	—	25
Total debt securities (2)	$19,396	$1,803	$(11)	$21,188

December 31, 2019
Debt securities:
U.S. government securities	$1,791	$62	$(1)	$1,852
States, municipalities and political subdivisions	2,202	108	(1)	2,309
U.S. corporate securities	7,167	573	(3)	7,737
Foreign securities	2,149	200	(1)	2,348
Residential mortgage-backed securities	508	25	—	533
Commercial mortgage-backed securities	654	46	—	700
Other asset-backed securities	1,397	13	(5)	1,405
Redeemable preferred securities	30	8	—	38
Total debt securities (2)	$15,898	$1,035	$(11)	$16,922
_____________________________________________
(1)Effective January 1, 2020, the Company adopted the available-for-sale debt security impairment model under ASU 2016-13, Financial Instruments -Credit Losses (Topic 326). The new impairment model requires the write down of amortized cost through an allowance for credit losses, rather than through a reduction of the amortized cost basis of the available-for-sale debt security. There was no allowance for credit losses recorded on available-for-sale debt securities at December 31, 2020. As the Company adopted the new available-for-sale debt security impairment model on a prospective basis, there was no allowance for credit losses recorded on available-for-sale debt securities at December 31, 2019.
(2)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At December 31, 2020, debt securities with a fair value of $919 million, gross unrealized capital gains of $135 million and no gross unrealized capital losses and at December 31, 2019, debt securities with a fair value of $965 million, gross unrealized capital gains of $83 million and no gross unrealized capital losses were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The amortized cost and fair value of debt securities at December 31, 2020 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,276	$1,291
One year through five years	6,346	6,698
After five years through ten years	3,748	4,121
Greater than ten years	4,022	4,924
Residential mortgage-backed securities	673	705
Commercial mortgage-backed securities	962	1,046
Other asset-backed securities	2,369	2,403
Total	$19,396	$21,188

Mortgage-Backed and Other Asset-Backed Securities
All of the Company’s residential mortgage-backed securities at December 31, 2020 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government. At December 31, 2020, the Company’s residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 2.4 years.

The Company’s commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States. Significant market observable inputs used to value these securities include loss severity and probability of default. At December 31, 2020, these securities had an average credit quality rating of AAA and a weighted average duration of 6.1 years.

The Company’s other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans). Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default. At December 31, 2020, these securities had an average credit quality rating of AA and a weighted average duration of 1.1 years.

Summarized below are the debt securities the Company held at December 31, 2020 and 2019 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
December 31, 2020
Debt securities:
U.S. government securities	32	$205	$—	—	$—	$—	32	$205	$—
States, municipalities and political subdivisions	49	83	—	—	—	—	49	83	—
U.S. corporate securities	145	155	8	2	—	—	147	155	8
Foreign securities	41	69	1	5	5	—	46	74	1
Residential mortgage-backed securities	23	26	—	3	—	—	26	26	—
Commercial mortgage-backed securities	22	75	—	—	—	—	22	75	—
Other asset-backed securities	156	256	1	49	41	1	205	297	2
Total debt securities	468	$869	$10	59	$46	$1	527	$915	$11

December 31, 2019
Debt securities:
U.S. government securities	52	$168	$1	—	$—	$—	52	$168	$1
States, municipalities and political subdivisions	66	115	1	2	5	—	68	120	1
U.S. corporate securities	181	305	2	2	—	1	183	305	3
Foreign securities	39	75	1	—	—	—	39	75	1
Residential mortgage-backed securities	30	16	—	9	—	—	39	16	—
Commercial mortgage-backed securities	16	49	—	—	—	—	16	49	—
Other asset-backed securities	138	254	1	187	182	4	325	436	5
Total debt securities	522	$982	$6	200	$187	$5	722	$1,169	$11

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. As of December 31, 2020, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at December 31, 2020 were as follows:

	Supporting experience- rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$9	$—	$9	$—
One year through five years	—	—	300	4	300	4
After five years through ten years	4	—	165	4	169	4
Greater than ten years	3	—	36	1	39	1
Residential mortgage-backed securities	—	—	26	—	26	—
Commercial mortgage-backed securities	2	—	73	—	75	—
Other asset-backed securities	5	—	292	2	297	2
Total	$14	$—	$901	$11	$915	$11

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the years ended December 31, 2020 and 2019, the Company had the following activity in its mortgage loan portfolio:

In millions	2020	2019
New mortgage loans	$63	$131
Mortgage loans fully repaid	187	234
Mortgage loans foreclosed	—	—

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

Based upon the Company’s assessments at December 31, 2020 and 2019, the amortized cost basis of the Company’s mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2020	2019	2018	2017	2016	Prior	Total
December 31, 2020
1	$—	$—	$—	$22	$—	$37	$59
2 to 4	46	96	91	124	101	494	952
5 and 6	—	—	3	4	—	29	36
7	—	—	—	—	—	—	—
Total	$46	$96	$94	$150	$101	$560	$1,047

December 31, 2019
1		$—	$—	$15	$—	$43	$58
2 to 4		93	93	206	140	611	1,143
5 and 6		—	—	—	—	12	12
7		—	—	—	—	—	—
Total		$93	$93	$221	$140	$666	$1,213

At December 31, 2020 scheduled mortgage loan principal repayments were as follows:

In millions
2021	$226
2022	147
2023	121
2024	172
2025	93
Thereafter	288
Total	$1,047

Net Investment Income

Sources of net investment income for the years ended December 31, 2020, 2019 and 2018 were as follows:

In millions	2020	2019	2018
Debt securities	$598	$589	$61
Mortgage loans	60	71	6
Other investments	123	194	593
Gross investment income	781	854	660
Investment expenses	(35)	(42)	(3)
Net investment income (excluding net realized capital gains or losses)	746	812	657
Net realized capital gains (1)	52	199	3
Net investment income (2)	$798	$1,011	$660
_____________________________________________
(1)Net realized capital gains are net of yield-related impairment losses on debt securities of $49 million for the year ended December 31, 2020. There were no credit-related losses on debt securities in the year ended December 31, 2020. Net realized capital gains are net of other-than-temporary impairment (“OTTI”) losses on debt securities of $24 million for the year ended December 31, 2019. There were no material OTTI losses on debt securities for the year ended December 31, 2018.
(2)Net investment income includes $42 million, $44 million and $4 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to investments supporting experience-rated products.

Capital gains and losses recognized during the year ended December 31, 2020 related to investments in equity securities held as of December 31, 2020 were not material.

Excluding amounts related to experience-rated products, proceeds from the sale of available for sale debt securities and the related gross realized capital gains and losses in the years ended December 31, 2020, 2019 and subsequent to the Aetna Acquisition Date in 2018 were as follows:

In millions	2020	2019	2018
Proceeds from sales	$3,913	$4,773	$389
Gross realized capital gains	80	146	2
Gross realized capital losses	62	17	2

4.Fair Value

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

The fair values of the Company’s Level 2 debt securities are obtained using models, such as matrix pricing, which use quoted market prices of debt securities with similar characteristics or discounted cash flows to estimate fair value. The Company reviews these prices to ensure they are based on observable market inputs that include quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable that are not prices (such as interest rates and credit risks). The Company also reviews the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, the Company selects a sample of its Level 2 debt securities’ prices and compares them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, the Company’s internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. The Company obtained one price for each of its Level 2 debt securities and did not adjust any of those prices at December 31, 2020 or 2019.

The Company also values certain debt securities using Level 3 inputs. For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally. Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows. The Company did not have any broker quoted debt securities for the years ended December 31, 2020 and 2019. For some private placement securities, the Company’s internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds. Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

Equity Securities – The Company currently has two classifications of equity securities: those that are publicly traded and those that are privately placed. Publicly-traded equity securities are classified in Level 1 because quoted prices are available for these securities in an active market. For privately placed equity securities, there is no active market; therefore, these securities are classified in Level 3 because the Company prices these securities through an internal analysis of each investment’s financial statements and cash flow projections. Significant unobservable inputs consist of earnings and revenue multiples, discount for lack of marketability and comparability adjustments. An increase or decrease in any of these unobservable inputs would have resulted in a change in the fair value measurement.

There were no financial liabilities measured at fair value on a recurring basis on the consolidated balance sheets at December 31, 2020 or 2019. Financial assets measured at fair value on a recurring basis on the consolidated balance sheets at December 31, 2020 and 2019 were as follows:

In millions	Level 1	Level 2	Level 3	Total
December 31, 2020
Cash and cash equivalents	$4,210	$3,869	$—	$8,079
Debt securities:
U.S. government securities	2,370	99	—	2,469
States, municipalities and political subdivisions	—	2,727	1	2,728
U.S. corporate securities	—	8,842	52	8,894
Foreign securities	—	2,918	—	2,918
Residential mortgage-backed securities	—	705	—	705
Commercial mortgage-backed securities	—	1,046	—	1,046
Other asset-backed securities	—	2,403	—	2,403
Redeemable preferred securities	—	24	1	25
Total debt securities	2,370	18,764	54	21,188
Equity securities	17	—	30	47
Total	$6,597	$22,633	$84	$29,314

December 31, 2019
Cash and cash equivalents	$3,397	$2,286	$—	$5,683
Debt securities:
U.S. government securities	1,785	67	—	1,852
States, municipalities and political subdivisions	—	2,309	—	2,309
U.S. corporate securities	—	7,700	37	7,737
Foreign securities	—	2,348	—	2,348
Residential mortgage-backed securities	—	533	—	533
Commercial mortgage-backed securities	—	700	—	700
Other asset-backed securities	—	1,405	—	1,405
Redeemable preferred securities	—	26	12	38
Total debt securities	1,785	15,088	49	16,922
Equity securities	34	—	39	73
Total	$5,216	$17,374	$88	$22,678

The changes in the balances of Level 3 financial assets during the year ended December 31, 2020 were as follows:

In millions	States, municipalities and political subdivisions	U.S. corporate securities	Equity securities	Redeemable preferred securities	Total
Beginning balance	$—	$37	$39	$12	$88
Net realized and unrealized capital gains (losses):
Included in earnings	—	(11)	(3)	18	4
Included in other comprehensive income	—	—	—	(5)	(5)
Purchases	—	27	3	—	30
Sales	—	—	(9)	(24)	(33)
Settlements	—	(1)	—	—	(1)
Transfers into Level 3, net	1	—	—	—	1
Ending balance	$1	$52	$30	$1	$84

The change in unrealized capital losses included in other comprehensive income associated with Level 3 financial assets which were held as of December 31, 2020 was $4 million during the year ended December 31, 2020.

The changes in the balances of Level 3 financial assets during the year ended December 31, 2019 were as follows:

In millions	Foreign securities	U.S. corporate securities	Equity securities	Redeemable preferred securities	Total
Beginning balance	$3	$67	$54	$7	$131
Net realized and unrealized capital gains (losses):
Included in earnings	—	(33)	13	—	(20)
Included in other comprehensive income	—	18	—	5	23
Purchases	2	3	13	—	18
Sales	—	(6)	(41)	—	(47)
Settlements	(1)	(12)	—	—	(13)
Transfers out of Level 3, net	(4)	—	—	—	(4)
Ending balance	$—	$37	$39	$12	$88

The total gross transfers into (out of) Level 3 during the years ended December 31, 2020 and 2019 were as follows:

In millions	2020	2019
Gross transfers into Level 3	$1	$—
Gross transfers out of Level 3	—	(4)
Net transfers out of Level 3	$1	$(4)

Financial Instruments Not Measured at Fair Value on the Consolidated Balance Sheets

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the consolidated balance sheets at adjusted cost or contract value at December 31, 2020 and 2019 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
December 31, 2020
Assets:
Mortgage loans	$1,047	$—	$—	$1,070	$1,070
Equity securities (1)	145	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	322	—	—	371	371
Long-term debt	64,647	75,940	—	—	75,940

December 31, 2019
Assets:
Mortgage loans	$1,213	$—	$—	$1,239	$1,239
Equity securities (1)	149	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	372	—	—	392	392
Long-term debt	68,480	74,306	—	—	74,306
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

Separate Accounts financial assets at December 31, 2020 and 2019 were as follows:

	December 31, 2020				December 31, 2019
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2	$186	$—	$188	$2	$143	$—	$145
Debt securities	1,465	2,634	—	4,099	1,224	2,589	—	3,813
Equity securities	—	2	—	2	—	2	—	2
Common/collective trusts	—	563	—	563	—	499	—	499
Total (1)	$1,467	$3,385	$—	$4,852	$1,226	$3,233	$—	$4,459
_____________________________________________
(1)Excludes $29 million of other receivables at December 31, 2020.

During the years ended December 31, 2020 and 2019, the Company had no gross transfers of Separate Accounts financial assets into or out of Level 3.

Offsetting Financial Assets and Liabilities

Certain financial assets and liabilities are offset in the Company’s consolidated balance sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets subject to offsetting and enforceable master netting arrangements were $2 million as of December 31, 2020. Financial liabilities subject to offsetting and enforceable master netting arrangements were $3 million as of December 31, 2019.

5.Goodwill and Other Intangibles

Goodwill

Below is a summary of the changes in the carrying amount of goodwill by segment for the years ended December 31, 2020 and 2019:

In millions	Pharmacy Services	Retail/ LTC	Health Care Benefits	Total
Balance at December 31, 2018	$23,388	$10,806	$44,484	$78,678
Segment realignment	194	—	(194)	—
Purchase accounting adjustments	—	—	1,071	1,071
Other	(1)	1	—	—
Balance at December 31, 2019	23,581	10,807	45,361	79,749
Acquisitions	34	—	274	308
Divestiture of Workers’ Compensation business	—	—	(505)	(505)
Balance at December 31, 2020	$23,615	$10,807	$45,130	$79,552

During the year ended December 31, 2020, the decrease in the carrying amount of goodwill was primarily driven by the divestiture of the Workers’ Compensation business, partially offset by goodwill associated with immaterial acquisitions. During the year ended December 31, 2019, the increase in the carrying amount of goodwill was primarily driven by purchase accounting adjustments associated with the Aetna Acquisition. See Note 2 ‘‘Acquisitions and Divestitures’’ for further discussion regarding the Workers’ Compensation business divestiture and the Aetna Acquisition.

During 2019, the Company also realigned the composition of its segments to correspond with changes to its operating model and to reflect how the Chief Operating Decision Maker (the “CODM”) reviews information and manages the business. As a result of this realignment, the Company reallocated the associated goodwill balance to the Pharmacy Services and Health Care Benefits segments based on a relative fair value approach.

Goodwill Impairment
During the third quarter of both 2020 and 2019, the Company performed its required annual impairment tests of goodwill. The results of these impairment tests indicated that there was no impairment of goodwill. At both December 31, 2020 and 2019, cumulative goodwill impairments were $6.1 billion.

The LTC reporting unit has experienced industry-wide challenges that have impacted management’s ability to grow the business at the rate that was originally estimated when the Company acquired Omnicare, Inc. (“Omnicare”) in 2015. Those challenges include lower client retention rates, lower occupancy rates in skilled nursing facilities, the deteriorating financial health of numerous skilled nursing facility customers which resulted in a number of customer bankruptcies in 2018, and continued facility reimbursement pressures.

Following the update of its current and long-term forecasts in June 2018, management determined that there were indicators that the LTC reporting unit’s goodwill may be impaired and, accordingly, management performed an interim goodwill impairment test as of June 30, 2018. The results of that interim impairment test showed that the fair value of the LTC reporting unit was lower than the carrying value, resulting in a $3.9 billion pre-tax goodwill impairment charge in the second quarter of 2018.

During the third quarter of 2018, the Company performed its required annual impairment tests of goodwill and concluded there was no impairment of goodwill or trade names.

During the fourth quarter of 2018, the LTC reporting unit missed its forecast primarily due to operational issues and customer liquidity issues, including one significant customer bankruptcy. Additionally, LTC management submitted updated projected financial results which showed significant additional deterioration primarily due to continued industry and operational challenges including lower occupancy rates in skilled nursing facilities, significant deterioration in the financial health of numerous skilled nursing facility customers and continued facility reimbursement pressures. Based on these updated projections, management determined that there were indicators that the LTC reporting unit’s goodwill may be further impaired and, accordingly, management performed an interim goodwill impairment test during the fourth quarter of 2018. The results of that interim impairment test showed that the fair value of the LTC reporting unit was lower than the carrying value, resulting in an additional $2.2 billion pre-tax goodwill impairment charge in the fourth quarter of 2018.

As of December 31, 2020, the remaining goodwill balance in the LTC reporting unit was $431 million.
Intangible Assets

The following table is a summary of the Company’s intangible assets as of December 31, 2020 and 2019:

In millions, except weighted average life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (years)
2020
Trademarks (indefinite-lived)	$10,498	$—	$10,498	N/A
Customer contracts/relationships and covenants not to compete	24,952	(8,923)	16,029	14.9
Technology	1,060	(739)	321	3.0
Provider networks	4,203	(440)	3,763	20.0
Value of Business Acquired	590	(119)	471	20.0
Other	320	(260)	60	7.7
Total	$41,623	$(10,481)	$31,142	15.2

2019
Trademarks (indefinite-lived)	$10,498	$—	$10,498	N/A
Customer contracts/relationships and covenants not to compete	25,447	(8,128)	17,319	14.8
Technology	1,060	(386)	674	3.0
Provider networks	4,200	(229)	3,971	20.0
Value of Business Acquired	590	(63)	527	20.0
Other	364	(232)	132	8.1
Total	$42,159	$(9,038)	$33,121	15.1

Amortization expense for intangible assets totaled $2.3 billion, $2.4 billion and $1.0 billion for the years ended December 31, 2020, 2019 and 2018, respectively. The projected annual amortization expense for the Company’s intangible assets for the next five years is as follows:

In millions
2021	$2,249
2022	1,842
2023	1,812
2024	1,770
2025	1,718

6.Leases

The Company adopted ASU 2016-02, Leases (Topic 842) (“ASC 842”) on January 1, 2019 on a modified retrospective basis. As a result, the Company’s lease disclosures as of and for the years ended December 31, 2020 and 2019 are reported under ASC 842. Comparative financial information for the year ended December 31, 2018 has not been restated and continues to be reported under ASC 840, the lease accounting standard in effect for that period.

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

The following table is a summary of the components of net lease cost for the years ended December 31, 2020 and 2019:

In millions	2020	2019
Operating lease cost	$2,670	$2,720
Finance lease cost:
Amortization of right-of-use assets	56	38
Interest on lease liabilities	58	44
Total finance lease costs	114	82
Short-term lease costs	22	24
Variable lease costs	599	581
Less: sublease income	55	50
Net lease cost	$3,350	$3,357

Supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019 is as follows:

In millions	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,724	$2,701
Operating cash flows paid for interest portion of finance leases	58	44
Financing cash flows paid for principal portion of finance leases	34	26
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,679	1,824
Finance leases	313	283

Supplemental balance sheet information related to leases as of December 31, 2020 and 2019 is as follows:

In millions, except remaining lease term and discount rate	2020	2019
Operating leases:
Operating lease right-of-use assets	$20,729	$20,860

Current portion of operating lease liabilities	$1,638	$1,596
Long-term operating lease liabilities	18,757	18,926
Total operating lease liabilities	$20,395	$20,522

Finance leases:
Property and equipment, gross	$1,107	$790
Accumulated depreciation	(106)	(38)
Property and equipment, net	$1,001	$752

Current portion of long-term debt	$33	$27
Long-term debt	1,050	781
Total finance lease liabilities	$1,083	$808

Weighted average remaining lease term (in years)
Operating leases	13.3	13.8
Finance leases	20.3	20.5

Weighted average discount rate
Operating leases	4.5%	4.6%
Finance leases	5.6%	6.7%

The following table summarizes the maturity of lease liabilities under finance and operating leases as of December 31, 2020:

In millions	Finance Leases	Operating Leases (1)	Total
2021	$100	$2,688	$2,788
2022	98	2,583	2,681
2023	96	2,496	2,592
2024	95	2,269	2,364
2025	95	2,089	2,184
Thereafter	1,328	15,017	16,345
Total lease payments (2)	1,812	27,142	28,954
Less: imputed interest	(729)	(6,747)	(7,476)
Total lease liabilities	$1,083	$20,395	$21,478
_____________________________________________
(1)Future operating lease payments have not been reduced by minimum sublease rentals of $306 million due in the future under noncancelable subleases.
(2)The Company leases pharmacy and clinic space from Target Corporation. Amounts related to such finance and operating leases are reflected above. Pharmacy lease amounts due in excess of the remaining estimated economic life of the buildings of approximately $2.3 billion are not reflected in this table since the estimated economic life of the buildings is shorter than the contractual term of the pharmacy lease arrangement.

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

The Company does not have any retained or contingent interests in the stores and does not provide any guarantees, other than a guarantee of lease payments, in connection with the sale-leaseback transactions. Proceeds from sale-leaseback transactions totaled $101 million and $5 million in the years ended December 31, 2020 and 2019, respectively. Gains from sale-leaseback transactions totaled $3 million in the year ended December 31, 2020. There were no material gains from sale-leaseback transactions in the year ended December 31, 2019.

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

Comparative Disclosure Prior to the Adoption of the New Lease Accounting Standard (ASU 2016-02)

The following table is a summary of the Company’s net rental expense for operating leases for the year ended December 31, 2018:

In millions	2018
Minimum rentals	$2,528
Contingent rentals	28
Rental expense	2,556
Less: sublease income	(21)
Total rental expense, net	$2,535

7.Health Care Costs Payable

The following is information about incurred and cumulative paid health care claims development as of December 31, 2020, net of reinsurance, and the total IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. See Note 1 ‘‘Significant Accounting Policies’’ for information on how the Company estimates IBNR reserves and health care costs payable as well as changes to those methodologies, if any. The Company’s estimate of IBNR liabilities is primarily based on trend and completion factors. Claim frequency is not used in the calculation of the Company’s liability. In addition, it is impracticable to disclose claim frequency information for health care claims due to the Company’s inability to gather consistent claim frequency information across its multiple claims processing systems. Any claim frequency count disclosure would not be comparable across the Company’s different claim processing systems and would not be consistent from period to period based on the volume of claims processed through each system. As a result, health care claim count frequency is not included in the disclosures below.

The information about incurred and paid health care claims development for the year ended December 31, 2019 is presented as required unaudited supplemental information.

In millions	Incurred Health Care Claims, Net of Reinsurance For the Years Ended December 31,
Date of Service	2019	2020
	(Unaudited)
2019	$51,426	$51,056
2020		54,529
	Total	$105,585

In millions	Cumulative Paid Health Care Claims, Net of Reinsurance For the Years Ended December 31,
Date of Service	2019	2020
	(Unaudited)
2019	$44,987	$50,394
2020		47,567
	Total	$97,961
All outstanding liabilities for health care costs payable prior to 2019, net of reinsurance		144
Total outstanding liabilities for health care costs payable, net of reinsurance		$7,768

At December 31, 2020, the Company’s liabilities for IBNR plus expected development on reported claims totaled approximately $6.1 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims at December 31, 2020 related to the current calendar year.

The reconciliation of the December 31, 2020 health care net incurred and paid claims development tables to the health care costs payable liability on the consolidated balance sheet is as follows:

In millions	December 31, 2020
Short-duration health care costs payable, net of reinsurance	$7,768
Reinsurance recoverables	10
Premium deficiency reserve	11
Insurance lines other than short duration	147
Total health care costs payable	$7,936

Prior to the Aetna Acquisition on November 28, 2018, the Company’s health care costs payable balance was immaterial and related to unpaid pharmacy claims for its SilverScript PDP. The following table shows the components of the change in health care costs payable during the years ended December 31, 2020, 2019 and 2018:

In millions	2020	2019	2018
Health care costs payable, beginning of period	$6,879	$6,147	$5
Less: Reinsurance recoverables	5	4	—
Health care costs payable, beginning of period, net	6,874	6,143	5
Acquisitions, net	414	—	5,357
Reclassification from pharmacy claims and discounts payable (1)	—	—	776
Add: Components of incurred health care costs
Current year	55,835	52,723	6,594
Prior years	(429)	(524)	(42)
Total incurred health care costs (2)	55,406	52,199	6,552
Less: Claims paid
Current year	48,770	46,158	6,303
Prior years	6,009	5,314	260
Total claims paid	54,779	51,472	6,563
Add: Premium deficiency reserve	11	4	16
Health care costs payable, end of period, net	7,926	6,874	6,143
Add: Reinsurance recoverables	10	5	4
Health care costs payable, end of period	$7,936	$6,879	$6,147
_____________________________________________
(1)As of the Aetna Acquisition Date, the Company reclassified $776 million of the Pharmacy Services segment’s unpaid retail pharmacy claims to third parties from pharmacy claims and discounts payable to health care costs payable as the third party liability was incurred to support the Health Care Benefits segment’s insured members.
(2)Total incurred health care costs for the years ended December 31, 2020, 2019 and 2018 in the table above exclude (i) $11 million, $4 million and $16 million, respectively, for a premium deficiency reserve related to the Company’s Medicaid products, (ii) $41 million, $41 million and $4 million, respectively, of benefit costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the consolidated balance sheets and (iii) $221 million, $285 million and $22 million, respectively, of benefit costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the consolidated balance sheets.

The Company’s estimates of prior years’ health care costs payable decreased by $429 million and $524 million in 2020 and 2019, respectively, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year. This development does not directly correspond to an increase in the Company’s operating results as these reductions were offset by estimated current period health care costs when the Company established the estimate of the current year health care costs payable.

8.Borrowings and Credit Agreements
The following table is a summary of the Company’s borrowings as of December 31, 2020 and 2019:

In millions	2020	2019
Long-term debt
3.125% senior notes due March 2020	$—	$723
Floating rate notes due March 2020 (2.515% at December 31, 2019)	—	277
2.8% senior notes due July 2020	—	2,750
3.35% senior notes due March 2021	2,038	2,038
Floating rate notes due March 2021 (0.950% and 2.605% at December 31, 2020 and 2019, respectively)	1,000	1,000
4.125% senior notes due May 2021	222	222
2.125% senior notes due June 2021	1,750	1,750
4.125% senior notes due June 2021	203	203
5.45% senior notes due June 2021	187	187
3.5% senior notes due July 2022	1,500	1,500
2.75% senior notes due November 2022	1,000	1,000
2.75% senior notes due December 2022	1,250	1,250
4.75% senior notes due December 2022	399	399
3.7% senior notes due March 2023	2,336	6,000
2.8% senior notes due June 2023	1,300	1,300
4% senior notes due December 2023	414	1,250
3.375% senior notes due August 2024	650	650
2.625% senior notes due August 2024	1,000	1,000
3.5% senior notes due November 2024	750	750
5% senior notes due December 2024	299	299
4.1% senior notes due March 2025	950	5,000
3.875% senior notes due July 2025	2,828	2,828
2.875% senior notes due June 2026	1,750	1,750
3% senior notes due August 2026	750	750
3.625% senior notes due April 2027	750	—
6.25% senior notes due June 2027	372	372
1.3% senior notes due August 2027	2,250	—
4.3% senior notes due March 2028	7,050	9,000
3.25% senior notes due August 2029	1,750	1,750
3.75% senior notes due April 2030	1,500	—
1.75% senior notes due August 2030	1,250	—
1.875% senior notes due February 2031	1,250	—
4.875% senior notes due July 2035	652	652
6.625% senior notes due June 2036	771	771
6.75% senior notes due December 2037	533	533
4.78% senior notes due March 2038	5,000	5,000
6.125% senior notes due September 2039	447	447
4.125% senior notes due April 2040	1,000	—
2.7% senior notes due August 2040	1,250	—
5.75% senior notes due May 2041	133	133
4.5% senior notes due May 2042	500	500
4.125% senior notes due November 2042	500	500
5.3% senior notes due December 2043	750	750
4.75% senior notes due March 2044	375	375
5.125% senior notes due July 2045	3,500	3,500
3.875% senior notes due August 2047	1,000	1,000
5.05% senior notes due March 2048	8,000	8,000
4.25% senior notes due April 2050	750	—
Finance lease liabilities	1,083	808
Other	326	279
Total debt principal	65,318	69,246
Debt premiums	238	262
Debt discounts and deferred financing costs	(909)	(1,028)
	64,647	68,480
Less:
Current portion of long-term debt	(5,440)	(3,781)
Long-term debt	$59,207	$64,699

The following is a summary of the Company’s required repayments of debt principal due during each of the next five years and thereafter, as of December 31, 2020:

In millions
2021	$5,405
2022	4,154
2023	4,055
2024	2,706
2025	3,785
Thereafter	44,130
Total	64,235
Finance lease liabilities (1)	1,083
Total debt principal	$65,318
_____________________________________________
(1)See Note 6 ‘‘Leases’’ for a summary of maturities of the Company’s finance lease liabilities.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of December 31, 2020 or 2019. In connection with its commercial paper program, the Company maintains a $1.0 billion 364-day unsecured back-up revolving credit facility, which expires on May 12, 2021, a $1.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 18, 2022, a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 17, 2023 and a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2024. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of December 31, 2020 and 2019, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston (“FHLBB”)
Since the Aetna Acquisition Date, a subsidiary of the Company is a member of the FHLBB. As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of December 31, 2020 was approximately $925 million. At both December 31, 2020 and 2019, there were no outstanding advances from the FHLBB.

Long-term Borrowings

2020 Notes
On December 16, 2020, the Company issued $750 million aggregate principal amount of 1.3% unsecured senior notes due August 21, 2027 and $1.25 billion aggregate principal amount of 1.875% unsecured senior notes due February 28, 2031 for total proceeds of approximately $1.99 billion, net of discounts and underwriting fees. The $750 million aggregate principal amount of 1.3% unsecured senior notes represent a further issuance of the Company’s 1.3% unsecured senior notes due August 21, 2027 initially issued in an aggregate principal amount of $1.5 billion on August 21, 2020.

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

The net proceeds of these offerings were used for general corporate purposes, which may include working capital, capital expenditures, as well as the repurchase and/or repayment of indebtedness.

During March 2020, the Company entered into several interest rate swap transactions to manage interest rate risk. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in interest rates related to the anticipated issuance of the March 2020 Notes. In connection with the issuance of the March 2020 Notes, the Company terminated all outstanding cash flow hedges. The Company paid a net amount of $7 million to the hedge counterparties upon termination, which was recorded as a loss, net of tax, of $5 million in accumulated other comprehensive income and will be reclassified as interest expense over the life of the March 2020 Notes. See Note 13 ‘‘Other Comprehensive Income’’ for additional information.

2019 Notes
On August 15, 2019, the Company issued $1.0 billion aggregate principal amount of 2.625% unsecured senior notes due August 15, 2024, $750 million aggregate principal amount of 3% unsecured senior notes due August 15, 2026 and $1.75 billion aggregate principal amount of 3.25% unsecured senior notes due August 15, 2029 (collectively, the “2019 Notes”) for total proceeds of approximately $3.46 billion, net of discounts and underwriting fees. The net proceeds of the 2019 Notes were used to repay certain of the Company’s outstanding debt.

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

Early Extinguishments of Debt
In December 2020, the Company purchased $4.5 billion of its outstanding senior notes through cash tender offers. The senior notes purchased included the following: $113 million of its 4.0% senior notes due 2023, $1.4 billion of its 3.7% senior notes due 2023, $1.0 billion of its 4.1% senior notes due 2025 and $2.0 billion of its 4.3% senior notes due 2028. In connection with the purchase of such senior notes, the Company paid a premium of $619 million in excess of the aggregate principal amount of the senior notes that were purchased, wrote-off $45 million of unamortized deferred financing costs and incurred $10 million in fees, for a total loss on early extinguishment of debt of $674 million.

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

Debt Covenants

The Company’s back-up revolving credit facilities, unsecured senior notes and unsecured floating rate notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of December 31, 2020, the Company was in compliance with all of its debt covenants.

9.Pension Plans and Other Postretirement Benefits

Defined Contribution Plans

As of December 31, 2020, the Company sponsors several active 401(k) savings plans that cover all employees who meet plan eligibility requirements.

The Company makes matching contributions consistent with the provisions of the respective plans. At the participant’s option, account balances, including the Company’s matching contribution, can be invested among various investment options under each plan. The CVS Health Future Fund 401(k) Plan offers the Company’s common stock fund as an investment option. The Company also maintains nonqualified, unfunded deferred compensation plans for certain key employees. The plans provide participants the opportunity to defer portions of their eligible compensation and for certain nonqualified plans, participants receive matching contributions equivalent to what they could have received under the CVS Health Future Fund 401(k) Plan absent certain restrictions and limitations under the Internal Revenue Code. The Company’s contributions under its defined contribution plans were $520 million, $550 million and $334 million in the years ended December 31, 2020, 2019 and 2018, respectively. The Company’s contributions for the years ended December 31, 2019 and 2018 include contributions to the Aetna 401(k) Plan subsequent to the Aetna Acquisition Date. On January 1, 2020, the Aetna 401(k) Plan was merged into the CVS Health Future Fund 401(k) Plan.

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

Pension Benefit Obligation and Plan Assets
The following tables outline the change in pension benefit obligation and plan assets over the specified periods:

In millions	2020	2019
Change in benefit obligation:
Benefit obligation, beginning of year	$6,239	$5,841
Interest cost	168	225
Actuarial loss	413	530
Benefit payments	(358)	(357)
Benefit obligation, end of year	6,462	6,239

Change in plan assets:
Fair value of plan assets, beginning of year	6,395	5,663
Actual return on plan assets	783	1,064
Employer contributions	25	25
Benefit payments	(358)	(357)
Fair value of plan assets, end of year	6,845	6,395

Funded status	$383	$156

The change in the pension benefit obligation during the years ended December 31, 2020 and 2019 was primarily driven by the change in the discount rate during each respective period.

The assets (liabilities) recognized on the consolidated balance sheets at December 31, 2020 and 2019 for the pension plans consisted of the following:

In millions	2020	2019
Non-current assets reflected in other assets	$744	$494
Current liabilities reflected in accrued expenses	(76)	(25)
Non-current liabilities reflected in other long-term liabilities	(285)	(313)
Net assets	$383	$156

Net Periodic Benefit Cost (Income)
The components of net periodic benefit cost (income) for the years ended December 31, 2020, 2019 and 2018 are shown below:

In millions	2020	2019	2018
Components of net periodic benefit cost (income):
Interest cost	$168	$225	$25
Expected return on plan assets	(388)	(357)	(33)
Amortization of net actuarial loss	2	1	2
Net periodic benefit cost (income)	$(218)	$(131)	$(6)

Pension Plan Assumptions
The Company uses a series of actuarial assumptions to determine its benefit obligation and net periodic benefit cost (income), the most significant of which include discount rates and expected return on plan assets assumptions.

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

Expected Return on Plan Assets - The expected long-term rate of return on plan assets is determined by using the plan’s target allocation and return expectations based on many factors including forecasted long-term capital market real returns and the inflationary outlook on a plan by plan basis. See “Pension Plan Assets” below for additional details regarding the pension plan assets as of December 31, 2020 and 2019.

The Company also considers other assumptions including mortality, interest crediting rate, termination and retirement rates and cost of living adjustments.

The Company determined its benefit obligation based on the following weighted average assumptions as of December 31, 2020 and 2019:

	2020	2019
Discount rate	2.5%	3.2%

The Company determined its net periodic benefit cost (income) based on the following weighted average assumptions for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Discount rate	2.9%	4.0%	4.0%
Expected long-term rate of return on plan assets	6.3%	6.5%	6.6%

Pension Plan Assets
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

Pension plan assets with changes in fair value measured on a recurring basis at December 31, 2020 were as follows:

In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$118	$81	$—	$199
Debt securities:
U.S. government securities	575	36	—	611
States, municipalities and political subdivisions	—	170	—	170
U.S. corporate securities	—	2,006	—	2,006
Foreign securities	—	167	—	167
Residential mortgage-backed securities	—	287	—	287
Commercial mortgage-backed securities	—	83	—	83
Other asset-backed securities	—	133	—	133
Redeemable preferred securities	—	5	—	5
Total debt securities	575	2,887	—	3,462
Equity securities:
U.S. domestic	1,046	—	—	1,046
International	537	—	—	537
Domestic real estate	15	—	—	15
Total equity securities	1,598	—	—	1,598
Other investments:
Real estate	—	—	343	343
Common/collective trusts (1)	—	266	—	266
Derivatives	—	(3)	—	(3)
Total other investments	—	263	343	606
Total pension investments (2)	$2,291	$3,231	$343	$5,865
_____________________________________________
(1)The assets in the underlying funds of common/collective trusts consist of $84 million of equity securities and $182 million of debt securities.
(2)Excludes $142 million of other receivables as well as $624 million of private equity limited partnership investments and $214 million of hedge fund limited partnership investments as these amounts are measured at NAV per share or an equivalent and are not subject to leveling within the fair value hierarchy.

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
_____________________________________________
(1)The assets in the underlying funds of common/collective trusts consist of $137 million of equity securities and $151 million of debt securities.
(2)Excludes $540 million of private equity limited partnership investments and $184 million of hedge fund limited partnership investments as these amounts are measured at NAV per share or an equivalent and are not subject to leveling within the fair value hierarchy.

The changes in the balance of Level 3 pension plan assets during 2020 were as follows:

	2020
In millions	Real estate	U.S. corporate securities	Total
Beginning balance	$353	$1	$354
Actual return on plan assets	(2)	—	(2)
Purchases, sales and settlements	(8)	—	(8)
Transfers out of Level 3	—	(1)	(1)
Ending balance	$343	$—	$343

The changes in the balance of Level 3 pension plan assets during 2019 were as follows:

	2019
In millions	Real estate	U.S. corporate securities	Total
Beginning balance	$425	$5	$430
Actual return on plan assets	5	—	5
Purchases, sales and settlements	(77)	(5)	(82)
Transfers into Level 3	—	1	1
Ending balance	$353	$1	$354

The Company’s pension plan invests in a diversified mix of assets designed to generate returns that will enable the plan to meet its future benefit obligations. The risk of unexpected investment and actuarial outcomes is regularly evaluated. This evaluation is performed through forecasting and assessing ranges of investment outcomes over short- and long-term horizons and by assessing the pension plan’s liability characteristics. Complementary investment styles and strategies are utilized by professional investment management firms to further improve portfolio and operational risk characteristics. Public and private equity investments are used primarily to increase overall plan returns. Real estate investments are viewed favorably for their diversification benefits and above-average dividend generation. Fixed income investments provide diversification benefits and liability hedging attributes that are desirable, especially in falling interest rate environments.

At December 31, 2020, target investment allocations for the Company’s pension plan were: 20% in equity securities, 68% in fixed income and debt securities, 6% in real estate, 3% in private equity limited partnerships and 3% in hedge funds. Actual asset allocations may differ from target allocations due to tactical decisions to overweight or underweight certain assets or as a result of normal fluctuations in asset values. Asset allocations are consistent with stated investment policies and, as a general rule, periodically rebalanced back to target asset allocations. Asset allocations and investment performance are formally reviewed periodically throughout the year by the pension plan’s Investment Subcommittee. Forecasting of asset and liability growth is performed at least annually.

Cash Flows
The Company generally contributes to its tax-qualified pension plan based on minimum funding requirements determined under applicable federal laws and regulations. Employer contributions related to the nonqualified supplemental pension plans generally represent payments to retirees for current benefits. The Company contributed $25 million, $25 million and $12 million to its pension plans during 2020, 2019 and 2018, respectively. No contributions are required for the tax-qualified pension plan in 2021. The Company expects to make an immaterial amount of contributions for all other pension plans in 2021. The Company estimates the following future benefit payments, which are calculated using the same actuarial assumptions used to measure the pension benefit obligation as of December 31, 2020:

In millions
2021	$423
2022	376
2023	375
2024	375
2025	375
2026-2030	1,807

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

None of the multiemployer pension plans in which the Company participates are individually significant to the Company. The Company’s contributions to multiemployer pension plans were $19 million, $18 million and $18 million in 2020, 2019 and 2018, respectively.

Other Postretirement Benefits

The Company provides postretirement health care and life insurance benefits to certain retirees who meet eligibility requirements. During 2018, the Company acquired additional OPEB plans in connection with the Aetna Acquisition. The Company’s funding policy is generally to pay covered expenses as they are incurred. For retiree medical plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates. As of December 31, 2020 and 2019, the Company’s other postretirement benefits had an accumulated postretirement benefit obligation of $226 million and $246 million, respectively. Net periodic benefit costs related to these other postretirement benefits were $12 million, $7 million and $2 million in 2020, 2019 and 2018, respectively.

The Company estimates the following future benefit payments, which are calculated using the same actuarial assumptions used to measure the accumulated other postretirement benefit obligation as of December 31, 2020:

In millions
2021	$13
2022	13
2023	13
2024	13
2025	13
2026-2030	61

Pursuant to various collective bargaining agreements, the Company also contributes to multiemployer health and welfare plans that cover certain union-represented employees. The plans provide postretirement health care and life insurance benefits to certain employees who meet eligibility requirements. The Company’s contributions to multiemployer health and welfare plans totaled $54 million, $57 million and $58 million in 2020, 2019 and 2018, respectively.

10.Income Taxes

The income tax provision for continuing operations consisted of the following for the years ended December 31, 2020, 2019 and 2018:

In millions	2020	2019	2018
Current:
Federal	$2,615	$2,450	$1,480
State	518	565	499
	3,133	3,015	1,979
Deferred:
Federal	(450)	(535)	22
State	(114)	(114)	1
	(564)	(649)	23
Total	$2,569	$2,366	$2,002

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

The following table is a reconciliation of the statutory income tax rate to the Company’s effective income tax rate for continuing operations for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.2	4.0	27.7
Effect of the Tax Cuts and Jobs Act	—	—	(7.1)
Health insurer fee	2.2	—	2.2
Goodwill impairments	—	—	89.5
Basis difference upon disposition of subsidiary	(1.2)	—	5.0
Other	1.1	1.3	4.1
Effective income tax rate	26.3%	26.3%	142.4%

The following table is a summary of the components of the Company’s deferred income tax assets and liabilities as of December 31, 2020 and 2019:

In millions	2020	2019
Deferred income tax assets:
Lease and rents	$5,742	$5,731
Inventory	80	23
Employee benefits	238	191
Bad debts and other allowances	395	294
Retirement benefits	—	47
Net operating loss and capital loss carryforwards	568	480
Deferred income	43	36
Insurance reserves	489	430
Payroll tax deferral	173	—
Other	500	451
Valuation allowance	(454)	(374)
Total deferred income tax assets	7,774	7,309
Deferred income tax liabilities:
Retirement benefits	(29)	—
Investments	(421)	(289)
Lease and rents	(5,368)	(5,464)
Depreciation and amortization	(8,750)	(8,850)
Total deferred income tax liabilities	(14,568)	(14,603)
Net deferred income tax liabilities	$(6,794)	$(7,294)

As of December 31, 2020, the Company had net operating and capital loss carryovers of $568 million, which expire between 2021 and 2040. The Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and the Company’s recent operating results. The Company established a valuation allowance of $454 million because it does not consider it more likely than not that these deferred tax assets will be recovered.

A reconciliation of the beginning and ending balance of unrecognized tax benefits in 2020, 2019 and 2018 is as follows:

In millions	2020	2019	2018
Beginning balance	$655	$661	$344
Additions based on tax positions related to the current year	3	4	1
Additions based on tax positions related to prior years	182	115	324
Reductions for tax positions of prior years	(56)	(111)	(5)
Expiration of statutes of limitation	(2)	(7)	(2)
Settlements	(14)	(7)	(1)
Ending balance	$768	$655	$661

The increase in the balance of unrecognized tax benefits during 2018 was mainly due to the Aetna Acquisition.

The Company and most of its subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and local jurisdictions. The Company participated in the Compliance Assurance Process through 2019, which is a program made available by the U.S. Internal Revenue Service (“IRS”) to certain qualifying large taxpayers, under which participants work collaboratively with the IRS to identify and resolve potential tax issues through open, cooperative and transparent interaction prior to the annual filing of their federal income tax returns. The IRS has completed its examinations of the Company’s consolidated U.S. federal income tax returns for tax years 2013 and 2018. The IRS has substantially completed its examinations of the Company’s consolidated U.S. federal income tax returns for tax years 2014 through 2017 and 2019.

The Company and its subsidiaries are also currently under income tax examinations by a number of state and local tax authorities. As of December 31, 2020, no examination has resulted in any proposed adjustments that would result in a material change to the Company’s operating results, financial condition or liquidity.

Substantially all material state and local income tax matters have been concluded for fiscal years through 2014. Certain state exams are likely to be concluded and certain state statutes of limitations will lapse in 2021, but the change in the balance of the Company’s uncertain tax positions is projected to be immaterial. In addition, it is reasonably possible that the Company’s unrecognized tax benefits could change within the next twelve months due to the anticipated conclusion of various examinations with the IRS for various years. An estimate of the range of the possible change cannot be made at this time.

The Company records interest expense related to unrecognized tax benefits and penalties in the income tax provision. The Company accrued interest expense of approximately $34 million, $49 million and $19 million in 2020, 2019 and 2018, respectively. The Company had approximately $121 million and $173 million accrued for interest and penalties as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate is approximately $651 million, after considering the federal benefit of state income taxes.

11.Stock Incentive Plans

The terms of the CVS Health 2017 Incentive Compensation Plan (“ICP”) provide for grants of annual incentive and long-term performance awards to executive officers and other officers and employees of the Company or any subsidiary of the Company, as well as equity compensation to outside directors of CVS Health. Payment of such annual incentive and long-term performance awards will be in cash, stock, other awards or other property, at the discretion of the Management Planning and Development Committee (the “MP&D Committee”) of CVS Health’s Board of Directors (the “Board”). The ICP allows for a maximum of 58 million shares of CVS Health common stock to be reserved and available for grants. As of December 31, 2020, there were approximately 38 million shares of CVS Health common stock available for future grants under the ICP.

As of the Aetna Acquisition Date, approximately 22 million shares of Aetna common stock subject to awards outstanding under the Amended Aetna Inc. 2010 Stock Incentive Plan (“SIP”) were assumed by CVS Health. In addition, in accordance with the merger agreement, shares which were available for future issuance under the SIP were converted into approximately 32 million shares of CVS Health common stock reserved and available for issuance pursuant to future awards. Subsequent to the expiration of the SIP on May 21, 2020, the ICP is the only compensation plan under which the Company grants stock options, restricted stock and other stock-based awards to its employees.

Stock-Based Compensation Expense

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the stock award (generally three to five years) using the straight-line method. The following table is a summary of stock-based compensation for the years ended December 31, 2020, 2019 and 2018:

In millions	2020	2019	2018
Stock options and stock appreciation rights (“SARs”) (1) (2)	$71	$76	$70
Restricted stock units and performance stock units (2)	329	377	210
Total stock-based compensation	$400	$453	$280
_____________________________________________
(1)Includes the ESPP.
(2)Stock-based compensation for the year ended December 31, 2018 includes $14 million and $27 million associated with accelerated vesting of SARs and restricted stock replacement awards, respectively, issued to Aetna employees who were terminated subsequent to the Aetna Acquisition.

ESPP

The Company’s Employee Stock Purchase Plan (“ESPP”) provides for the purchase of up to 60 million shares of CVS Health common stock. Under the ESPP, eligible employees may purchase common stock at the end of each six month offering period at a purchase price equal to 90% of the lower of the fair market value on the first day or the last day of the offering period. During 2020, approximately 3 million shares of common stock were purchased under the provisions of the ESPP at an average price of $53.85 per share. As of December 31, 2020, approximately 34 million shares of common stock were available for issuance under the ESPP.

The fair value of stock-based compensation associated with the ESPP is estimated on the date of grant (the first day of the six month offering period) using the Black-Scholes option pricing model.

The following table is a summary of the assumptions used to value the ESPP awards for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Dividend yield (1)	1.46%	1.70%	1.45%
Expected volatility (2)	37.21%	27.96%	28.02%
Risk-free interest rate (3)	0.81%	2.27%	1.87%
Expected life (in years) (4)	0.5	0.5	0.5
Weighted-average grant date fair value	$13.85	$10.51	$12.26
_____________________________________________
(1)The dividend yield is calculated based on semi-annual dividends paid and the fair market value of CVS Health stock at the grant date.
(2)The expected volatility is estimated based on the historical volatility of CVS Health’s daily stock price over the previous six month period.
(3)The risk-free interest rate is selected based on the Treasury constant maturity interest rate whose term is consistent with the expected term of ESPP purchases (i.e., six months).
(4)The expected life is based on the semi-annual purchase period.

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

As of December 31, 2020, there was $493 million of total unrecognized compensation cost related to the Company’s restricted stock units and performance stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.3 years. The total fair value of restricted stock units vested during 2020, 2019 and 2018 was $229 million, $265 million and $262 million, respectively.

The following table is a summary of the restricted stock unit and performance stock unit activity for the year ended December 31, 2020:

In thousands, except weighted average grant date fair value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	13,125	$61.57
Granted	6,849	$58.38
Vested	(3,793)	$60.40
Forfeited	(1,357)	$59.10
Outstanding at end of year, nonvested	14,824	$58.12

Stock Options and SARs

All stock option grants are awarded at fair value on the date of grant. The fair value of stock options is estimated using the Black-Scholes option pricing model, and stock-based compensation is recognized on a straight-line basis over the requisite service period. Stock options granted generally become exercisable over a four-year period from the grant date. Stock options granted through 2018 generally expire seven years after the grant date. Stock options granted subsequent to 2018 generally expire ten years after the grant date.

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

The following table is a summary of stock option and SAR activity that occurred for the years ended December 31, 2020, 2019 and 2018:

In millions	2020	2019	2018
Cash received from stock options exercised (including ESPP)	$264	$210	$242
Payments for taxes for net share settlement of equity awards	88	112	97
Intrinsic value of stock options and SARs exercised	24	30	79
Fair value of stock options and SARs vested	252	467	324

The fair value of each stock option and SAR is estimated using the Black-Scholes option pricing model based on the following assumptions at the time of grant:

	2020	2019	2018
Dividend yield (1)	3.42%	3.68%	2.76%
Expected volatility (2)	25.22%	21.76%	21.27%
Risk-free interest rate (3)	0.61%	0.56%	2.77%
Expected life (in years) (4)	6.3	6.3	4.8
Weighted-average grant date fair value	$8.78	$6.27	$24.55
_____________________________________________
(1)The dividend yield is based on annual dividends paid and the fair market value of CVS Health stock at the grant date.
(2)The expected volatility is estimated based on the historical volatility of CVS Health’s daily stock price over a period equal to the expected life of each option or SAR grant after adjustments for infrequent events such as stock splits.
(3)The risk-free interest rate is selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options or SARs being valued.
(4)The expected life represents the number of years the options or SARs are expected to be outstanding from grant date based on historical option or SAR holder exercise experience.

The increase in the weighted-average grant date fair value in 2018 was due to the issuance of the replacement SARs in connection with the Aetna Acquisition in the year ended December 31, 2018.

As of December 31, 2020, unrecognized compensation expense related to unvested stock options and SARs totaled $45 million, which the Company expects to be recognized over a weighted-average period of 1.8 years. After considering anticipated forfeitures, the Company expects approximately 10 million of the unvested stock options and SARs to vest over the requisite service period.

The following table is a summary of the Company’s stock option and SAR activity for the year ended December 31, 2020:

In thousands, except weighted average exercise price and remaining contractual term	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	23,902	$69.98
Granted	4,759	$58.50
Exercised	(2,601)	$52.95
Forfeited	(1,164)	$57.61
Expired	(941)	$83.34
Outstanding at end of year	23,955	$69.62	4.86	$185,487
Exercisable at end of year	13,545	$78.05	2.79	78,289
Vested at end of year and expected to vest in the future	23,448	$69.87	4.78	180,102

12.Shareholders’ Equity

Share Repurchases

The following share repurchase program has been authorized by the Board:

In billions Authorization Date	Authorized	Remaining as of December 31, 2020
November 2, 2016 (“2016 Repurchase Program”)	$15.0	$13.9

The 2016 Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions. The 2016 Repurchase Program can be modified or terminated by the Board at any time.

During the years ended December 31, 2020, 2019 and 2018, the Company did not repurchase any shares of common stock pursuant to the 2016 Repurchase Program.

Dividends

The quarterly cash dividend declared by the Board was $0.50 per share in 2020 and 2019. CVS Health has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

Regulatory Requirements

On November 28, 2018, the Company completed the Aetna Acquisition. Aetna’s insurance business operations are conducted through subsidiaries that principally consist of HMOs and insurance companies. The Company’s HMO and insurance subsidiaries report their financial statements in accordance with accounting practices prescribed by state regulatory authorities which may differ from GAAP. The combined statutory net income for the years ended and estimated combined statutory and capital surplus at December 31, 2020, 2019 and 2018 for the Company’s insurance and HMO subsidiaries were as follows:

In millions	2020	2019	2018
Statutory net income (1)	$3,667	$2,842	NM
Estimated statutory capital and surplus	13,238	10,975	10,084
_____________________________________________
(1)Statutory net income of the Company’s insurance and HMO subsidiaries for the year ended December 31, 2018 (which includes Aetna and its subsidiaries from November 28, 2018 to December 31, 2018) is not material (“NM”).

The Company’s insurance and HMO subsidiaries paid $3.1 billion of gross dividends to the Company for the year ended December 31, 2020.

In addition to general state law restrictions on payments of dividends and other distributions to stockholders applicable to all corporations, HMOs and insurance companies are subject to further regulations that, among other things, may require those companies to maintain certain levels of equity and restrict the amount of dividends and other distributions that may be paid to their equity holders. In addition, in connection with the Aetna Acquisition, the Company made certain undertakings that require prior regulatory approval of dividends by certain of its HMOs and insurance companies. At December 31, 2020, these amounts were as follows:

In millions
Estimated minimum statutory surplus required by regulators	$5,395
Investments on deposit with regulatory bodies	712
Estimated maximum dividend distributions permitted in 2021 without prior regulatory approval	2,900

Noncontrolling Interests

At December 31, 2020 and 2019, noncontrolling interests were $312 million and $306 million, respectively, primarily related to third party interests in the Company’s operating entities. The noncontrolling entities’ share is included in total shareholders’ equity on the consolidated balance sheets.

13.Other Comprehensive Income

Shareholders’ equity included the following activity in accumulated other comprehensive income in 2020, 2019 and 2018:

	At December 31,
In millions	2020	2019	2018
Net unrealized investment gains:
Beginning of year balance	$774	$97	$—
Other comprehensive income before reclassifications ($497, $927 and $132 pretax)	415	763	97
Amounts reclassified from accumulated other comprehensive income ($31, $(105) and $1 pretax) (1)	25	(86)	—
Other comprehensive income	440	677	97
End of year balance	1,214	774	97

Foreign currency translation adjustments:
Beginning of year balance	4	(158)	(129)
Other comprehensive income (loss) before reclassifications	3	8	(29)
Amounts reclassified from accumulated other comprehensive income (loss) (2)	—	154	—
Other comprehensive income (loss)	3	162	(29)
End of year balance	7	4	(158)

Net cash flow hedges:
Beginning of year balance	279	312	(15)
Adoption of new accounting standard (3)	—	—	(3)
Other comprehensive income (loss) before reclassifications ($(7), $(25) and $465 pretax)	(5)	(18)	344
Amounts reclassified from accumulated other comprehensive income (loss) ($(35), $(20) and $(19) pretax) (4)	(26)	(15)	(14)
Other comprehensive income (loss)	(31)	(33)	330
End of year balance	248	279	312

Pension and other postretirement benefits:
Beginning of year balance	(38)	(149)	(21)
Adoption of new accounting standard (3)	—	—	(4)
Other comprehensive income (loss) before reclassifications ($(30), $162 and $(178) pretax)	(22)	120	(132)
Amounts reclassified from accumulated other comprehensive loss ($7, $(12) and $11 pretax) (5)	5	(9)	8
Other comprehensive income (loss)	(17)	111	(124)
End of year balance	(55)	(38)	(149)

Total beginning of year accumulated other comprehensive income (loss)	1,019	102	(165)
Adoption of new accounting standard (3)	—	—	(7)
Total other comprehensive income	395	917	274
Total end of year accumulated other comprehensive income	$1,414	$1,019	$102
_____________________________________________
(1)Amounts reclassified from accumulated other comprehensive income for specifically identified debt securities are included in net investment income in the consolidated statements of operations.
(2)Amounts reclassified from accumulated other comprehensive loss represent the elimination of the cumulative translation adjustment associated with the sale of Onofre, which was sold on July 1, 2019. The loss on the divestiture of Onofre is reflected in operating expenses in the consolidated statements of operations.
(3)Reflects the adoption of ASU 2018-02, Income Statement Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income during the year ended December 31, 2018.

(4)Amounts reclassified from accumulated other comprehensive income (loss) for specifically identified cash flow hedges are included within interest expense in the consolidated statements of operations. The Company expects to reclassify approximately $13 million, net of tax, in net gains associated with its cash flow hedges into net income within the next 12 months.
(5)Amounts reclassified from accumulated other comprehensive loss for specifically identified pension and other postretirement benefits are included in other income in the consolidated statements of operations.

14.Earnings (Loss) Per Share

Earnings (loss) per share is computed using the two-class method. For periods in which the Company reports net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period, unless the effect is antidilutive. SARs and options to purchase 15 million and 17 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the years ended December 31, 2020 and 2019, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, options to purchase 13 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share, for the year ended December 31, 2018. In addition, due to the loss from continuing operations attributable to CVS Health in the year ended December 31, 2018, 3 million potentially dilutive common equivalent shares were excluded from the calculation of diluted earnings per share, as the impact of these shares was antidilutive for that period.

The following is a reconciliation of basic and diluted earnings (loss) per share from continuing operations for the years ended December 31, 2020, 2019 and 2018:

In millions, except per share amounts	2020	2019	2018
Numerator for earnings (loss) per share calculation:
Income (loss) from continuing operations	$7,201	$6,631	$(596)
Income allocated to participating securities	—	(5)	(3)
Net (income) loss attributable to noncontrolling interests	(13)	3	2
Income (loss) from continuing operations attributable to CVS Health	$7,188	$6,629	$(597)

Denominator for earnings (loss) per share calculation:
Weighted average shares, basic	1,309	1,301	1,044
Effect of dilutive securities	5	4	—
Weighted average shares, diluted	1,314	1,305	1,044

Earnings (loss) per share from continuing operations:
Basic	$5.49	$5.10	$(0.57)
Diluted	$5.47	$5.08	$(0.57)

15.Reinsurance

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

In February 2021, the Company entered into two four-year reinsurance agreements with an unrelated reinsurer that allow it to reduce required capital and provide collateralized excess of loss reinsurance coverage on a portion of the Health Care Benefits segment’s group Commercial Insured business.

Reinsurance recoverables (recorded as other current assets or other assets on the consolidated balance sheets) at December 31, 2020 and 2019 were as follows:

In millions	2020	2019
Reinsurer
Hartford Life and Accident Insurance Company	$2,364	$3,085
Lincoln Life & Annuity Company of New York	406	413
WellCare Health Plans	13	355
VOYA Retirement Insurance and Annuity Company	170	175
All Other	102	103
Total	$3,055	$4,131

Direct, assumed and ceded premiums earned for the years ended December 31, 2020, 2019 and 2018 were as follows:

In millions	2020	2019	2018
Direct	$69,711	$62,968	$8,365
Assumed	478	2,108	38
Ceded	(825)	(1,954)	(219)
Net premiums	$69,364	$63,122	$8,184

The impact of reinsurance on benefit costs for the years ended December 31, 2020, 2019 and 2018 were as follows:

In millions	2020	2019	2018
Direct	$56,077	$52,592	$6,773
Assumed	329	1,562	32
Ceded	(727)	(1,625)	(211)
Net benefit costs	$55,679	$52,529	$6,594

There is not a material difference between premiums on a written basis versus an earned basis.

The Company also has various agreements with unrelated reinsurers that do not qualify for reinsurance accounting under GAAP, and consequently are accounted for using deposit accounting. The Company entered into these contracts to reduce the risk of catastrophic loss which in turn reduces the Company’s capital and surplus requirements. Total deposit assets and liabilities related to reinsurance agreements that do not qualify for reinsurance accounting under GAAP were not material as of December 31, 2020 or 2019.

16.Commitments and Contingencies

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

Guarantees

The Company has the following significant guarantee arrangements at December 31, 2020:

•ASC Claim Funding Accounts - The Company has arrangements with certain banks for the processing of claim payments for its ASC customers. The banks maintain accounts to fund claims of the Company’s ASC customers. The customer is responsible for funding the amount paid by the bank each day. In these arrangements, the Company guarantees that the banks will not sustain losses if the responsible ASC customer does not properly fund its account. The aggregate maximum exposure under these arrangements is generally limited to $250 million. The Company can limit its exposure to these guarantees by suspending the payment of claims for ASC customers that have not adequately funded the amount paid by the bank.
•Separate Accounts Assets - Certain Separate Accounts assets associated with the large case pensions business in the Corporate/Other segment represent funds maintained as a contractual requirement to fund specific pension annuities that the Company has guaranteed. Minimum contractual obligations underlying the guaranteed benefits in these Separate Accounts were approximately $1.4 billion at both December 31, 2020 and 2019. See Note 1 ‘‘Significant Accounting Policies’’ for additional information on Separate Accounts. Contract holders assume all investment and mortality risk and are required to maintain Separate Accounts balances at or above a specified level. The level of required funds is a function of the risk underlying the Separate Account’s investment strategy. If contract holders do not maintain the required level of Separate Accounts assets to meet the annuity guarantees, the Company would establish an additional liability. Contract holders’ balances in the Separate Accounts at December 31, 2020 exceeded the value of the guaranteed benefit obligation. As a result, the Company was not required to maintain any additional liability for its related guarantees at December 31, 2020.

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations, and any significant adverse impact of COVID-19 on such purchasers and/or former subsidiaries increases the risk that the Company will be required to satisfy those obligations. As of December 31, 2020, the Company guaranteed 76 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the consolidated balance sheets), with the maximum remaining lease term extending through 2030.

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. Penn Treaty was placed in liquidation in March 2017. The Company has recorded a liability for its estimated share of future assessments by applicable life and health insurance guaranty associations. It is reasonably possible that in the future the Company may record a liability and expense relating to other insolvencies which could have a material adverse effect on the Company’s operating results, financial condition and cash flows, and the risk is heightened by any significant adverse impact of the COVID-19 pandemic on the solvency of other insurers, including long-term care and life insurers. While historically the Company has ultimately recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that limit future offsets.

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

The Company’s total guaranty fund assessments liability was $78 million and $84 million at December 31, 2020 and 2019, respectively, and was recorded in accrued expenses on the consolidated balance sheets.

Litigation and Regulatory Proceedings

The Company has been involved or is currently involved in numerous legal proceedings, including litigation, arbitration, government investigations, audits, reviews and claims. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, state attorneys general, the U.S. Drug Enforcement Administration (the “DEA”) and other governmental authorities.

Legal proceedings, in general, and securities, class action and multi-district litigation, in particular, and governmental special investigations, audits and reviews can be expensive and disruptive. Some of the litigation matters may purport or be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. The Company also may be named from time to time in qui tam actions initiated by private third parties that could also be separately pursued by a governmental body. The results of legal proceedings, including government investigations, are often uncertain and difficult to predict, and the costs incurred in these matters can be substantial, regardless of the outcome.

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

Except as otherwise noted, the Company cannot predict with certainty the timing or outcome of the legal matters described below, and the Company is unable to reasonably estimate a possible loss or range of possible loss in excess of amounts already accrued for these matters. The Company believes that its defenses and assertions in pending legal proceedings have merit and does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company’s financial position. Substantial unanticipated verdicts, fines and rulings, however, do sometimes occur, which could result in judgments against the Company, entry into settlements or a revision to its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations. In addition, as a result of governmental investigations or proceedings, the Company may be subject to damages, civil or criminal fines or penalties, or other sanctions including possible suspension or loss of licensure and/or exclusion from participating in government programs. The outcome of such governmental investigations of proceedings could be material to the Company.

Usual and Customary Pricing Litigation

The Company and certain current and former directors and officers are named as a defendant in a number of lawsuits that allege that the Company’s retail pharmacies overcharged for prescription drugs by not submitting the correct usual and customary price during the claims adjudication process. These actions are brought by a number of different types of plaintiffs, including plan members, private payors, government payors, and shareholders based on different legal theories. Some of these cases are brought as putative class actions, and in some instances, classes have been certified. The Company is defending itself against these claims.

PBM Litigation and Investigations

The Company is named as a defendant in a number of lawsuits and is subject to a number of investigations concerning its PBM practices.

The Company is facing multiple lawsuits, including several putative class actions, regarding drug pricing and its rebate arrangements with drug manufacturers. These complaints, brought under a variety of legal theories, generally allege that rebate agreements between the drug manufacturers and PBMs caused inflated prices for certain drug products. The Company is defending itself against these claims. The Company has also received subpoenas, civil investigative demands (“CIDs”) and other requests for documents and information from, and is being investigated by, Attorneys General of several states and the District of Columbia regarding its PBM practices, including pricing and rebates. The Company has been providing documents and information in response to these subpoenas, CIDs and requests for information.

United States ex rel. Behnke v. CVS Caremark Corporation, et al. (U.S. District Court for the Eastern District of Pennsylvania). In April 2018, the Court unsealed a complaint filed in February 2014. The government has declined to intervene in this case. The relator alleges that the Company submitted, or caused to be submitted, to Part D of the Medicare program Prescription Drug Event data and/or Direct and Indirect Remuneration reports that misrepresented true prices paid by the Company’s PBM to pharmacies for drugs dispensed to Part D beneficiaries with prescription benefits administered by the Company’s PBM. The Company is defending itself against these claims.

Controlled Substances Litigation, Audits and Subpoenas

In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against various defendants by plaintiffs such as counties, cities, hospitals, Indian tribes and third-party payors, alleging claims generally concerning the impacts of widespread prescription opioid abuse. The consolidated multidistrict litigation captioned In re National Prescription Opiate Litigation (MDL No. 2804) is pending in the U.S. District Court for the Northern District of Ohio. This multidistrict litigation presumptively includes hundreds of relevant federal court cases that name the Company as a defendant. A significant number of similar cases that name the Company as a defendant in some capacity are pending in state courts. In addition, the Company has been named as a defendant in similar cases brought by certain state Attorneys General. The Company is defending itself against all such claims. Additionally, the Company has received subpoenas, CIDs and/or other requests for information regarding opioids from state Attorneys General and insurance and other regulators of several U.S. jurisdictions. The Company has been cooperating with the government with respect to these subpoenas, CIDs and other requests for information.

In January 2020, the U.S. Department of Justice (the “DOJ”) served the Company with a DEA administrative subpoena. The subpoena seeks documents relating to practices with respect to prescription opioids and other controlled substances at CVS Pharmacy locations in connection with an investigation concerning potential violations of the federal Controlled Substances Act and the federal False Claims Act. The Company has been cooperating with the government with respect to this subpoena.

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

In July 2017, the Company also received a subpoena from the California Department of Insurance requesting documents concerning the Company’s Omnicare pharmacies’ cycle fill process for assisted living facilities. The Company has been cooperating with the California Department of Insurance and providing documents and information in response to this subpoena..

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

Provider Proceedings

The Company is named as a defendant in purported class actions and individual lawsuits arising out of its practices related to the payment of claims for services rendered to its members by providers with whom the Company has a contract and with whom the Company does not have a contract (“out-of-network providers”). Among other things, these lawsuits allege that the Company paid too little to its health plan members and/or providers for out-of-network services and/or otherwise allege that the Company failed to timely or appropriately pay or administer out-of-network claims and benefits (including the Company’s post-payment audit and collection practices and reductions in payments to providers due to sequestration). Other major health insurers are the subject of similar litigation or have settled similar litigation.

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

CMS Actions

CMS regularly audits the Company’s performance to determine its compliance with CMS’s regulations and its contracts with CMS and to assess the quality of services it provides to Medicare beneficiaries. CMS uses various payment mechanisms to allocate and adjust premium payments to the Company’s and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information prepared, maintained and provided by providers. The Company collects claim and encounter data from providers and generally relies on providers to appropriately code their submissions to the Company and document their medical records, including the diagnosis data submitted to the Company with claims. CMS pays increased premiums to Medicare Advantage plans and Medicare PDP plans for members who have certain medical conditions identified with specific diagnosis codes. Federal regulators review and audit the providers’ medical records to determine whether those records support the related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to the Company. In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including certain of the Company’s plans, to validate coding practices and supporting medical record documentation maintained by providers and the resulting risk adjusted premium payments to the plans. CMS may require the Company to refund premium payments if the Company’s risk adjusted premiums are not properly supported by medical record data. The Office of the Inspector General of the U.S. Department of Health and Human Services (“HHS-OIG”) also is auditing the Company’s risk adjustment-related data and that of other companies. The Company expects CMS and the OIG to continue these types of audits.

In 2012, CMS revised its audit methodology for RADV audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under the revised methodology, among other things, CMS will extrapolate the error rate identified in the audit sample of approximately 200 members to all risk adjusted premium payments made under the contract being audited. For contract years prior to 2011, CMS did not extrapolate sample error rates to the entire contract. As a result, the revised methodology may increase the Company’s exposure to premium refunds to CMS based on incomplete medical records maintained by providers. Since 2013, CMS has selected certain of the Company’s Medicare Advantage contracts for various contract years for RADV audit, and the number of RADV audits continues to increase. The Company is currently unable to predict which of its Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to the Company, the effect of any such refunds or adjustments on the actuarial soundness of the Company’s Medicare Advantage bids, or whether any RADV audit findings would require the Company to change its method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in the Company’s bids for prior contract years, the current contract year or future contract years. Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV, Public Exchange-related or other audits by CMS, HHS-OIG or otherwise, including audits of the Company’s MLR rebates, methodology and/or reports, could be material and could adversely affect the Company’s operating results, cash flows and/or financial condition.

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

Stockholder Matters

Beginning in February 2019, multiple class action complaints, as well as a derivative complaint were filed by putative plaintiffs against the Company and certain current and former officers and directors. The plaintiffs in these cases assert a variety of causes of action under federal securities laws that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the performance of the Company’s LTC business unit. Since filing, several of the cases have been consolidated, and the first-filed federal case, City of Miami Fire Fighters’ and Police Officers’ Retirement Trust, et al. (formerly known as Anarkat), was recently dismissed with prejudice. The Company and its current and former officers and directors are defending themselves against these claims.

In August and September 2020, two ERISA class actions were filed in the U.S. District Court for the District of Connecticut against CVS Health, Aetna, and several current and former executives, directors and/or members of Aetna’s Compensation and Talent Management Committee: Radcliffe v. Aetna Inc., et al. and Flaim v. Aetna Inc., et al. The plaintiffs in these cases assert a variety of causes of action premised on allegations that the defendants breached fiduciary duties and engaged in prohibited transactions relating to participants in the Aetna 401(k) Plan’s investment in company stock between December 3, 2017 and February 20, 2019, claiming losses related to the performance of the Company’s LTC business unit. The district court consolidated the actions and the Company has moved to dismiss the amended and consolidated class action complaint. The Company also received a related document request pursuant to ERISA § 104(b), to which the Company has responded.

Other Legal and Regulatory Proceedings.

The Company is also a party to other legal proceedings and is subject to government investigations, inquiries and audits and has received and is cooperating with the government in response to CIDs, subpoenas or similar process from various governmental agencies requesting information. These other legal proceedings and government actions include claims of or relating to bad faith, medical or professional malpractice, claims processing, dispensing of medications, non-compliance with state and federal regulatory regimes, marketing misconduct, failure to timely or appropriately pay or administer claims and benefits, provider network structure (including the use of performance-based networks and termination of provider contracts), rescission of insurance coverage, improper disclosure or use of personal information, anticompetitive practices, general contractual matters, product liability, intellectual property litigation and employment litigation. Some of these other legal proceedings are or are purported to be class actions or derivative claims. The Company is defending itself against the claims brought in these matters.

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

17.Segment Reporting

The Company has three operating segments, Pharmacy Services, Retail/LTC and Health Care Benefits, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the CODM evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income which is defined as operating income (GAAP measure) excluding the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. See the reconciliation of consolidated operating income (GAAP measure) to adjusted operating income below for further context regarding the items excluded from operating income in determining adjusted operating income. The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

In 2020 and 2019, revenues from the federal government accounted for 14% and 13%, respectively, of the Company’s consolidated total revenues, primarily related to contracts with CMS for coverage of Medicare-eligible individuals within the Health Care Benefits segment. Revenues from the federal government were less than 10% of the Company’s consolidated revenues in 2018. In 2018, approximately 9.8% of the Company’s consolidated revenues were from Aetna, which was a Pharmacy Services segment client. On the Aetna Acquisition Date, Aetna became a wholly-owned subsidiary of CVS Health. Subsequent to the Aetna Acquisition Date, transactions with Aetna continue to be reported within the Pharmacy Services segment, but are eliminated in the Company’s consolidated financial statements.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Pharmacy Services (1)	Retail/ LTC	Health Care Benefits	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
2020:
Revenues from external customers	$132,663	$60,208	$74,926	$111	$—	$267,908
Intersegment revenues	9,275	30,990	58	—	(40,323)	—
Net investment income	—	—	483	315	—	798
Total revenues	141,938	91,198	75,467	426	(40,323)	268,706
Adjusted operating income (loss)	5,688	6,146	6,188	(1,306)	(708)	16,008
Depreciation and amortization	612	1,801	1,832	196	—	4,441
2019:
Revenues from external customers	130,428	56,258	68,979	100	—	255,765
Intersegment revenues	11,063	30,350	26	—	(41,439)	—
Net investment income	—	—	599	412	—	1,011
Total revenues	141,491	86,608	69,604	512	(41,439)	256,776
Adjusted operating income (loss)	5,129	6,705	5,202	(1,000)	(697)	15,339
Depreciation and amortization	766	1,723	1,721	161	—	4,371
2018:
Revenues from external customers	130,012	54,999	8,904	4	—	193,919
Intersegment revenues	4,724	28,990	—	—	(33,714)	—
Net investment income	—	—	58	602	—	660
Total revenues	134,736	83,989	8,962	606	(33,714)	194,579
Adjusted operating income (loss)	4,955	7,403	528	(856)	(769)	11,261
Depreciation and amortization	710	1,698	172	138	—	2,718
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $10.9 billion, $11.5 billion and $11.4 billion of retail co-payments for 2020, 2019 and 2018, respectively. See Note 1 ‘‘Significant Accounting Policies’’ for additional information about retail co-payments.

The following is a reconciliation of consolidated operating income to adjusted operating income for the years ended December 31, 2020, 2019 and 2018:

In millions	2020	2019	2018
Operating income (GAAP measure)	$13,911	$11,987	$4,021
Amortization of intangible assets (1)	2,341	2,436	1,006
Acquisition-related transaction and integration costs (2)	332	480	492
(Gain) loss on divestiture of subsidiary (3)	(269)	205	86
Receipt of fully reserved ACA risk corridor receivable (4)	(307)	—	—
Store rationalization charges (5)	—	231	—
Goodwill impairments (6)	—	—	6,149
Impairment of long-lived assets (7)	—	—	43
Interest income on financing for the Aetna Acquisition (8)	—	—	(536)
Adjusted operating income	$16,008	$15,339	$11,261
_____________________________________________
(1)The Company’s acquisition activities have resulted in the recognition of intangible assets as required under the acquisition method of accounting which consist primarily of trademarks, customer contracts/relationships, covenants not to compete, technology, provider networks and value of business acquired. Definite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment when events indicate that the carrying value may not be recoverable. The amortization of intangible assets is reflected in the Company’s GAAP consolidated statements of operations in operating expenses within each segment. Although intangible assets contribute to the Company’s revenue generation, the amortization of intangible assets does not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Additionally, intangible asset amortization expense typically fluctuates based on the size and timing of the Company’s acquisition activity. Accordingly, the Company believes excluding the amortization of intangible assets enhances the Company’s and investors’ ability to compare the Company’s past financial performance with its current performance and to analyze underlying business performance and trends. Intangible asset amortization excluded from the related non-GAAP financial measure represents the entire amount recorded within the Company’s GAAP financial statements, and the revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. Intangible asset amortization is excluded from the related non-GAAP financial measure because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised.
(2)In 2020, 2019 and 2018, acquisition-related transaction and integration costs relate to the Aetna Acquisition. In 2018, acquisition-related integration costs also relate to the acquisition of Omnicare. The acquisition-related transaction and integration costs are reflected in the Company’s consolidated statements of operations in operating expenses within the Corporate/Other segment and the Retail/LTC segment.
(3)In 2020, the gain on divestiture of subsidiary represents the pre-tax gain on the sale of the Workers’ Compensation business, which the Company sold on July 31, 2020 for approximately $850 million. The gain on divestiture is reflected as a reduction in operating expenses in the Company’s consolidated statement of operations within the Health Care Benefits segment. In 2019, the loss on divestiture of subsidiary represents the pre-tax loss on the sale of Onofre, which occurred on July 1, 2019. The loss on divestiture primarily relates to the elimination of the cumulative translation adjustment from accumulated other comprehensive income. In 2018, the loss on divestiture of subsidiary represents the pre-tax loss on the sale of the Company’s RxCrossroads subsidiary for $725 million on January 2, 2018. The losses on divestiture of subsidiary are reflected in the Company’s consolidated statements of operations in operating expenses within the Retail/LTC segment.
(4)In 2020, the Company received $313 million owed to it under the ACA’s risk corridor program that was previously fully reserved for as payment was uncertain. After considering offsetting items such as the ACA’s minimum MLR rebate requirements and premium taxes, the Company recognized pre-tax income of $307 million in the Company’s consolidated statement of operations within the Health Care Benefits segment.
(5)In 2019, the store rationalization charges relate to the planned closure of 46 underperforming retail pharmacy stores in the second quarter of 2019 and the planned closure of 22 underperforming retail pharmacy stores in the first quarter of 2020. The store rationalization charges primarily relate to operating lease right-of-use asset impairment charges and are reflected in the Company’s consolidated statement of operations in operating expenses within the Retail/LTC segment.
(6)In 2018, the goodwill impairments relate to the LTC reporting unit within the Retail/LTC segment.
(7)In 2018, impairment of long-lived assets primarily relates to the impairment of property and equipment within the Retail/LTC segment and is reflected in operating expenses in the Company’s consolidated statement of operations.
(8)In 2018, the Company recorded interest income of $536 million on the proceeds of the $40 billion of unsecured senior notes it issued in March 2018 to partially fund the Aetna Acquisition. All amounts are for the periods prior to the close of the Aetna Acquisition, which occurred on November 28, 2018, and were recorded within the Corporate/Other segment.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Opinion on Internal Control over Financial Reporting

We have audited CVS Health Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CVS Health Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 16, 2021, expressed an unqualified opinion thereon.

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
February 16, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CVS Health Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2021, expressed an unqualified opinion thereon.

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

Impairment of goodwill of the Commercial Business reporting unit
Description of the Matter
At December 31, 2020, the Company’s goodwill related to the Commercial Business reporting unit was $26.5 billion. As discussed in Note 1 to the consolidated financial statements, goodwill is not amortized, but rather is subject to an annual impairment review, or more frequent reviews, if events and circumstances indicate an impairment exists.

Auditing management's annual goodwill impairment test related to the Commercial Business reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to changes in significant assumptions, such as the discount rate, projected revenue and projected operating income that are forward-looking and affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Commercial Business reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions to the reporting unit’s historical results and third-party industry data. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the key assumptions. We involved valuation specialists to assist in our assessment of the methodology and significant assumptions (such as the discount rate), used by the Company. In addition, we tested management’s reconciliation of the fair value of all reporting units to the market capitalization of the Company.
Valuation of health care costs payable
Description of the Matter	At December 31, 2020, the incurred but not reported (“IBNR”) liabilities represented $6.1 billion of $7.9 billion of health care costs payable. As discussed in Note 1 to the financial statements, the Company’s liability for health care costs payable includes estimated payments for (1) services rendered to members but not yet reported and (2) claims that have been reported but not yet paid, each as of the financial statement date (collectively, “IBNR”). The estimated IBNR liability is developed utilizing actuarial principles and assumptions that include historical and projected claim submission and processing patterns, historical and assumed medical cost trends, historical utilization of medical services, claim inventory levels, changes in membership and product mix, seasonality and other relevant factors to record the actuarial best estimate of health care costs payable. There is significant uncertainty inherent in determining management’s actuarial best estimate of health care costs payable. In particular, the estimate is sensitive to the assumed completion factors and the assumed health care cost trend rates.

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
February 16, 2021

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (f) and 15d-15(f) under the Securities Exchange Act of 1934) as of December 31, 2020, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective at a reasonable assurance level and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to such officers on a timely basis.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements. In order to ensure the Company’s internal control over financial reporting is effective, management regularly assesses such control and did so most recently for its financial reporting as of December 31, 2020.

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

Based on management’s assessment, management concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance that assets are safeguarded and that the financial records are reliable for preparing financial statements as of December 31, 2020.

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

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

No events have occurred during the fourth quarter ended December 31, 2020 that would require disclosure under this item.

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

The following table summarizes information about the registrant’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (2) (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1) (c)
Equity compensation plans approved by stockholders (3)	33,944	$72.18	37,856
Equity compensation plans not approved by stockholders (4)	4,812	43.27	—
Total	38,756	$71.18	37,856
_____________________________________________
(1)Shares in thousands.
(2)Consists of: (i) 21,796 shares of common stock underlying outstanding options, (ii) 779 shares of common stock issuable upon the exercise of outstanding stock appreciation rights (“SARs”) and (iii) 16,181 shares of common stock issuable on the vesting of outstanding restricted stock units, deferred stock units and performance stock units, assuming target level performance in the case of performance stock units. The number of shares included with respect to outstanding SARs is the number of shares of CVS Health common stock that would have been issued had the SARs been exercised based on the closing price per share of CVS Health common stock on December 31, 2020, as reported on the NYSE, which was $68.30.
(3)Consists of the CVS Health 2017 Incentive Compensation Plan.
(4)Consists of the Amended Aetna Inc. 2010 Stock Incentive Plan (the “Aetna Stock Plan”). The Aetna Stock Plan expired on May 21, 2020, therefore there are no securities available for future issuance under this plan.

The Aetna Stock Plan was last approved by Aetna’s shareholders at Aetna’s 2017 Annual Meeting on May 19, 2017. The Company elected to continue to grant awards under the Aetna Stock Plan to employees of Aetna and its subsidiaries following the completion of the Aetna Acquisition. The Aetna Stock Plan was designed to promote the Company’s interests and those of its stockholders and to further align the interests of stockholders and employees by tying awards to total return to stockholders, enabling plan participants to acquire additional equity interests in the Company and providing compensation opportunities dependent upon the Company’s performance. The Aetna Stock Plan was not submitted to the Company’s stockholders and expired on May 21, 2020. Under the Aetna Stock Plan, eligible participants could be granted stock options to purchase shares of

CVS Health common stock, SARs, time-vesting and/or performance-vesting incentive stock or incentive units and other stock-based awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The sections of the Proxy Statement under the captions “Independence Determinations for Directors” and “Related Person Transaction Policy” are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The section of the Proxy Statement under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2021” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this 10-K:

1.Financial Statements. See “Index to Consolidated Financial Statements” in Item 8 of this 10-K.

2.Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the information is included in the consolidated financial statements or related notes.

3.Exhibits. The exhibits listed in the “Index to Exhibits” in this Item 15 are filed or incorporated by reference as part of this 10-K. Exhibits marked with an asterisk (*) are management contracts or compensatory plans or arrangements. Exhibits other than those listed are omitted because they are not required to be listed or are not applicable. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of any omitted instrument that is not required to be listed.

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

3	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation of the Registrant dated June 4, 2018 (incorporated by reference to Exhibit 3.1C of Registrant’s Current Report on Form 8-K filed June 5, 2018).
3.2	By-Laws of the Registrant, as amended and restated July 8, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 10, 2020).

4	Instruments defining the rights of security holders, including indentures
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

4.3	Form of the Registrant’s 2021 Floating Rate Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.4	Form of the Registrant’s 2021 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.5	Form of the Registrant’s 2023 Note (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.6	Form of the Registrant’s 2025 Note (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.7	Form of the Registrant’s 2028 Note (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.8	Form of the Registrant’s 2038 Note (incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.9	Form of the Registrant’s 2048 Note (incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).

4.10	Form of the Registrant’s 2024 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 15, 2019).
4.11	Form of the Registrant’s 2026 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 15, 2019).
4.12	Form of the Registrant’s 2029 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 15, 2019).
4.13	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.14	Form of the Registrant’s 2030 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.15	Form of the Registrant’s 2040 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.16	Form of the Registrant’s 2050 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.17	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).
4.18	Form of the Registrant’s 2030 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).
4.19	Form of the Registrant’s 2040 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).
4.20	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2020).
4.21	Form of the Registrant’s 2031 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 16, 2020).
4.22	Material terms of outstanding securities that are registered under Section 12 of the 1934 Act as required by Item 202(a)-(d) and (f) of Regulation S-K.

10	Material Contracts
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

10.7
364-Day Credit Agreement dated as of May 13, 2020 by and among the Registrant, the lenders party thereto, Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Goldman Sachs Bank USA, and Wells Fargo Bank, National Association, as Co-Documentation Agents, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020).

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

10.11*
The Registrant’s Deferred Stock Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.12*	The Registrant’s 2007 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed May 19, 2020).
10.13*	Universal 409A Definition Document, as amended (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).
10.14*
The Registrant’s Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

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

10.17*	The Registrant’s 2017 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed May 19, 2020).
10.18*	The Registrant’s Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).
10.19*	The Registrant’s Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).
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

10.27*
Form of Performance Stock Unit Agreement - Annual Grant between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020).

10.28*	The Registrant’s Management Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
10.29*
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

10.35*
Form of Partnership Equity Program Participant Purchased RSUs, Company Matching RSUs and Company Matching Options Agreement (Post-Tax) (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.36*
Form of Performance Stock Unit Agreement - Annual Grant between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019).

10.37*
Amended and Restated Employment Agreement between the Registrant and Larry Merlo (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.38*
Amendment dated as of December 21, 2012 to the Amended and Restated Employment Agreement between the Registrant and Larry Merlo (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.39*
Form of Non-Qualified Stock Option Agreement - Annual Grant between the Registrant and Larry Merlo (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.40*
Form of Restricted Stock Unit Agreement - Annual Grant between the Registrant and Larry Merlo (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.41*
Amendment dated January 22, 2015 to Nonqualified Stock Option Agreements between the Registrant and Larry Merlo (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 23, 2015).

10.42*
Form of Performance Stock Unit Agreement - Annual Grant between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019).

10.43*
Change in Control Agreement effective as of July 19, 2010 between the Registrant and Eva Boratto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.44*
Restrictive Covenant Agreement dated June 21, 2019 between the Registrant and Eva Boratto (incorporated by reference to Exhibit 10.48 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

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

10.47*
Restricted Stock Unit Agreement - Annual Grant dated April 1, 2016 between the Registrant and Jonathan Roberts (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.48*
Restrictive Covenant Agreement dated May 20, 2016 between the Registrant and Jonathan Roberts (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.49*
Change in Control Agreement dated October 1, 2012 between the Registrant and Thomas Moriarty (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015).

10.50*
Restrictive Covenant Agreement dated July 8, 2019 between the Registrant and Thomas Moriarty (incorporated by reference to Exhibit 10.56 of the Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 2019).

10.51*	Amended and Restated Employment Agreement dated November 5, 2020 between the Registrant and Karen S. Lynch.

10.52*	Restrictive Covenant Agreement dated November 6, 2020 between the Registrant and Karen S. Lynch.
10.53*	Descriptions of certain arrangements not embodied in formal documents as described under the heading “Non-Employee Director Compensation” are incorporated herein by reference to the Proxy Statement (when filed).

21	Subsidiaries of the registrant
21.1	Subsidiaries of CVS Health Corporation.

23	Consents of experts and counsel
23.1	Consent of Ernst & Young LLP.

31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification by the Chief Executive Officer.
31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications
32.1	Certification by the Chief Executive Officer.
32.2	Certification by the Chief Financial Officer.

101	Interactive Data File
101	The following materials from the CVS Health Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2020 formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104
104	Cover Page Interactive Data File - The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS HEALTH CORPORATION
Date:	February 16, 2021	By:	/s/ EVA C. BORATTO
Eva C. Boratto
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ FERNANDO AGUIRRE	Director	February 16, 2021
Fernando Aguirre

/s/ C. DAVID BROWN II	Director	February 16, 2021
C. David Brown II

/s/ EVA C. BORATTO	Executive Vice President and Chief Financial	February 16, 2021
Eva C. Boratto	Officer (Principal Financial Officer)

/s/ JAMES D. CLARK	Senior Vice President - Controller and Chief	February 16, 2021
James D. Clark	Accounting Officer (Principal Accounting Officer)

/s/ ALECIA A. DECOUDREAUX	Director	February 16, 2021
Alecia A. DeCoudreaux

/s/ NANCY-ANN M. DEPARLE	Director	February 16, 2021
Nancy-Ann M. DeParle

/s/ DAVID W. DORMAN	Chair of the Board and Director	February 16, 2021
David W. Dorman

/s/ ROGER N. FARAH	Director	February 16, 2021
Roger N. Farah

/s/ ANNE M. FINUCANE	Director	February 16, 2021
Anne M. Finucane

/s/ EDWARD J. LUDWIG	Director	February 16, 2021
Edward J. Ludwig

/s/ KAREN S. LYNCH	President and Chief Executive Officer	February 16, 2021
Karen S. Lynch	(Principal Executive Officer) and Director

/s/ LARRY J. MERLO	Director	February 16, 2021
Larry J. Merlo

/s/ JEAN-PIERRE MILLON	Director	February 16, 2021
Jean-Pierre Millon

/s/ MARY L. SCHAPIRO	Director	February 16, 2021
Mary L. Schapiro

/s/ WILLIAM C. WELDON	Director	February 16, 2021
William C. Weldon

/s/ TONY L. WHITE	Director	February 16, 2021
Tony L. White