Form 10-Q
period 2021-03-31
CVS HEALTH Corp
filed 2021-05-04
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of April 27, 2021, the registrant had 1,316,567,871 shares of common stock issued and outstanding.

Form 10-Q Table of Contents
Part I.Financial Information

Item 1.Financial Statements

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2021	2020
Revenues:
Products	$47,387	$47,003
Premiums	18,960	17,640
Services	2,453	1,950
Net investment income	297	162
Total revenues	69,097	66,755
Operating costs:
Cost of products sold	40,894	40,347
Benefit costs	15,704	14,387
Operating expenses	8,922	8,563
Total operating costs	65,520	63,297
Operating income	3,577	3,458
Interest expense	657	733
Other income	(50)	(54)
Income before income tax provision	2,970	2,779
Income tax provision	746	767
Net income	2,224	2,012
Net income attributable to noncontrolling interests	(1)	(5)
Net income attributable to CVS Health	$2,223	$2,007

Net income per share attributable to CVS Health:
Basic	$1.69	$1.54
Diluted	$1.68	$1.53
Weighted average shares outstanding:
Basic	1,313	1,306
Diluted	1,322	1,312
Dividends declared per share	$0.50	$0.50

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
In millions	2021	2020
Net income	$2,224	$2,012
Other comprehensive loss, net of tax:
Net unrealized investment losses	(386)	(311)
Foreign currency translation adjustments	(2)	(12)
Net cash flow hedges	(4)	(9)
Other comprehensive loss	(392)	(332)
Comprehensive income	1,832	1,680
Comprehensive income attributable to noncontrolling interests	(1)	(5)
Comprehensive income attributable to CVS Health	$1,831	$1,675

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$5,598	$7,854
Investments	3,190	3,000
Accounts receivable, net	23,855	21,742
Inventories	17,618	18,496
Other current assets	5,458	5,277
Total current assets	55,719	56,369
Long-term investments	21,025	20,812
Property and equipment, net	12,611	12,606
Operating lease right-of-use assets	20,542	20,729
Goodwill	79,552	79,552
Intangible assets, net	30,639	31,142
Separate accounts assets	4,692	4,881
Other assets	4,826	4,624
Total assets	$229,606	$230,715

Liabilities:
Accounts payable	$10,804	$11,138
Pharmacy claims and discounts payable	16,282	15,795
Health care costs payable	8,272	7,936
Policyholders’ funds	4,440	4,270
Accrued expenses	14,312	14,243
Other insurance liabilities	1,534	1,557
Current portion of operating lease liabilities	1,786	1,638
Short-term debt	252	—
Current portion of long-term debt	2,422	5,440
Total current liabilities	60,104	62,017
Long-term operating lease liabilities	18,587	18,757
Long-term debt	59,270	59,207
Deferred income taxes	6,610	6,794
Separate accounts liabilities	4,692	4,881
Other long-term insurance liabilities	6,870	7,007
Other long-term liabilities	2,309	2,351
Total liabilities	158,442	161,014

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,735 shares issued and 1,313 shares outstanding at March 31, 2021 and 1,733 shares issued and 1,310 shares outstanding at December 31, 2020 and capital surplus	46,727	46,513
Treasury stock, at cost: 422 shares at March 31, 2021 and 423 shares at December 31, 2020	(28,102)	(28,178)
Retained earnings	51,203	49,640
Accumulated other comprehensive income	1,022	1,414
Total CVS Health shareholders’ equity	70,850	69,389
Noncontrolling interests	314	312
Total shareholders’ equity	71,164	69,701
Total liabilities and shareholders’ equity	$229,606	$230,715

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2021	2020
Cash flows from operating activities:
Cash receipts from customers	$66,487	$63,751
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(39,171)	(36,969)
Insurance benefits paid	(15,456)	(14,303)
Cash paid to other suppliers and employees	(8,270)	(8,187)
Interest and investment income received	222	206
Interest paid	(876)	(1,128)
Income taxes paid	(44)	(65)
Net cash provided by operating activities	2,892	3,305

Cash flows from investing activities:
Proceeds from sales and maturities of investments	2,177	1,288
Purchases of investments	(3,131)	(1,535)
Purchases of property and equipment	(829)	(742)
Acquisitions (net of cash acquired)	(84)	(613)
Other	—	5
Net cash used in investing activities	(1,867)	(1,597)

Cash flows from financing activities:
Net borrowings of short-term debt	252	255
Proceeds from issuance of long-term debt	—	3,946
Repayments of long-term debt	(3,049)	(1,008)
Dividends paid	(656)	(652)
Proceeds from exercise of stock options	212	154
Payments for taxes related to net share settlement of equity awards	(3)	(16)
Other	—	(4)
Net cash provided by (used in) financing activities	(3,244)	2,675
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,219)	4,383
Cash, cash equivalents and restricted cash at the beginning of the period	8,130	5,954
Cash, cash equivalents and restricted cash at the end of the period	$5,911	$10,337

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2021	2020
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,224	$2,012
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,126	1,086
Stock-based compensation	87	96
Deferred income taxes and other noncash items	(166)	(35)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,093)	(2,715)
Inventories	879	541
Other assets	(223)	(1,119)
Accounts payable and pharmacy claims and discounts payable	576	1,928
Health care costs payable and other insurance liabilities	294	139
Other liabilities	188	1,372
Net cash provided by operating activities	$2,892	$3,305

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2020	1,733	(423)	$46,513	$(28,178)	$49,640	$1,414	$69,389	$312	$69,701
Net income	—	—	—	—	2,223	—	2,223	1	2,224
Other comprehensive loss (Note 6)	—	—	—	—	—	(392)	(392)	—	(392)
Stock option activity, stock awards and other	2	—	214	—	—	—	214	—	214
ESPP issuances, net of purchase of treasury shares	—	1	—	76	—	—	76	—	76
Common stock dividends	—	—	—	—	(660)	—	(660)	—	(660)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	1	1
Balance at March 31, 2021	1,735	(422)	$46,727	$(28,102)	$51,203	$1,022	$70,850	$314	$71,164

Balance at December 31, 2019	1,727	(425)	$45,972	$(28,235)	$45,108	$1,019	$63,864	$306	$64,170
Adoption of new accounting standard (3)	—	—	—	—	(3)	—	(3)	—	(3)
Net income	—	—	—	—	2,007	—	2,007	5	2,012
Other comprehensive loss (Note 6)	—	—	—	—	—	(332)	(332)	—	(332)
Stock option activity, stock awards and other	2	—	208	—	—	—	208	—	208
ESPP issuances, net of purchase of treasury shares	—	1	—	53	—	—	53	—	53
Common stock dividends	—	—	—	—	(657)	—	(657)	—	(657)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	23	23
Balance at March 31, 2020	1,729	(424)	$46,180	$(28,182)	$46,455	$687	$65,140	$334	$65,474
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of March 31, 2021 and 2020 and December 31, 2020 and 2019.
(2)Common stock and capital surplus includes the par value of common stock of $17 million as of March 31, 2021 and 2020 and December 31, 2020 and 2019.
(3)Reflects the adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), which resulted in a decrease to retained earnings of $3 million during the three months ended March 31, 2020.

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Significant Accounting Policies

Description of Business

CVS Health Corporation (“CVS Health”), together with its subsidiaries (collectively, the “Company”), has more than 9,900 retail locations, approximately 1,100 walk-in medical clinics, a leading pharmacy benefits manager with approximately 108 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year and expanding specialty pharmacy services. The Company also serves an estimated 34 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.
The coronavirus disease 2019 (“COVID-19”) continues to impact the economies of the U.S. and other countries around the world. The impact of COVID-19 on the Company’s businesses, operating results, cash flows and financial condition, as well as information regarding certain expected impacts of COVID-19 on the Company, is discussed throughout this Quarterly Report on Form 10-Q.

The Company has four reportable segments: Health Care Benefits, Pharmacy Services, Retail/LTC and Corporate/Other, which are described below.

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

Retail/LTC Segment
The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, COVID-19 and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of March 31, 2021, the Retail/LTC segment operated more than 9,900 retail locations, approximately 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Health and its subsidiaries have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

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

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	March 31, 2021	December 31, 2020
Cash and cash equivalents	$5,598	$7,854
Restricted cash (included in other assets)	313	276
Total cash, cash equivalents and restricted cash in the statements of cash flows	$5,911	$8,130

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net is composed of the following:

In millions	March 31, 2021	December 31, 2020
Trade receivables	$7,748	$7,101
Vendor and manufacturer receivables	10,556	9,815
Premium receivables	3,101	2,628
Other receivables	2,450	2,198
Total accounts receivable, net	$23,855	$21,742

The Company’s allowance for credit losses was $375 million and $358 million as of March 31, 2021 and December 31,
2020, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

Revenue Recognition

Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source in each segment for the three months ended March 31, 2021 and 2020:

In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended March 31, 2021
Major goods/services lines:
Pharmacy	$—	$36,141	$17,885	$—	$(11,074)	$42,952
Front Store	—	—	4,642	—	—	4,642
Premiums	18,942	—	—	18	—	18,960
Net investment income	148	—	46	103	—	297
Other	1,393	180	701	14	(42)	2,246
Total	$20,483	$36,321	$23,274	$135	$(11,116)	$69,097

Pharmacy Services distribution channel:
Pharmacy network (1)		$21,893
Mail choice (2)		14,248
Other		180
Total		$36,321

Three Months Ended March 31, 2020
Major goods/services lines:
Pharmacy	$—	$34,774	$17,355	$—	$(10,257)	$41,872
Front Store	—	—	5,208	—	—	5,208
Premiums	17,621	—	—	19	—	17,640
Net investment income	93	—	—	69	—	162
Other	1,484	209	186	2	(8)	1,873
Total	$19,198	$34,983	$22,749	$90	$(10,265)	$66,755

Pharmacy Services distribution channel:
Pharmacy network (1)		$21,100
Mail choice (2)		13,674
Other		209
Total		$34,983
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

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	March 31, 2021	December 31, 2020
Trade receivables (included in accounts receivable, net)	$7,748	$7,101
Contract liabilities (included in accrued expenses)	80	71

During the three months ended March 31, 2021 and 2020, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. Below is a summary of such changes:

	Three Months Ended March 31,
In millions	2021	2020
Contract liabilities, beginning of the period	$71	$73
Rewards earnings and gift card issuances	93	99
Redemption and breakage	(84)	(87)
Contract liabilities, end of the period	$80	$85

Health Insurer Fee

Since January 1, 2014, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) has imposed an annual premium-based health insurer fee (the “HIF”). The HIF, which is payable each September, is not deductible for federal income tax purposes. In December 2019, the HIF was repealed for calendar years after 2020, therefore there was no expense related to the HIF in the three months ended March 31, 2021. In the three months ended March 31, 2020, operating expenses included $271 million related to the Company’s estimated share of the 2020 HIF.

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of $9 million and $20 million in the three months ended March 31, 2021 and 2020, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services, LLC (“Heartland”). Heartland operates several LTC pharmacies in four states. Heartland paid the Company $18 million and $21 million for pharmaceutical inventory purchases during the three months ended March 31, 2021 and 2020, respectively. Additionally, the Company performs certain collection functions for Heartland and then transfers those customer cash collections to Heartland. The Company’s investment in and equity in the earnings of Heartland for all periods presented is immaterial.

New Accounting Pronouncements Recently Adopted

Simplifying the Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this new accounting standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated operating results, cash flows, financial condition or related disclosures.

New Accounting Pronouncements Not Yet Adopted

Targeted Improvements to the Accounting for Long-Duration Insurance Contracts
In August 2018, the FASB issued ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (Topic 944). This standard requires the Company to review cash flow assumptions for its long-duration insurance contracts at least annually and recognize the effect of changes in future cash flow assumptions in net income. This standard also requires the Company to update discount rate assumptions quarterly and recognize the effect of changes in these assumptions in other comprehensive income. The rate used to discount the Company’s liability for future policy benefits will be based on an estimate of the yield for an upper-medium grade fixed-income instrument with a duration profile matching that of the Company’s liabilities. In addition, this standard changes the amortization method for deferred acquisition costs and requires additional disclosures regarding the long duration insurance contract liabilities in the Company’s interim and annual financial statements. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company will adopt the new standard on January 1, 2023, using the modified retrospective transition method as of the earliest period presented for changes to the liability for future policy benefits and deferred acquisition costs. While the Company is still evaluating the impact of the new standard on its financial statements, the Company anticipates an increase to its liability for future policy benefits with a corresponding change in accumulated other comprehensive income as a result of updating the rate used to discount the liabilities to reflect the yield for an upper-medium grade fixed-income instrument compared to the Company’s expected investment yield under the existing guidance.

2.Investments

Total investments at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021			December 31, 2020
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$3,003	$18,501	$21,504	$2,774	$18,414	$21,188
Mortgage loans	187	810	997	226	821	1,047
Other investments	—	1,714	1,714	—	1,577	1,577
Total investments	$3,190	$21,025	$24,215	$3,000	$20,812	$23,812

Debt Securities

Debt securities available for sale at March 31, 2021 and December 31, 2020 were as follows:

In millions	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Debt securities:
U.S. government securities	$2,236	$72	$(2)	$2,306
States, municipalities and political subdivisions	2,778	142	(4)	2,916
U.S. corporate securities	8,671	689	(36)	9,324
Foreign securities	2,655	215	(12)	2,858
Residential mortgage-backed securities	744	24	(6)	762
Commercial mortgage-backed securities	943	55	(13)	985
Other asset-backed securities	2,295	30	(2)	2,323
Redeemable preferred securities	27	3	—	30
Total debt securities (2)	$20,349	$1,230	$(75)	$21,504

December 31, 2020
Debt securities:
U.S. government securities	$2,341	$128	$—	$2,469
States, municipalities and political subdivisions	2,556	172	—	2,728
U.S. corporate securities	7,879	1,023	(8)	8,894
Foreign securities	2,595	324	(1)	2,918
Residential mortgage-backed securities	673	32	—	705
Commercial mortgage-backed securities	962	84	—	1,046
Other asset-backed securities	2,369	36	(2)	2,403
Redeemable preferred securities	21	4	—	25
Total debt securities (2)	$19,396	$1,803	$(11)	$21,188
_____________________________________________
(1)There was no allowance for credit losses recorded on available-for-sale debt securities at March 31, 2021 or December 31, 2020.
(2)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At March 31, 2021, debt securities with a fair value of $870 million, gross unrealized capital gains of $90 million and gross unrealized capital losses of $2 million and at December 31, 2020, debt securities with a fair value of $919 million, gross unrealized capital gains of $135 million and no gross unrealized capital losses were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The amortized cost and fair value of debt securities at March 31, 2021 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,199	$1,213
One year through five years	6,997	7,289
After five years through ten years	4,150	4,367
Greater than ten years	4,021	4,565
Residential mortgage-backed securities	744	762
Commercial mortgage-backed securities	943	985
Other asset-backed securities	2,295	2,323
Total	$20,349	$21,504

Summarized below are the debt securities the Company held at March 31, 2021 and December 31, 2020 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
March 31, 2021
Debt securities:
U.S. government securities	235	$877	$2	—	$—	$—	235	$877	$2
States, municipalities and political subdivisions	219	386	4	—	—	—	219	386	4
U.S. corporate securities	1,199	1,633	35	11	12	1	1,210	1,645	36
Foreign securities	293	453	12	7	8	—	300	461	12
Residential mortgage-backed securities	105	396	6	5	—	—	110	396	6
Commercial mortgage-backed securities	112	311	13	—	—	—	112	311	13
Other asset-backed securities	231	476	2	25	31	—	256	507	2
Redeemable preferred securities	2	5	—	—	—	—	2	5	—
Total debt securities	2,396	$4,537	$74	48	$51	$1	2,444	$4,588	$75

December 31, 2020
Debt securities:
U.S. government securities	32	$205	$—	—	$—	$—	32	$205	$—
States, municipalities and political subdivisions	49	83	—	—	—	—	49	83	—
U.S. corporate securities	145	155	8	2	—	—	147	155	8
Foreign securities	41	69	1	5	5	—	46	74	1
Residential mortgage-backed securities	23	26	—	3	—	—	26	26	—
Commercial mortgage-backed securities	22	75	—	—	—	—	22	75	—
Other asset-backed securities	156	256	1	49	41	1	205	297	2
Total debt securities	468	$869	$10	59	$46	$1	527	$915	$11

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at March 31, 2021 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of March 31, 2021, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at March 31, 2021 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$9	$—	$9	$—
One year through five years	2	—	1,569	13	1,571	13
After five years through ten years	29	—	1,287	25	1,316	25
Greater than ten years	23	1	455	15	478	16
Residential mortgage-backed securities	—	—	396	6	396	6
Commercial mortgage-backed securities	6	1	305	12	311	13
Other asset-backed securities	3	—	504	2	507	2
Total	$63	$2	$4,525	$73	$4,588	$75

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the three months ended March 31, 2021 and 2020, the Company had the following activity in its mortgage loan portfolio:

	Three Months Ended March 31,
In millions	2021	2020
New mortgage loans	$47	$8
Mortgage loans fully repaid	90	44
Mortgage loans foreclosed	—	—

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

Based on the Company’s assessments at March 31, 2021 and December 31, 2020, the amortized cost basis of the Company's mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2021	2020	2019	2018	2017	Prior	Total
March 31, 2021
1	$—	$—	$—	$—	$22	$36	$58
2 to 4	30	48	97	75	112	542	904
5 and 6	—	—	—	3	4	28	35
7	—	—	—	—	—	—	—
Total	$30	$48	$97	$78	$138	$606	$997

December 31, 2020
1		$—	$—	$—	$22	$37	$59
2 to 4		46	96	91	124	595	952
5 and 6		—	—	3	4	29	36
7		—	—	—	—	—	—
Total		$46	$96	$94	$150	$661	$1,047

Net Investment Income

Sources of net investment income for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
In millions	2021	2020
Debt securities	$157	$144
Mortgage loans	15	15
Other investments	86	47
Gross investment income	258	206
Investment expenses	(8)	(8)
Net investment income (excluding net realized capital gains or losses)	250	198
Net realized capital gains (losses) (1)	47	(36)
Net investment income (2)	$297	$162
_____________________________________________
(1)Net realized capital gains are net of yield-related impairment losses on debt securities of $30 million in the three months ended March 31, 2021. There were no credit-related losses on debt securities in the three months ended March 31, 2021. Net realized capital losses include credit-related and yield-related impairment losses on debt securities of $45 million and $41 million, respectively, in the three months ended March 31, 2020.
(2)Net investment income includes $9 million and $11 million for the three months ended March 31, 2021 and 2020, respectively, related to investments supporting experience-rated products.

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
In millions	2021	2020
Proceeds from sales	$1,348	$723
Gross realized capital gains	22	20
Gross realized capital losses	9	35

3.Fair Value

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

For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 “Fair Value” in the 2020 Form 10-K.

There were no financial liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at March 31, 2021 or December 31, 2020. Financial assets measured at fair value on a recurring basis on the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020 were as follows:

In millions	Level 1	Level 2	Level 3	Total
March 31, 2021
Cash and cash equivalents	$1,913	$3,685	$—	$5,598
Debt securities:
U.S. government securities	2,256	50	—	2,306
States, municipalities and political subdivisions	—	2,916	—	2,916
U.S. corporate securities	—	9,282	42	9,324
Foreign securities	—	2,858	—	2,858
Residential mortgage-backed securities	—	762	—	762
Commercial mortgage-backed securities	—	985	—	985
Other asset-backed securities	—	2,323	—	2,323
Redeemable preferred securities	—	29	1	30
Total debt securities	2,256	19,205	43	21,504
Equity securities	15	—	30	45
Total	$4,184	$22,890	$73	$27,147

December 31, 2020
Cash and cash equivalents	$3,985	$3,869	$—	$7,854
Debt securities:
U.S. government securities	2,370	99	—	2,469
States, municipalities and political subdivisions	—	2,727	1	2,728
U.S. corporate securities	—	8,842	52	8,894
Foreign securities	—	2,918	—	2,918
Residential mortgage-backed securities	—	705	—	705
Commercial mortgage-backed securities	—	1,046	—	1,046
Other asset-backed securities	—	2,403	—	2,403
Redeemable preferred securities	—	24	1	25
Total debt securities	2,370	18,764	54	21,188
Equity securities	17	—	30	47
Total	$6,372	$22,633	$84	$29,089

During the three months ended March 31, 2021 and 2020, there were no transfers into or out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the condensed consolidated balance sheets at adjusted cost or contract value at March 31, 2021 and December 31, 2020 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
March 31, 2021
Assets:
Mortgage loans	$997	$—	$—	$1,011	$1,011
Equity securities (1)	194	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	322	—	—	353	353
Long-term debt	61,692	68,890	—	—	68,890

December 31, 2020
Assets:
Mortgage loans	$1,047	$—	$—	$1,070	$1,070
Equity securities (1)	145	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	322	—	—	371	371
Long-term debt	64,647	75,940	—	—	75,940
_____________________________________________
(1)It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

Separate Accounts assets relate to the Company’s large case pensions products which represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021				December 31, 2020
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5	$249	$—	$254	$2	$186	$—	$188
Debt securities	1,084	2,655	—	3,739	1,465	2,634	—	4,099
Equity securities	—	2	—	2	—	2	—	2
Common/collective trusts	—	480	—	480	—	563	—	563
Total (1)	$1,089	$3,386	$—	$4,475	$1,467	$3,385	$—	$4,852
_____________________________________________
(1)Excludes $217 million and $29 million of other receivables at March 31, 2021 and December 31, 2020, respectively.

4.Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
In millions	2021	2020
Health care costs payable, beginning of the period	$7,936	$6,879
Less: Reinsurance recoverables	10	5
Health care costs payable, beginning of the period, net	7,926	6,874
Acquisition	—	412
Add: Components of incurred health care costs
Current year	16,291	14,764
Prior years	(652)	(464)
Total incurred health care costs (1)	15,639	14,300
Less: Claims paid
Current year	9,538	8,773
Prior years	5,767	5,242
Total claims paid	15,305	14,015
Add: Premium deficiency reserve	7	10
Health care costs payable, end of the period, net	8,267	7,581
Add: Reinsurance recoverables	5	4
Health care costs payable, end of the period	$8,272	$7,585
_____________________________________________
(1)Total incurred health care costs for the three months ended March 31, 2021 and 2020 in the table above exclude (i) $7 million and $10 million, respectively, related to a premium deficiency reserve related to the Company’s Medicaid products, (ii) $13 million and $9 million, respectively, of benefit costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the Company’s unaudited condensed consolidated balance sheets and (iii) $45 million and $68 million, respectively, of benefit costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s estimates of prior years’ health care costs payable decreased by $652 million and $464 million, respectively, in the three months ended March 31, 2021 and 2020, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At March 31, 2021, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $6.5 billion. The majority of the Company’s liabilities for IBNR plus expected development on reported claims at March 31, 2021 related to the current year.

5.Shareholders’ Equity

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

During the three months ended March 31, 2021 and 2020, the Company did not repurchase any shares of its common stock. At March 31, 2021, the Company had remaining authorization to repurchase an aggregate of up to approximately $13.9 billion of its common shares under the 2016 Repurchase Program.

Dividends

The quarterly cash dividend declared by the Board was $0.50 per share in each of the three-month periods ended March 31, 2021 and 2020. CVS Health has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

6.Other Comprehensive Income
Shareholders’ equity included the following activity in accumulated other comprehensive income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
In millions	2021	2020
Net unrealized investment gains (losses):
Beginning of period balance	$1,214	$774
Other comprehensive loss before reclassifications ($(487) and $(486) pretax)	(400)	(394)
Amounts reclassified from accumulated other comprehensive income ($17 and $101 pretax) (1)	14	83
Other comprehensive loss	(386)	(311)
End of period balance	828	463

Foreign currency translation adjustments:
Beginning of period balance	7	4
Other comprehensive loss before reclassifications	(2)	(12)
Other comprehensive loss	(2)	(12)
End of period balance	5	(8)

Net cash flow hedges:
Beginning of period balance	248	279
Other comprehensive loss before reclassifications ($0 and $(7) pretax)	—	(5)
Amounts reclassified from accumulated other comprehensive income ($(5) and $(6) pretax) (2)	(4)	(4)
Other comprehensive loss	(4)	(9)
End of period balance	244	270

Pension and other postretirement benefits:
Beginning of period balance	(55)	(38)
Other comprehensive income	—	—
End of period balance	(55)	(38)

Total beginning of period accumulated other comprehensive income	1,414	1,019
Total other comprehensive loss	(392)	(332)
Total end of period accumulated other comprehensive income	$1,022	$687
_____________________________________________
(1)Amounts reclassified from accumulated other comprehensive income for specifically identified debt securities are included in net investment income in the unaudited condensed consolidated statements of operations.
(2)Amounts reclassified from accumulated other comprehensive income for specifically identified cash flow hedges are included in interest expense in the unaudited condensed consolidated statements of operations. The Company expects to reclassify approximately $13 million, net of tax, in net gains associated with its cash flow hedges into net income within the next 12 months.

7.Earnings Per Share

Earnings per share is computed using the two-class method. Stock appreciation rights and options to purchase 10 million and 12 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following is a reconciliation of basic and diluted earnings per share for the respective periods:

	Three Months Ended March 31,
In millions, except per share amounts	2021	2020
Numerator for earnings per share calculation:
Net income attributable to CVS Health	$2,223	$2,007

Denominator for earnings per share calculation:
Weighted average shares, basic	1,313	1,306
Effect of dilutive securities	9	6
Weighted average shares, diluted	1,322	1,312

Earnings per share:
Basic	$1.69	$1.54
Diluted	$1.68	$1.53

8.Commitments and Contingencies

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

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations, and any significant adverse impact of COVID-19 on such purchasers and/or former subsidiaries increases the risk that the Company will be required to satisfy those obligations. As of March 31, 2021, the Company guaranteed 74 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2030.

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

Litigation and Regulatory Proceedings

The Company has been involved or is currently involved in numerous legal proceedings, including litigation, arbitration, government investigations, audits, reviews and claims. These include routine, regular and special investigations, audits and reviews by the U.S. Centers for Medicare & Medicaid Services (“CMS”), state insurance and health and welfare departments, state attorneys general, the U.S. Drug Enforcement Administration (the “DEA”) and other governmental authorities.

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

Prescription Processing Litigation and Investigations

The Company is named as a defendant in a number of lawsuits and is subject to a number of investigations concerning its prescription processing practices, including the following:

U.S. ex rel. Bassan et al. v. Omnicare, Inc. and CVS Health Corp. and U.S. ex rel. Mohajer et al. v. Omnicare, Inc. and CVS Health Corp. (U.S. District Court for the Southern District of New York). In December 2019, the U.S. Attorney’s Office for the Southern District of New York (the “SDNY”) filed complaints-in-intervention in these two previously sealed qui tam cases. Mohajer has been dismissed, but Bassan remains active. The complaint alleges that for certain non-skilled nursing facilities,

Omnicare improperly filled prescriptions beyond one year where a valid prescription did not exist and that these dispensing events violated the federal False Claims Act. The Company is defending itself against these claims.

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

Provider Proceedings

The Company is named as a defendant in purported class actions and individual lawsuits arising out of its practices related to the payment of claims for services rendered to its members by providers with whom the Company has a contract and with whom the Company does not have a contract (“out-of-network providers”). Among other things, these lawsuits allege that the Company paid too little to its health plan members and/or providers for out-of-network services and/or otherwise allege that the Company failed to timely or appropriately pay or administer out-of-network claims and benefits (including the Company’s post payment audit and collection practices and reductions in payments to providers due to sequestration). Other major health insurers are the subject of similar litigation or have settled similar litigation.

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

In 2012, CMS revised its audit methodology for RADV audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under the revised methodology, among other things, CMS will extrapolate the error rate identified in the audit sample of approximately 200 members to all risk adjusted premium payments made under the contract being audited. For contract years prior to 2011, CMS did not extrapolate sample error rates to the entire contract. As a result, the revised methodology may increase the Company’s exposure to premium refunds to CMS based on incomplete medical records maintained by providers. Since 2013, CMS has selected certain of the Company’s Medicare Advantage contracts for various contract years for RADV audit, and the number of RADV audits continues to increase. The Company is currently unable to predict which of its Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to the Company, the effect of any such refunds or adjustments on the actuarial soundness of the Company’s Medicare Advantage bids, or whether any RADV audit findings would require the Company to change its method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in the Company’s bids for prior contract years, the current contract year or future contract years. Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV, Public Exchange related or other audits by CMS, HHS-OIG or otherwise, including audits of the Company’s minimum medical loss ratio (“MLR”) rebates, methodology and/or reports, could be material and could adversely affect the Company’s operating results, cash flows and/or financial condition.

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

Stockholder Matters

Beginning in February 2019, multiple class action complaints, as well as a derivative complaint were filed by putative plaintiffs against the Company and certain current and former officers and directors. The plaintiffs in these cases assert a variety of causes of action under federal securities laws that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the performance of the Company’s LTC business unit. Since filing, several of the cases have been consolidated, and the first-filed federal case, City of Miami Fire Fighters’ and Police Officers’ Retirement Trust, et al. (formerly known as Anarkat), was dismissed with prejudice in February 2021. Plaintiffs have moved for reconsideration. A second, consolidated case, Labourers’ Pension Fund of Central & Eastern Canada, was dismissed by the New York Supreme Court, Appellate Division (First Department) in March 2021; plaintiffs have moved for reargument. The Company and its current and former officers and directors are defending themselves against these claims.

In August and September 2020, two ERISA class actions were filed in the U.S. District Court for the District of Connecticut against CVS Health, Aetna Inc. (“Aetna”), and several current and former executives, directors and/or members of Aetna’s Compensation and Talent Management Committee: Radcliffe v. Aetna Inc., et al. and Flaim v. Aetna Inc., et al. The plaintiffs in these cases assert a variety of causes of action premised on allegations that the defendants breached fiduciary duties and engaged in prohibited transactions relating to participants in the Aetna 401(k) Plan’s investment in company stock between December 3, 2017 and February 20, 2019, claiming losses related to the performance of the Company’s LTC business unit. The district court consolidated the actions and the Company is defending itself against these claims. The Company also received a related document request pursuant to ERISA § 104(b), to which the Company has responded.

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

9.Segment Reporting

The Company has three operating segments, Health Care Benefits, Pharmacy Services and Retail/LTC, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the Company’s chief operating decision maker (the “CODM”) evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income, which is defined as operating income (GAAP measure) excluding the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. See the reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income below for further context regarding the items excluded from operating income in determining adjusted operating income. The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Pharmacy Services (1)	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended
March 31, 2021
Revenues from external customers	$20,315	$33,313	$15,140	$32	$—	$68,800
Intersegment revenues	20	3,008	8,088	—	(11,116)	—
Net investment income	148	—	46	103	—	297
Total revenues	20,483	36,321	23,274	135	(11,116)	69,097
Adjusted operating income (loss)	1,782	1,507	1,394	(303)	(175)	4,205

March 31, 2020
Revenues from external customers	$19,097	$32,118	$15,357	$21	$—	$66,593
Intersegment revenues	8	2,865	7,392	—	(10,265)	—
Net investment income	93	—	—	69	—	162
Total revenues	19,198	34,983	22,749	90	(10,265)	66,755
Adjusted operating income (loss)	1,491	1,181	1,902	(285)	(176)	4,113
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $3.4 billion of retail co-payments in each of the three-month periods ended March 31, 2021 and 2020.

The following are reconciliations of consolidated operating income to adjusted operating income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
In millions	2021	2020
Operating income (GAAP measure)	$3,577	$3,458
Amortization of intangible assets (1)	587	586
Acquisition-related integration costs (2)	41	69
Adjusted operating income	$4,205	$4,113
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
(2)During the three months ended March 31, 2021 and 2020, acquisition-related integration costs relate to the acquisition of Aetna. The acquisition-related integration costs are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.

Index to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of March 31, 2021, the related condensed consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 16, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 4, 2021

Form 10-Q Table of Contents
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation (“CVS Health”), together with its subsidiaries (collectively, the “Company,” “we,” “our” or “us”), is a diversified health services company united around a common purpose of helping people on their path to better health. In an increasingly connected and digital world, we are meeting people wherever they are and changing health care to meet their needs. The Company has more than 9,900 retail locations, approximately 1,100 walk-in medical clinics, a leading pharmacy benefits manager with approximately 108 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year and expanding specialty pharmacy services. The Company also serves an estimated 34 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs. As we move through the year, the Company is expected to benefit from the continuation of its enterprise-wide cost savings initiatives, including ongoing digitalization and technology improvements, a reduction in non-retail real estate associated with workforce management changes and initiatives to increase productivity and operational efficiency.

The Company has four reportable segments: Health Care Benefits, Pharmacy Services, Retail/LTC and Corporate/Other, which are described below.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment is one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services, and health information technology products and services. The Health Care Benefits segment also provided workers’ compensation administrative services through its Coventry Health Care Workers’ Compensation business (“Workers’ Compensation business”) prior to the sale of this business on July 31, 2020. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” During 2021, the Health Care Benefits segment is expected to benefit from Medicare membership growth, partially offset by the adverse impact of the coronavirus disease 2019 (“COVID-19”) pandemic and the repeal of the non-deductible health insurer fee (“HIF”) for calendar years after 2020. The projected medical benefit ratio (“MBR”) is expected to increase compared to 2020, reflecting the return to more normal levels of utilization, the repeal of the HIF, lower Medicare risk adjustment revenue and the continued shift in business mix. The COVID-19 pandemic is expected to adversely impact earnings in 2021 due to the regulatory changes included in the Consolidated Appropriations Act of 2021; testing, treatment and vaccination costs; and lower Medicare risk adjustment revenue.

Overview of the Pharmacy Services Segment

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, including plan design offerings and administration, formulary management, retail pharmacy network management services, mail order pharmacy, specialty pharmacy and infusion services, clinical services, disease management services and medical spend management. The Pharmacy Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, plans offered on public health insurance exchanges and private health insurance exchanges and other sponsors of health benefit plans throughout the United States. The Pharmacy Services segment operates retail specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies, compounding pharmacies and branches for infusion and enteral nutrition services. During 2021, the Pharmacy Services segment is expected to benefit from continued growth in specialty pharmacy and our ability to drive further improvements in purchasing economics, partially offset by continued price compression.

Overview of the Retail/LTC Segment

The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, coronavirus disease 2019 (“COVID-19”) and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of March 31, 2021, the Retail/LTC segment operated more than 9,900 retail locations, approximately 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and onsite pharmacies. During 2021, the Retail/LTC segment is expected to benefit from increased prescription volume, diagnostic testing and vaccinations and improved generic drug purchasing, partially offset by continued reimbursement pressure.

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

COVID-19

The COVID-19 pandemic continues to impact the economies of the U.S. and other countries around the world. We believe COVID-19’s impact on our businesses, operating results, cash flows and/or financial condition primarily will be driven by the geographies impacted and the severity and duration of the pandemic, as well as the pandemic’s impact on the U.S. and global economies, consumer behavior and health care utilization patterns. In addition, as described in the “Government Regulation” section of the 2020 Form 10-K, federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 may not effectively combat the severity and/or duration of the COVID-19 pandemic, and have resulted in a myriad of impacts on our businesses. Those primary drivers are beyond our knowledge and control. As a result, the impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be adverse and material. Specific COVID-19 related impacts on the Company during the three months ended March 31, 2021 and 2020 are further described below.

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three months ended March 31, 2021 and 2020, and the significant developments affecting the Company’s financial condition since December 31, 2020. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the 2020 Form 10-K.

Summary of Consolidated Financial Results

	Three Months Ended March 31,		Change
In millions	2021	2020	$	%
Revenues:
Products	$47,387	$47,003	$384	0.8%
Premiums	18,960	17,640	1,320	7.5%
Services	2,453	1,950	503	25.8%
Net investment income	297	162	135	83.3%
Total revenues	69,097	66,755	2,342	3.5%
Operating costs:
Cost of products sold	40,894	40,347	547	1.4%
Benefit costs	15,704	14,387	1,317	9.2%
Operating expenses	8,922	8,563	359	4.2%
Total operating costs	65,520	63,297	2,223	3.5%
Operating income	3,577	3,458	119	3.4%
Interest expense	657	733	(76)	(10.4)%
Other income	(50)	(54)	4	7.4%
Income before income tax provision	2,970	2,779	191	6.9%
Income tax provision	746	767	(21)	(2.7)%
Net income	2,224	2,012	212	10.5%
Net income attributable to noncontrolling interests	(1)	(5)	4	80.0%
Net income attributable to CVS Health	$2,223	$2,007	$216	10.8%

Commentary - Three Months Ended March 31, 2021 vs. 2020

Revenues
•Total revenues increased $2.3 billion, or 3.5%, in the three months ended March 31, 2021 compared to the prior year driven by growth across all segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $359 million, or 4.2%, in the three months ended March 31, 2021 compared to the prior year. The increase in operating expenses was primarily due to incremental costs associated with COVID-19 related services and protocols in the Retail/LTC segment and increased operating expenses associated with growth in the business. These increases were partially offset by the repeal of the HIF for 2021 and the favorable impact of enterprise-wide cost savings initiatives in 2021.
•Operating expenses as a percentage of total revenues remained relatively consistent at 12.9% and 12.8% in the three months ended March 31, 2021 and 2020, respectively.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income increased $119 million, or 3.4%, in the three months ended March 31, 2021 compared to the prior year. The increase in operating income was primarily due to growth in the Pharmacy Services and Health Care Benefits segments, partially offset by declines in the Retail/LTC segment.

•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense decreased $76 million, or 10.4%, in the three months ended March 31, 2021 compared to the prior year primarily due to lower debt in the three months ended March 31, 2021. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision
•The Company’s effective income tax rate was 25.1% for the three months ended March 31, 2021 compared to 27.6% for the three months ended March 31, 2020. The decrease in the effective income tax rate was primarily due to the repeal of the HIF for 2021.

Segment Analysis

The following discussion of segment operating results is presented based on the Company’s reportable segments in accordance with the accounting guidance for segment reporting and is consistent with the segment disclosure in Note 9 ‘‘Segment Reporting’’ to the unaudited condensed consolidated financial statements.

The Company has three operating segments, Health Care Benefits, Pharmacy Services and Retail/LTC, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the Company’s chief operating decision maker (the “CODM”) evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income, which is defined as operating income (GAAP measure) excluding the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. See the reconciliations of operating income (GAAP measure) to adjusted operating income below for further context regarding the items excluded from operating income in determining adjusted operating income. The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Pharmacy Services (1)	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended
March 31, 2021
Total revenues	$20,483	$36,321	$23,274	$135	$(11,116)	$69,097
Adjusted operating income (loss)	1,782	1,507	1,394	(303)	(175)	4,205
March 31, 2020
Total revenues	19,198	34,983	22,749	90	(10,265)	66,755
Adjusted operating income (loss)	1,491	1,181	1,902	(285)	(176)	4,113
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $3.4 billion of retail co-payments in each of the three-month periods ended March 31, 2021 and 2020.

The following are reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income to segment adjusted operating income:

	Three Months Ended March 31, 2021
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,380	$1,452	$1,265	$(345)	$(175)	$3,577
Amortization of intangible assets (1)	402	55	129	1	—	587
Acquisition-related integration costs (2)	—	—	—	41	—	41
Adjusted operating income (loss)	$1,782	$1,507	$1,394	$(303)	$(175)	$4,205

	Three Months Ended March 31, 2020
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,095	$1,114	$1,780	$(355)	$(176)	$3,458
Amortization of intangible assets (1)	396	67	122	1	—	586
Acquisition-related integration costs (2)	—	—	—	69	—	69
Adjusted operating income (loss)	$1,491	$1,181	$1,902	$(285)	$(176)	$4,113

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
(2)During the three months ended March 31, 2021 and 2020, acquisition-related integration costs relate to the Company’s acquisition (the “Aetna Acquisition”) of Aetna Inc. (“Aetna”). The acquisition-related integration costs are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages and basis points (“bps”)	2021	2020	$	%
Revenues:
Premiums	$18,942	$17,621	$1,321	7.5%
Services	1,393	1,484	(91)	(6.1)%
Net investment income	148	93	55	59.1%
Total revenues	20,483	19,198	1,285	6.7%
Benefit costs	15,757	14,516	1,241	8.5%
MBR	83.2%	82.4%	80	bps
Operating expenses	$3,346	$3,587	$(241)	(6.7)%
Operating expenses as a % of total revenues	16.3%	18.7%
Operating income	$1,380	$1,095	$285	26.0%
Operating income as a % of total revenues	6.7%	5.7%
Adjusted operating income (1)	$1,782	$1,491	$291	19.5%
Adjusted operating income as a % of total revenues	8.7%	7.8%
Premium revenues (by business):
Government	$13,917	$12,469	$1,448	11.6%
Commercial	5,025	5,152	(127)	(2.5)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Care Benefits segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended March 31, 2021 vs. 2020

Revenues
•Total revenues increased $1.3 billion, or 6.7%, to $20.5 billion in the three months ended March 31, 2021 compared to the prior year primarily driven by growth in the Government Services business, partially offset by the unfavorable impact of the repeal of the HIF for 2021.

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
•The MBR increased 80 basis points from 82.4% to 83.2% in the three months ended March 31, 2021 compared to the prior year primarily driven by the repeal of the HIF for 2021 and lower Medicare risk adjustment revenue. These increases were partially offset by improved performance in the Company’s Medicaid products and favorable development of prior-years’ health care cost estimates.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses decreased $241 million, or 6.7%, in the three months ended March 31, 2021 compared to the prior year. The decrease in operating expenses was primarily due to the repeal of the HIF for 2021 and the impact of cost savings initiatives in the three months ended March 31, 2021, partially offset by incremental operating expenses to support the increased membership described above.
•Operating expenses as a percentage of total revenues decreased to 16.3% in the three months ended March 31, 2021 compared to 18.7% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily due to the repeal of the HIF for 2021.

Adjusted operating income
•Adjusted operating income increased $291 million, or 19.5% in the three months ended March 31, 2021 compared to the prior year. The increase in adjusted operating income was primarily driven by improved performance in the Government Services business and the impact of cost savings initiatives.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	March 31, 2021			December 31, 2020			March 31, 2020
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,201	13,584	16,785	3,258	13,644	16,902	3,372	14,206	17,578
Medicare Advantage	2,874	—	2,874	2,705	—	2,705	2,584	—	2,584
Medicare Supplement	1,146	—	1,146	1,082	—	1,082	913	—	913
Medicaid	2,184	637	2,821	2,100	623	2,723	1,835	552	2,387
Total medical membership	9,405	14,221	23,626	9,145	14,267	23,412	8,704	14,758	23,462

Supplemental membership information:
Medicare Prescription Drug Plan (standalone)			5,694			5,490			5,624

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
•Medical membership as of March 31, 2021 of 23.6 million increased approximately 214,000 members compared with December 31, 2020, primarily reflecting increases in Medicare and Medicaid products, partially offset by a decline in Commercial products.

Medicare Update
On January 15, 2021, the U.S. Centers for Medicare & Medicaid Services issued its final notice detailing final 2022 Medicare Advantage benchmark payment rates (the “Final Notice”). Final 2022 Medicare Advantage rates resulted in an increase in industry benchmark rates of approximately 4.1%.

Pharmacy Services Segment

The following table summarizes the Pharmacy Services segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2021	2020	$	%
Revenues:
Products	$36,067	$34,746	$1,321	3.8%
Services	254	237	17	7.2%
Total revenues	36,321	34,983	1,338	3.8%
Cost of products sold	34,523	33,503	1,020	3.0%
Operating expenses	346	366	(20)	(5.5)%
Operating expenses as a % of total revenues	1.0%	1.0%
Operating income	$1,452	$1,114	$338	30.3%
Operating income as a % of total revenues	4.0%	3.2%
Adjusted operating income (1)	$1,507	$1,181	$326	27.6%
Adjusted operating income as a % of total revenues	4.1%	3.4%
Revenues (by distribution channel):
Pharmacy network (2)	$21,893	$21,100	$793	3.8%
Mail choice (3)	14,248	13,674	574	4.2%
Other	180	209	(29)	(13.9)%
Pharmacy claims processed: (4)
Total	535.9	541.4	(5.5)	(1.0)%
Pharmacy network (2)	455.4	461.1	(5.7)	(1.2)%
Mail choice (3)	80.5	80.3	0.2	0.2%
Generic dispensing rate: (4)
Total	88.1%	89.0%
Pharmacy network (2)	88.5%	89.5%
Mail choice (3)	85.7%	85.7%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Pharmacy Services segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.
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

Commentary - Three Months Ended March 31, 2021 vs. 2020

Revenues
•Total revenues increased $1.3 billion, or 3.8%, to $36.3 billion in the three months ended March 31, 2021 compared to the prior year primarily driven by net new business, growth in specialty pharmacy, product mix and brand inflation, partially offset by continued price compression and a weak cough, cold and flu season.

Operating expenses
•Operating expenses in the Pharmacy Services segment include selling, general and administrative expenses; depreciation and amortization expense; and expenses related to specialty retail pharmacies, which include store and administrative payroll, employee benefits and occupancy costs.
•Operating expenses as a percentage of total revenues remained consistent at 1.0% in each of the three-month periods ended March 31, 2021 and 2020.

Adjusted operating income
•Adjusted operating income increased $326 million, or 27.6% in the three months ended March 31, 2021 compared to the prior year. The increase in adjusted operating income was primarily driven by improved purchasing economics and growth in specialty pharmacy, partially offset by continued price compression.
•As you review the Pharmacy Services segment’s performance in this area, you should consider the following important information about the business:
•The Company’s efforts to (i) retain existing clients, (ii) obtain new business and (iii) maintain or improve the rebates and/or discounts the Company receives from manufacturers, wholesalers and retail pharmacies continue to have an impact on adjusted operating income. In particular, competitive pressures in the PBM industry have caused the Company and other PBMs to continue to share with clients a larger portion of rebates and/or discounts received from pharmaceutical manufacturers. In addition, marketplace dynamics and regulatory changes have limited the Company’s ability to offer plan sponsors pricing that includes retail network “differential” or “spread,” and the Company expects these trends to continue. The “differential” or “spread” is any difference between the drug price charged to plan sponsors, including Medicare Part D plan sponsors, by a PBM and the price paid for the drug by the PBM to the dispensing provider.

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
•The Company’s pharmacy network claims processed on a 30-day equivalent basis decreased 1.2% to 455.4 million claims in the three months ended March 31, 2021 compared to 461.1 million claims in the prior year primarily driven by a weak cough, cold and flu season, partially offset by net new business in the three months ended March 31, 2021.
•The Company’s mail choice claims processed on a 30-day equivalent basis remained relatively consistent at 80.5 million claims in the three months ended March 31, 2021 compared to 80.3 million claims in the prior year.

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
•The Pharmacy Services segment’s total generic dispensing rate decreased to 88.1% in the three months ended March 31, 2021 compared to 89.0% in the prior year. The decrease in the segment’s generic dispensing rate was primarily driven by an increase in brand prescriptions, largely attributable to COVID-19 vaccinations in the three months ended March 31, 2021.

Retail/LTC Segment

The following table summarizes the Retail/LTC segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2021	2020	$	%
Revenues:
Products	$22,394	$22,522	$(128)	(0.6)%
Services	834	227	607	267.4%
Net investment income	46	—	46	100.0%
Total revenues	23,274	22,749	525	2.3%
Cost of products sold	17,042	16,578	464	2.8%
Operating expenses	4,967	4,391	576	13.1%
Operating expenses as a % of total revenues	21.3%	19.3%
Operating income	$1,265	$1,780	$(515)	(28.9)%
Operating income as a % of total revenues	5.4%	7.8%
Adjusted operating income (1)	$1,394	$1,902	$(508)	(26.7)%
Adjusted operating income as a % of total revenues	6.0%	8.4%
Revenues (by major goods/service lines):
Pharmacy	$17,885	$17,355	$530	3.1%
Front Store	4,642	5,208	(566)	(10.9)%
Other	701	186	515	276.9%
Net investment income	46	—	46	100.0%
Prescriptions filled (2)	375.4	375.1	0.3	0.1%
Same store sales increase (decrease): (3)
Total	0.4%	9.0%
Pharmacy	4.1%	9.3%
Front Store	(11.4)%	8.0%
Prescription volume (2)	1.0%	9.8%
Generic dispensing rate (2)	87.4%	89.3%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Retail/LTC segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.
(2)Includes an adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.
(3)Same store sales and prescription volume represent the change in revenues and prescriptions filled in the Company’s retail pharmacy stores that have been operating for greater than one year, expressed as a percentage that indicates the increase or decrease relative to the comparable prior period. Same store metrics exclude revenues from MinuteClinic, revenues and prescriptions from LTC operations. Management uses these metrics to evaluate the performance of existing stores on a comparable basis and to inform future decisions regarding existing stores and new locations. Same-store metrics provide management and investors with information useful in understanding the portion of current revenues and prescriptions resulting from organic growth in existing locations versus the portion resulting from opening new stores.

Commentary - Three Months Ended March 31, 2021 vs. 2020

Revenues
•Total revenues increased $525 million, or 2.3%, to $23.3 billion in the three months ended March 31, 2021 compared to the prior year primarily driven by increased COVID-19 diagnostic testing and vaccinations and brand inflation. These increases were partially offset by lower front store revenues, primarily due to the acceleration of demand in March 2020 as consumers prepared for the COVID-19 pandemic and a weak cough, cold and flu season; continued reimbursement pressure and the impact of recent generic introductions.
•Pharmacy same store sales increased 4.1% in the three months ended March 31, 2021 compared to the prior year. The increase was primarily driven by the 1.0% increase in pharmacy same store prescription volume on a 30-day equivalent basis and brand inflation. These increases were partially offset by continued reimbursement pressure and the impact of recent generic introductions.

•Front store same store sales decreased 11.4% in the three months ended March 31, 2021 compared to the prior year. The decrease was primarily due to the acceleration of demand in March 2020 as consumers prepared for the COVID-19 pandemic and a weak cough, cold and flu season.
•Other revenues increased $515 million in the three months ended March 31, 2021 compared to the prior year. The increase was primarily due to increased COVID-19 diagnostic testing in the three months ended March 31, 2021.

Operating expenses
•Operating expenses in the Retail/LTC segment include store payroll, store employee benefits, store occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.
•Operating expenses increased $576 million, or 13.1%, in the three months ended March 31, 2021 compared to the prior year. The increase was primarily due to incremental costs associated with COVID-19 related services and protocols in the three months ended March 31, 2021.
•Operating expenses as a percentage of total revenues increased to 21.3% in the three months ended March 31, 2021 compared to 19.3% in the prior year. The increase in operating expenses as a percentage of total revenues was primarily driven by the increases in operating expenses described above.

Adjusted operating income
•Adjusted operating income decreased $508 million, or 26.7% in the three months ended March 31, 2021 compared to the prior year. The decrease in adjusted operating income was primarily driven by continued reimbursement pressure and the lower front store volume described above. These decreases were partially offset by increased COVID-19 diagnostic testing in the three months ended March 31, 2021.
•As you review the Retail/LTC segment’s performance in this area, you should consider the following important information about the business:
•The segment’s adjusted operating income has been adversely affected by the efforts of managed care organizations, PBMs and governmental and other third-party payors to reduce their prescription drug costs, including the use of restrictive networks, as well as changes in the mix of business within the pharmacy portion of the Retail/LTC segment. If the reimbursement pressure accelerates, the segment may not be able grow revenues, and its adjusted operating income could be adversely affected.
•The increased use of generic drugs has positively impacted the segment’s adjusted operating income but has resulted in third-party payors augmenting their efforts to reduce reimbursement payments to retail pharmacies for prescriptions. This trend, which the Company expects to continue, reduces the benefit the segment realizes from brand to generic drug conversions.

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
•Prescriptions filled remained relatively consistent on a 30-day equivalent basis in the three months ended March 31, 2021 compared to the prior year, with COVID-19 vaccinations and the continued adoption of patient care programs largely offset by the impact of a weak cough, cold and flu season, the acceleration of demand in March 2020 as consumers prepared for the COVID-19 pandemic and decreased long-term care prescription volume.

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
•The Retail/LTC segment’s generic dispensing rate decreased to 87.4% in the three months ended March 31, 2021 compared to 89.3% in the prior year. The decrease in the segment’s generic dispensing rate was primarily driven by an increase in brand prescriptions, largely attributable to COVID-19 vaccinations in the three months ended March 31, 2021.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2021	2020	$	%
Revenues:
Premiums	$18	$19	$(1)	(5.3)%
Services	14	2	12	600.0%
Net investment income	103	69	34	49.3%
Total revenues	135	90	45	50.0%
Cost of products sold	8	—	8	100.0%
Benefit costs	45	68	(23)	(33.8)%
Operating expenses	427	377	50	13.3%
Operating loss	(345)	(355)	10	2.8%
Adjusted operating loss (1)	(303)	(285)	(18)	(6.3)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended March 31, 2021 vs. 2020

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues increased $45 million, or 50.0% to $135 million in the three months ended March 31, 2021 compared to the prior year. The increase was primarily driven by increased net investment income, largely as a result of the adverse COVID-19 related capital markets volatility experienced in the three months ended March 31, 2020.

Adjusted operating loss
•Adjusted operating loss increased $18 million in the three months ended March 31, 2021 compared to the prior year. The increase was primarily driven by incremental operating expenses associated with Company’s investments in transformation, partially offset by the increase in net investment income in the three months ended March 31, 2021 described above.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, sale-leaseback program, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of March 31, 2021, the Company had approximately $5.6 billion in cash and cash equivalents, $712 million of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash during the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,		Change
In millions, except percentages	2021	2020	$	%
Net cash provided by operating activities	$2,892	$3,305	$(413)	(12.5)%
Net cash used in investing activities	(1,867)	(1,597)	(270)	16.9%
Net cash provided by (used in) financing activities	(3,244)	2,675	(5,919)	(221.3)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2,219)	$4,383	$(6,602)	(150.6)%

Commentary

•Net cash provided by operating activities decreased by $413 million in the three months ended March 31, 2021 compared to the prior year primarily due to the timing of payments and pricing actions during 2020 designed to recover the HIF, which was paid in the third quarter of 2020.
•Net cash used in investing activities increased by $270 million in the three months ended March 31, 2021 compared to the prior year primarily due to increased net purchases of investments, partially offset by a decrease in cash used for acquisitions.
•Net cash used in financing activities was $3.2 billion in the three months ended March 31, 2021 compared to net cash provided by financing activities of $2.7 billion in the prior year. The decrease in cash provided by financing activities primarily related to the absence of proceeds from the issuance of $4.0 billion of senior notes in the three months ended March 31, 2020 and increased repayments of long-term debt in the three months ended March 31, 2021 compared to the prior year.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company had $252 million of commercial paper outstanding at a weighted average interest rate of 0.13% as of March 31, 2021. In connection with its commercial paper program, the Company maintains a $1.0 billion 364-day unsecured back-up revolving credit facility, which expires on May 12, 2021 (the “2021 Facility”), a $1.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 18, 2022 (the “2022 Facility”), a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 17, 2023, and a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2024. The Company intends to replace both its 2021 Facility and its 2022 Facility with a new $2.0 billion five-year unsecured back-up revolving credit facility prior to the expiration of its 2021 Facility. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of March 31, 2021, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston
A subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of March 31, 2021 was approximately $975 million. As of March 31, 2021, there were no outstanding advances from the FHLBB.

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of March 31, 2021, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of March 31, 2021, the Company’s long-term debt was rated “Baa2” by Moody’s Investor Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Stable” by both Moody’s and S&P. In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Program

During the three months ended March 31, 2021 and 2020, the Company did not repurchase any shares of common stock. See Note 5 ‘‘Shareholders’ Equity’’ to the unaudited condensed consolidated financial statements for additional information on the Company’s share repurchase program.

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

Recoverability of Goodwill

During 2020, the Company performed its required annual impairment test of goodwill. The results of this impairment test indicated that there was no impairment of goodwill as of the testing date. The goodwill impairment test resulted in the fair values of all of the Company’s reporting units exceeding their carrying values by significant margins, with the exception of the Commercial Business and LTC reporting units, which exceeded their carrying values by approximately 6% and 12%, respectively.

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

The LTC reporting unit has continued to face challenges that affect the Company’s ability to grow the LTC reporting unit’s business at the rate estimated when its 2020 goodwill impairment test was performed and may continue to do so. These challenges include lower net bed additions and the prolonged adverse impact of the COVID-19 pandemic, which resulted in more significant declines in occupancy rates experienced by the Company’s long-term care facility customers than previously anticipated. Some of the key assumptions included in the Company’s financial projections to determine the estimated fair value of the LTC reporting unit include client retention rates; occupancy rates in skilled nursing facilities; the financial health of skilled nursing facility customers; facility reimbursement pressures; the Company’s ability to extract cost savings from labor productivity and other initiatives; the geographies impacted and the severity and duration of COVID-19; COVID-19’s impact on health care utilization patterns; and the timing, scope and impact of stimulus legislation as well as other federal, state and local governmental responses to COVID-19. The fair value of the LTC reporting unit also is dependent on market multiples of peer group companies and the risk-free interest rate environment, which impacts the discount rate used in the discounted cash flow valuation method.

The COVID-19 pandemic continues to evolve. The impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be adverse and material. If the LTC reporting unit does not achieve its forecasts, it is reasonably possible in the near term that the goodwill of the LTC reporting unit could be deemed to be impaired by a material amount. As of March 31, 2021, the goodwill balance in the LTC reporting unit was $431 million.

For a full description of the Company’s other critical accounting policies, see “Critical Accounting Policies” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2020 Form 10-K.

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

Certain information contained in this Quarterly Report on Form 10-Q (this “report”) is forward-looking within the meaning of the Reform Act or SEC rules. This information includes, but is not limited to the forward-looking information in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in Part I, Item 2 of this report. In addition, throughout this report and our other reports and communications, we use the following words or variations or negatives of these words and similar expressions when we intend to identify forward-looking statements:

·	Anticipates	·	Believes	·	Can	·	Continue	·	Could
·	Estimates	·	Evaluate	·	Expects	·	Explore	·	Forecast
·	Guidance	·	Intends	·	Likely	·	May	·	Might
·	Outlook	·	Plans	·	Potential	·	Predict	·	Probable
·	Projects	·	Seeks	·	Should	·	View	·	Will

All statements addressing the future operating performance of CVS Health or any segment or any subsidiary and/or future events or developments, including statements relating to the projected impact of COVID-19 on the Company’s businesses, investment portfolio, operating results, cash flows and/or financial condition, statements relating to corporate strategy, statements relating to future revenue, operating income or adjusted operating income, earnings per share or adjusted earnings per share, Pharmacy Services segment business, sales results and/or trends and/or operations, Retail/LTC segment business, sales results and/or trends and/or operations, Health Care Benefits segment business, sales results and/or trends, medical cost trends, medical membership, Medicare Part D membership, medical benefit ratios and/or operations, incremental investment spending, interest expense, effective tax rate, weighted-average share count, cash flow from operations, net capital expenditures, cash available for debt repayment, integration synergies, net synergies, integration costs, enterprise modernization, transformation, leverage ratio, cash available for enhancing shareholder value, inventory reduction, turn rate and/or loss rate, debt ratings, the Company’s ability to attract or retain customers and clients, store development and/or relocations, new product development, and the impact of industry and regulatory developments as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

Forward-looking statements rely on a number of estimates, assumptions and projections concerning future events, and are subject to a number of significant risks and uncertainties and other factors that could cause actual results to differ materially from those statements. Many of these risks and uncertainties and other factors are outside our control. Certain of these risks and uncertainties and other factors are described under “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020; these are not the only risks and uncertainties we face. There can be no assurance that the Company has identified all the risks that affect it. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial also may adversely affect the Company’s businesses. If any of those risks or uncertainties develops into actual events, those events or circumstances could have a material adverse effect on the Company’s businesses, operating results, cash flows, financial condition and/or stock price, among other effects.

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

Form 10-Q Table of Contents
Item 3.Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in exposures to market risk since December 31, 2020. See the information contained in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for a discussion of the Company’s exposures to market risk.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of March 31, 2021, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.Other Information

Item 1.Legal Proceedings

The information contained in Note 8 ‘‘Commitments and Contingencies’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.Risk Factors

There have been no material changes to the “Risk Factors” disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Those risk factors could adversely affect the Company’s businesses, operating results, cash flows and/or financial condition as well as the market price of the Company’s common shares.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended March 31, 2021, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase program authorized by CVS Health Corporation’s Board of Directors on November 2, 2016. See Note 5 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 through January 31, 2021	—	$—	—	$13,869,392,446
February 1, 2021 through February 28, 2021	—	$—	—	$13,869,392,446
March 1, 2021 through March 31, 2021	—	$—	—	$13,869,392,446
	—		—

Item 3.        Defaults Upon Senior Securities

None.

Form 10-Q Table of Contents

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

INDEX TO EXHIBITS

10	Material Contracts

10.1	Restrictive Covenant Agreement dated September 29, 2020 between the Registrant and Alan Lotvin

10.2	Change in Control Agreement dated October 15, 2012 between the Registrant and Alan Lotvin

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated May 4, 2021 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101	The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 2021 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	May 4, 2021	By:	/s/ Eva C. Boratto
Eva C. Boratto
Executive Vice President and Chief Financial Officer