Form 10-Q
period 2021-06-30
CVS HEALTH Corp
filed 2021-08-04
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of July 28, 2021, the registrant had 1,319,574,744 shares of common stock issued and outstanding.

Form 10-Q Table of Contents
Part I.Financial Information

Item 1.Financial Statements

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2021 and 2020	2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2021 and 2020	3

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2021 and December 31, 2020	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2021 and 2020	5

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the three months ended June 30, 2021 and 2020 and the three months ended March 31, 2021 and 2020	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Report of Independent Registered Public Accounting Firm	35

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2021	2020	2021	2020
Revenues:
Products	$50,525	$46,355	$97,912	$93,358
Premiums	18,983	16,927	37,943	34,567
Services	2,819	1,875	5,272	3,825
Net investment income	289	184	586	346
Total revenues	72,616	65,341	141,713	132,096
Operating costs:
Cost of products sold	43,520	40,242	84,414	80,589
Benefit costs	15,901	11,751	31,605	26,138
Operating expenses	8,869	8,668	17,791	17,231
Total operating costs	68,290	60,661	133,810	123,958
Operating income	4,326	4,680	7,903	8,138
Interest expense	636	765	1,293	1,498
Other income	(45)	(45)	(95)	(99)
Income before income tax provision	3,735	3,960	6,705	6,739
Income tax provision	944	974	1,690	1,741
Net income	2,791	2,986	5,015	4,998
Net income attributable to noncontrolling interests	(8)	(11)	(9)	(16)
Net income attributable to CVS Health	$2,783	$2,975	$5,006	$4,982

Net income per share attributable to CVS Health:
Basic	$2.11	$2.27	$3.80	$3.81
Diluted	$2.10	$2.26	$3.78	$3.79
Weighted average shares outstanding:
Basic	1,319	1,309	1,316	1,307
Diluted	1,327	1,314	1,325	1,313
Dividends declared per share	$0.50	$0.50	$1.00	$1.00

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Net income	$2,791	$2,986	$5,015	$4,998
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)	149	524	(237)	213
Foreign currency translation adjustments	1	6	(1)	(6)
Net cash flow hedges	(3)	(3)	(7)	(12)
Pension and other postretirement benefits	1	(1)	1	(1)
Other comprehensive income (loss)	148	526	(244)	194
Comprehensive income	2,939	3,512	4,771	5,192
Comprehensive income attributable to noncontrolling interests	(8)	(11)	(9)	(16)
Comprehensive income attributable to CVS Health	$2,931	$3,501	$4,762	$5,176

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$7,119	$7,854
Investments	3,006	3,000
Accounts receivable, net	24,164	21,742
Inventories	16,979	18,496
Other current assets	5,291	5,277
Total current assets	56,559	56,369
Long-term investments	22,136	20,812
Property and equipment, net	12,664	12,606
Operating lease right-of-use assets	20,476	20,729
Goodwill	79,552	79,552
Intangible assets, net	30,080	31,142
Separate accounts assets	4,880	4,881
Other assets	4,817	4,624
Total assets	$231,164	$230,715

Liabilities:
Accounts payable	$11,052	$11,138
Pharmacy claims and discounts payable	17,225	15,795
Health care costs payable	8,414	7,936
Policyholders’ funds	4,567	4,270
Accrued expenses	14,827	14,243
Other insurance liabilities	1,375	1,557
Current portion of operating lease liabilities	1,791	1,638
Current portion of long-term debt	60	5,440
Total current liabilities	59,311	62,017
Long-term operating lease liabilities	18,509	18,757
Long-term debt	59,294	59,207
Deferred income taxes	6,557	6,794
Separate accounts liabilities	4,880	4,881
Other long-term insurance liabilities	6,734	7,007
Other long-term liabilities	2,314	2,351
Total liabilities	157,599	161,014

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,742 shares issued and 1,318 shares outstanding at June 30, 2021 and 1,733 shares issued and 1,310 shares outstanding at December 31, 2020 and capital surplus	46,995	46,513
Treasury stock, at cost: 424 shares at June 30, 2021 and 423 shares at December 31, 2020	(28,252)	(28,178)
Retained earnings	53,331	49,640
Accumulated other comprehensive income	1,170	1,414
Total CVS Health shareholders’ equity	73,244	69,389
Noncontrolling interests	321	312
Total shareholders’ equity	73,565	69,701
Total liabilities and shareholders’ equity	$231,164	$230,715

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2021	2020
Cash flows from operating activities:
Cash receipts from customers	$136,621	$129,218
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(79,316)	(76,381)
Insurance benefits paid	(31,245)	(26,483)
Cash paid to other suppliers and employees	(14,900)	(14,688)
Interest and investment income received	394	395
Interest paid	(1,263)	(1,407)
Income taxes paid	(1,552)	(230)
Net cash provided by operating activities	8,739	10,424

Cash flows from investing activities:
Proceeds from sales and maturities of investments	3,947	2,710
Purchases of investments	(5,570)	(3,688)
Purchases of property and equipment	(1,315)	(1,190)
Acquisitions (net of cash acquired)	(108)	(768)
Other	72	6
Net cash used in investing activities	(2,974)	(2,930)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	3,946
Repayments of long-term debt	(5,423)	(1,016)
Dividends paid	(1,306)	(1,315)
Proceeds from exercise of stock options	330	166
Payments for taxes related to net share settlement of equity awards	(159)	(68)
Other	—	(16)
Net cash provided by (used in) financing activities	(6,558)	1,697
Net increase (decrease) in cash, cash equivalents and restricted cash	(793)	9,191
Cash, cash equivalents and restricted cash at the beginning of the period	8,130	5,954
Cash, cash equivalents and restricted cash at the end of the period	$7,337	$15,145

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2021	2020
Reconciliation of net income to net cash provided by operating activities:
Net income	$5,015	$4,998
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,263	2,188
Stock-based compensation	232	179
Deferred income taxes and other noncash items	(370)	(101)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,384)	(2,233)
Inventories	1,517	1,003
Other assets	(145)	(560)
Accounts payable and pharmacy claims and discounts payable	1,702	1,671
Health care costs payable and other insurance liabilities	104	(415)
Other liabilities	805	3,694
Net cash provided by operating activities	$8,739	$10,424

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2020	1,733	(423)	$46,513	$(28,178)	$49,640	$1,414	$69,389	$312	$69,701
Net income	—	—	—	—	2,223	—	2,223	1	2,224
Other comprehensive loss	—	—	—	—	—	(392)	(392)	—	(392)
Stock option activity, stock awards and other	2	—	214	—	—	—	214	—	214
ESPP issuances, net of purchase of treasury shares	—	1	—	76	—	—	76	—	76
Common stock dividends	—	—	—	—	(660)	—	(660)	—	(660)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	1	1
Balance at March 31, 2021	1,735	(422)	46,727	(28,102)	51,203	1,022	70,850	314	71,164
Net income	—	—	—	—	2,783	—	2,783	8	2,791
Other comprehensive income (Note 6)	—	—	—	—	—	148	148	—	148
Stock option activity, stock awards and other	7	—	268	—	—	—	268	—	268
Purchase of treasury shares, net of ESPP issuances	—	(2)	—	(150)	—	—	(150)	—	(150)
Common stock dividends	—	—	—	—	(655)	—	(655)	—	(655)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2021	1,742	(424)	$46,995	$(28,252)	$53,331	$1,170	$73,244	$321	$73,565
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of June 30, 2021, March 31, 2021 and December 31, 2020.
(2)Common stock and capital surplus includes the par value of common stock of $17 million as of June 30, 2021, March 31, 2021 and December 31, 2020.

Index to Condensed Consolidated Financial Statements

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2019	1,727	(425)	$45,972	$(28,235)	$45,108	$1,019	$63,864	$306	$64,170
Adoption of new accounting standard (3)	—	—	—	—	(3)	—	(3)	—	(3)
Net income	—	—	—	—	2,007	—	2,007	5	2,012
Other comprehensive loss	—	—	—	—	—	(332)	(332)	—	(332)
Stock option activity, stock awards and other	2	—	208	—	—	—	208	—	208
ESPP issuances, net of purchase of treasury shares	—	1	—	53	—	—	53	—	53
Common stock dividends	—	—	—	—	(657)	—	(657)	—	(657)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	23	23
Balance at March 31, 2020	1,729	(424)	46,180	(28,182)	46,455	687	65,140	334	65,474
Net income	—	—	—	—	2,975	—	2,975	11	2,986
Other comprehensive income (Note 6)	—	—	—	—	—	526	526	—	526
Stock option activity, stock awards and other	3	—	96	—	—	—	96	—	96
Purchase of treasury shares, net of ESPP issuances	—	(1)	—	(53)	—	—	(53)	—	(53)
Common stock dividends	—	—	—	—	(662)	—	(662)	—	(662)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Balance at June 30, 2020	1,732	(425)	$46,276	$(28,235)	$48,768	$1,213	$68,022	$333	$68,355
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

Pharmacy Services Segment
The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, including plan design offerings and administration, formulary management, retail pharmacy network management services, mail order pharmacy, specialty pharmacy and infusion services, clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Pharmacy Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, plans offered on public health insurance exchanges (“Public Exchanges”) and private health insurance exchanges, other sponsors of health benefit plans throughout the United States and Covered Entities. The Pharmacy Services segment operates retail specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies, compounding pharmacies and branches for infusion and enteral nutrition services.

Retail/LTC Segment
The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, COVID-19 and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of June 30, 2021, the Retail/LTC segment operated more than 9,900 retail locations, approximately 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies.

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

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	June 30, 2021	December 31, 2020
Cash and cash equivalents	$7,119	$7,854
Restricted cash (included in other assets)	218	276
Total cash, cash equivalents and restricted cash in the statements of cash flows	$7,337	$8,130

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net is composed of the following:

In millions	June 30, 2021	December 31, 2020
Trade receivables	$8,021	$7,101
Vendor and manufacturer receivables	10,955	9,815
Premium receivables	2,942	2,628
Other receivables	2,246	2,198
Total accounts receivable, net	$24,164	$21,742

The Company’s allowance for credit losses was $367 million and $358 million as of June 30, 2021 and December 31,
2020, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

Revenue Recognition

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source in each segment for the three and six months ended June 30, 2021 and 2020:

In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended June 30, 2021
Major goods/services lines:
Pharmacy	$—	$38,153	$18,873	$—	$(11,094)	$45,932
Front Store	—	—	5,254	—	—	5,254
Premiums	18,968	—	—	15	—	18,983
Net investment income	137	—	—	152	—	289
Other	1,420	161	601	15	(39)	2,158
Total	$20,525	$38,314	$24,728	$182	$(11,133)	$72,616

Pharmacy Services distribution channel:
Pharmacy network (1)		$22,918
Mail choice (2)		15,235
Other		161
Total		$38,314

Three Months Ended June 30, 2020
Major goods/services lines:
Pharmacy	$—	$34,645	$16,870	$—	$(9,741)	$41,774
Front Store	—	—	4,653	—	—	4,653
Premiums	16,913	—	—	14	—	16,927
Net investment income	127	—	—	57	—	184
Other	1,428	244	139	15	(23)	1,803
Total	$18,468	$34,889	$21,662	$86	$(9,764)	$65,341

Pharmacy Services distribution channel:
Pharmacy network (1)		$20,536
Mail choice (2)		14,109
Other		244
Total		$34,889

In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Six Months Ended June 30, 2021
Major goods/services lines:
Pharmacy	$—	$74,294	$36,758	$—	$(22,168)	$88,884
Front Store	—	—	9,896	—	—	9,896
Premiums	37,910	—	—	33	—	37,943
Net investment income	285	—	46	255	—	586
Other	2,813	341	1,302	29	(81)	4,404
Total	$41,008	$74,635	$48,002	$317	$(22,249)	$141,713

Pharmacy Services distribution channel:
Pharmacy network (1)		$44,811
Mail choice (2)		29,483
Other		341
Total		$74,635

Six Months Ended June 30, 2020
Major goods/services lines:
Pharmacy	$—	$69,419	$34,225	$—	$(19,998)	$83,646
Front Store	—	—	9,861	—	—	9,861
Premiums	34,534	—	—	33	—	34,567
Net investment income	220	—	—	126	—	346
Other	2,912	453	325	17	(31)	3,676
Total	$37,666	$69,872	$44,411	$176	$(20,029)	$132,096

Pharmacy Services distribution channel:
Pharmacy network (1)		$41,636
Mail choice (2)		27,783
Other		453
Total		$69,872
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

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	June 30, 2021	December 31, 2020
Trade receivables (included in accounts receivable, net)	$8,021	$7,101
Contract liabilities (included in accrued expenses)	79	71

During the six months ended June 30, 2021 and 2020, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. Below is a summary of such changes:

	Six Months Ended June 30,
In millions	2021	2020
Contract liabilities, beginning of the period	$71	$73
Rewards earnings and gift card issuances	183	179
Redemption and breakage	(175)	(174)
Contract liabilities, end of the period	$79	$78

Health Insurer Fee

Since January 1, 2014, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) has imposed an annual premium-based health insurer fee (the “HIF”). The HIF, which is payable each September, is not deductible for federal income tax purposes. In December 2019, the HIF was repealed for calendar years after 2020, therefore there was no expense related to the HIF in the three and six months ended June 30, 2021. In the three and six months ended June 30, 2020, operating expenses included $248 million and $519 million, respectively, related to the Company’s estimated share of the 2020 HIF.

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of $10 million and $3 million in the three months ended June 30, 2021 and 2020, respectively, and expensed fees for the use of this network of approximately $19 million and $23 million in the six months ended June 30, 2021 and 2020, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services, LLC (“Heartland”). Heartland operates several LTC pharmacies in four states. Heartland paid the Company $19 million and $22 million for pharmaceutical inventory purchases during the three months ended June 30, 2021 and 2020, respectively, and $37 million and $43 million for pharmaceutical inventory purchases during the six months ended June 30, 2021 and 2020, respectively. Additionally, the Company performs certain collection functions for Heartland and then transfers those customer cash collections to Heartland. The Company’s investment in and equity in the earnings of Heartland for all periods presented is immaterial.

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

2.Investments

Total investments at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021			December 31, 2020
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,878	$19,468	$22,346	$2,774	$18,414	$21,188
Mortgage loans	128	848	976	226	821	1,047
Other investments	—	1,820	1,820	—	1,577	1,577
Total investments	$3,006	$22,136	$25,142	$3,000	$20,812	$23,812

Debt Securities

Debt securities available for sale at June 30, 2021 and December 31, 2020 were as follows:

In millions	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Debt securities:
U.S. government securities	$2,320	$91	$(1)	$2,410
States, municipalities and political subdivisions	2,978	168	(2)	3,144
U.S. corporate securities	8,754	822	(14)	9,562
Foreign securities	2,652	247	(6)	2,893
Residential mortgage-backed securities	812	20	(3)	829
Commercial mortgage-backed securities	1,023	63	(5)	1,081
Other asset-backed securities	2,372	26	(1)	2,397
Redeemable preferred securities	27	3	—	30
Total debt securities (2)	$20,938	$1,440	$(32)	$22,346

December 31, 2020
Debt securities:
U.S. government securities	$2,341	$128	$—	$2,469
States, municipalities and political subdivisions	2,556	172	—	2,728
U.S. corporate securities	7,879	1,023	(8)	8,894
Foreign securities	2,595	324	(1)	2,918
Residential mortgage-backed securities	673	32	—	705
Commercial mortgage-backed securities	962	84	—	1,046
Other asset-backed securities	2,369	36	(2)	2,403
Redeemable preferred securities	21	4	—	25
Total debt securities (2)	$19,396	$1,803	$(11)	$21,188
_____________________________________________
(1)There was no allowance for expected credit losses recorded on available-for-sale debt securities at June 30, 2021 or December 31, 2020.
(2)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At June 30, 2021, debt securities with a fair value of $886 million, gross unrealized capital gains of $110 million and gross unrealized capital losses of $1 million and at December 31, 2020, debt securities with a fair value of $919 million, gross unrealized capital gains of $135 million and no gross unrealized capital losses were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The amortized cost and fair value of debt securities at June 30, 2021 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,168	$1,183
One year through five years	7,095	7,397
After five years through ten years	4,418	4,682
Greater than ten years	4,050	4,777
Residential mortgage-backed securities	812	829
Commercial mortgage-backed securities	1,023	1,081
Other asset-backed securities	2,372	2,397
Total	$20,938	$22,346

Summarized below are the debt securities the Company held at June 30, 2021 and December 31, 2020 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
June 30, 2021
Debt securities:
U.S. government securities	15	$76	$1	—	$—	$—	15	$76	$1
States, municipalities and political subdivisions	146	302	2	1	4	—	147	306	2
U.S. corporate securities	807	1,125	13	8	9	1	815	1,134	14
Foreign securities	237	374	6	2	2	—	239	376	6
Residential mortgage-backed securities	100	398	3	5	—	—	105	398	3
Commercial mortgage-backed securities	85	241	5	—	—	—	85	241	5
Other asset-backed securities	272	505	1	24	28	—	296	533	1
Redeemable preferred securities	1	3	—	—	—	—	1	3	—
Total debt securities	1,663	$3,024	$31	40	$43	$1	1,703	$3,067	$32

December 31, 2020
Debt securities:
U.S. government securities	32	$205	$—	—	$—	$—	32	$205	$—
States, municipalities and political subdivisions	49	83	—	—	—	—	49	83	—
U.S. corporate securities	145	155	8	2	—	—	147	155	8
Foreign securities	41	69	1	5	5	—	46	74	1
Residential mortgage-backed securities	23	26	—	3	—	—	26	26	—
Commercial mortgage-backed securities	22	75	—	—	—	—	22	75	—
Other asset-backed securities	156	256	1	49	41	1	205	297	2
Total debt securities	468	$869	$10	59	$46	$1	527	$915	$11

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at June 30, 2021 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of June 30, 2021, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at June 30, 2021 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$23	$—	$23	$—
One year through five years	1	—	1,005	7	1,006	7
After five years through ten years	15	—	613	11	628	11
Greater than ten years	2	1	236	4	238	5
Residential mortgage-backed securities	—	—	398	3	398	3
Commercial mortgage-backed securities	6	—	235	5	241	5
Other asset-backed securities	1	—	532	1	533	1
Total	$25	$1	$3,042	$31	$3,067	$32

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the three and six months ended June 30, 2021 and 2020, the Company had the following activity in its mortgage loan portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
New mortgage loans	$73	$16	$120	$24
Mortgage loans fully repaid	82	33	172	77
Mortgage loans foreclosed	—	—	—	—

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

Based on the Company’s assessments at June 30, 2021 and December 31, 2020, the amortized cost basis of the Company's mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2021	2020	2019	2018	2017	Prior	Total
June 30, 2021
1	$—	$—	$—	$—	$23	$30	$53
2 to 4	118	57	88	73	71	490	897
5 and 6	—	—	—	3	4	11	18
7	—	—	—	—	—	8	8
Total	$118	$57	$88	$76	$98	$539	$976

December 31, 2020
1		$—	$—	$—	$22	$37	$59
2 to 4		46	96	91	124	595	952
5 and 6		—	—	3	4	29	36
7		—	—	—	—	—	—
Total		$46	$96	$94	$150	$661	$1,047

Net Investment Income

Sources of net investment income for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Debt securities	$160	$146	$317	$290
Mortgage loans	13	15	28	30
Other investments	112	(20)	198	27
Gross investment income	285	141	543	347
Investment expenses	(9)	(9)	(17)	(17)
Net investment income (excluding net realized capital gains or losses)	276	132	526	330
Net realized capital gains (1)	13	52	60	16
Net investment income (2)	$289	$184	$586	$346
_____________________________________________
(1)Net realized capital gains are net of yield-related impairment losses on debt securities of $2 million and $32 million, respectively, in the three and six months ended June 30, 2021. There were no credit-related losses on debt securities in the three and six months ended June 30, 2021. Net realized capital gains include the reversal of previously recorded credit-related impairment losses on debt securities of $42 million and yield-related impairment losses on debt securities of $1 million in the three months ended June 30, 2020. Net realized capital gains are net of credit-related and yield-related impairment losses on debt securities of $3 million and $42 million, respectively, in the six months ended June 30, 2020.
(2)Net investment income includes $10 million and $19 million for the three and six months ended June 30, 2021, respectively, and $10 million and $21 million for the three and six months ended June 30, 2020, respectively, related to investments supporting experience-rated products.

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Proceeds from sales	$919	$1,419	$2,267	$2,142
Gross realized capital gains	20	23	42	43
Gross realized capital losses	1	21	10	56

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

There were no financial liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at June 30, 2021 or December 31, 2020. Financial assets measured at fair value on a recurring basis on the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020 were as follows:

In millions	Level 1	Level 2	Level 3	Total
June 30, 2021
Cash and cash equivalents	$3,538	$3,581	$—	$7,119
Debt securities:
U.S. government securities	2,365	45	—	2,410
States, municipalities and political subdivisions	—	3,144	—	3,144
U.S. corporate securities	—	9,521	41	9,562
Foreign securities	—	2,893	—	2,893
Residential mortgage-backed securities	—	829	—	829
Commercial mortgage-backed securities	—	1,081	—	1,081
Other asset-backed securities	—	2,397	—	2,397
Redeemable preferred securities	—	29	1	30
Total debt securities	2,365	19,939	42	22,346
Equity securities	30	—	30	60
Total	$5,933	$23,520	$72	$29,525

December 31, 2020
Cash and cash equivalents	$3,985	$3,869	$—	$7,854
Debt securities:
U.S. government securities	2,370	99	—	2,469
States, municipalities and political subdivisions	—	2,727	1	2,728
U.S. corporate securities	—	8,842	52	8,894
Foreign securities	—	2,918	—	2,918
Residential mortgage-backed securities	—	705	—	705
Commercial mortgage-backed securities	—	1,046	—	1,046
Other asset-backed securities	—	2,403	—	2,403
Redeemable preferred securities	—	24	1	25
Total debt securities	2,370	18,764	54	21,188
Equity securities	17	—	30	47
Total	$6,372	$22,633	$84	$29,089

During the three and six months ended June 30, 2021 and 2020, there were no transfers into or out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the condensed consolidated balance sheets at adjusted cost or contract value at June 30, 2021 and December 31, 2020 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
June 30, 2021
Assets:
Mortgage loans	$976	$—	$—	$992	$992
Equity securities (1)	129	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	324	—	—	363	363
Long-term debt	59,354	68,364	—	—	68,364

December 31, 2020
Assets:
Mortgage loans	$1,047	$—	$—	$1,070	$1,070
Equity securities (1)	145	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	322	—	—	371	371
Long-term debt	64,647	75,940	—	—	75,940
_____________________________________________
(1)It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

Separate Accounts assets relate to the Company’s large case pensions products which represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021				December 31, 2020
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2	$227	$—	$229	$2	$186	$—	$188
Debt securities	1,075	2,961	—	4,036	1,465	2,634	—	4,099
Equity securities	—	2	—	2	—	2	—	2
Common/collective trusts	—	513	—	513	—	563	—	563
Total (1)	$1,077	$3,703	$—	$4,780	$1,467	$3,385	$—	$4,852
_____________________________________________
(1)Excludes $100 million and $29 million of other receivables at June 30, 2021 and December 31, 2020, respectively.

4.Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
In millions	2021	2020
Health care costs payable, beginning of the period	$7,936	$6,879
Less: Reinsurance recoverables	10	5
Health care costs payable, beginning of the period, net	7,926	6,874
Acquisition	—	412
Add: Components of incurred health care costs
Current year	32,183	26,390
Prior years	(709)	(420)
Total incurred health care costs (1)	31,474	25,970
Less: Claims paid
Current year	24,600	20,223
Prior years	6,409	5,704
Total claims paid	31,009	25,927
Add: Premium deficiency reserve	5	29
Health care costs payable, end of the period, net	8,396	7,358
Add: Reinsurance recoverables	18	4
Health care costs payable, end of the period	$8,414	$7,362
_____________________________________________
(1)Total incurred health care costs for the six months ended June 30, 2021 and 2020 in the table above exclude (i) $5 million and $29 million, respectively, related to a premium deficiency reserve related to the Company’s Medicaid products, (ii) $27 million and $20 million, respectively, of benefit costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the Company’s unaudited condensed consolidated balance sheets and (iii) $99 million and $119 million, respectively, of benefit costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s estimates of prior years’ health care costs payable decreased by $709 million and $420 million, respectively, in the six months ended June 30, 2021 and 2020, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At June 30, 2021, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $6.4 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims at June 30, 2021 related to the current year.

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

During the six months ended June 30, 2021 and 2020, the Company did not repurchase any shares of its common stock. At June 30, 2021, the Company had remaining authorization to repurchase an aggregate of up to approximately $13.9 billion of its common shares under the 2016 Repurchase Program.

Dividends

The quarterly cash dividend declared by the Board was $0.50 per share in each of the three-month periods ended June 30, 2021 and 2020. Cash dividends declared by the Board were $1.00 per share in each of the six-month periods ended June 30, 2021 and 2020. CVS Health has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

6.Other Comprehensive Income
Shareholders’ equity included the following activity in accumulated other comprehensive income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Net unrealized investment gains (losses):
Beginning of period balance	$828	$463	$1,214	$774
Other comprehensive income (loss) before reclassifications ($214, $681, $(273), $195 pretax)	164	560	(236)	166
Amounts reclassified from accumulated other comprehensive income ($(18), $(44), $(1), $57 pretax) (1)	(15)	(36)	(1)	47
Other comprehensive income (loss)	149	524	(237)	213
End of period balance	977	987	977	987

Foreign currency translation adjustments:
Beginning of period balance	5	(8)	7	4
Other comprehensive income (loss) before reclassifications	1	6	(1)	(6)
Other comprehensive income (loss)	1	6	(1)	(6)
End of period balance	6	(2)	6	(2)

Net cash flow hedges:
Beginning of period balance	244	270	248	279
Other comprehensive loss before reclassifications ($0, $0, $0, $(7) pretax)	—	—	—	(5)
Amounts reclassified from accumulated other comprehensive income ($(4), $(4), $(9), $(10) pretax) (2)	(3)	(3)	(7)	(7)
Other comprehensive loss	(3)	(3)	(7)	(12)
End of period balance	241	267	241	267

Pension and other postretirement benefits:
Beginning of period balance	(55)	(38)	(55)	(38)
Other comprehensive loss before reclassifications ($0, $(8), $0, and $(8) pretax)	—	(6)	—	(6)
Amounts reclassified from accumulated other comprehensive loss ($1, $7, $1 and $7 pretax) (3)	1	5	1	5
Other comprehensive income (loss)	1	(1)	1	(1)
End of period balance	(54)	(39)	(54)	(39)

Total beginning of period accumulated other comprehensive income	1,022	687	1,414	1,019
Total other comprehensive income (loss)	148	526	(244)	194
Total end of period accumulated other comprehensive income	$1,170	$1,213	$1,170	$1,213
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
(3)Amounts reclassified from accumulated other comprehensive loss for specifically identified pension and other postretirement benefits are included in other income in the unaudited condensed consolidated statements of operations.

7.Earnings Per Share

Earnings per share is computed using the two-class method. Stock appreciation rights and options to purchase 8 million and 9 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2021, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, stock appreciation rights and options to purchase 17 million and 15 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2020, respectively.

The following is a reconciliation of basic and diluted earnings per share for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2021	2020	2021	2020
Numerator for earnings per share calculation:
Net income attributable to CVS Health	$2,783	$2,975	$5,006	$4,982

Denominator for earnings per share calculation:
Weighted average shares, basic	1,319	1,309	1,316	1,307
Effect of dilutive securities	8	5	9	6
Weighted average shares, diluted	1,327	1,314	1,325	1,313

Earnings per share:
Basic	$2.11	$2.27	$3.80	$3.81
Diluted	$2.10	$2.26	$3.78	$3.79

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

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations, and any significant adverse impact of COVID-19 on such purchasers and/or former subsidiaries increases the risk that the Company will be required to satisfy those obligations. As of June 30, 2021, the Company guaranteed 73 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2030.

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
The Company is facing multiple lawsuits, including by a State Attorney General, governmental subdivisions and several putative class actions, regarding drug pricing and its rebate arrangements with drug manufacturers. These complaints, brought under a variety of legal theories, generally allege that rebate agreements between the drug manufacturers and PBMs caused inflated prices for certain drug products. The Company is defending itself against these claims. The Company has also received subpoenas, civil investigative demands (“CIDs”) and other requests for documents and information from, and is being investigated by, Attorneys General of several states and the District of Columbia regarding its PBM practices, including pricing and rebates. The Company has been providing documents and information in response to these subpoenas, CIDs and requests for information.

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

Controlled Substances Litigation, Audits and Subpoenas

In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against various defendants by plaintiffs such as counties, cities, hospitals, Indian tribes and third-party payors, alleging claims generally concerning the impacts of widespread prescription opioid abuse. The consolidated multidistrict litigation captioned In re National Prescription Opiate Litigation (MDL No. 2804) is pending in the U.S. District Court for the Northern District of Ohio. This multidistrict litigation presumptively includes hundreds of relevant federal court cases that name the Company as a defendant. A significant number of similar cases that name the Company as a defendant in some capacity are pending in state courts. In addition, the Company has been named as a defendant in similar cases brought by certain state Attorneys General. The Company is defending itself against all such claims. Additionally, the Company has received subpoenas, CIDs and/or other requests for information regarding opioids from state Attorneys General and insurance and other regulators of several U.S. jurisdictions. The Company has been cooperating with the government with respect to these subpoenas, CIDs and other requests for information. In June 2021, prior to the start of the New York State Court bellwether trial, the Company reached a settlement with Nassau and Suffolk Counties for an immaterial amount.

In January 2020, the U.S. Department of Justice (the “DOJ”) served the Company with a DEA administrative subpoena. The subpoena seeks documents relating to practices with respect to prescription opioids and other controlled substances at CVS Pharmacy locations in connection with an investigation concerning potential violations of the federal Controlled Substances Act and the federal False Claims Act. The Company has been providing documents and information in response to this subpoena.

Prescription Processing Litigation and Investigations

The Company is named as a defendant in a number of lawsuits and is subject to a number of investigations concerning its prescription processing practices, including the following:

U.S. ex rel. Bassan et al. v. Omnicare, Inc. and CVS Health Corp. (U.S. District Court for the Southern District of New York). In December 2019, the U.S. Attorney’s Office for the Southern District of New York (the “SDNY”) filed a complaint-in-

intervention in this previously sealed qui tam case. The complaint alleges that for certain non-skilled nursing facilities, Omnicare improperly filled prescriptions beyond one year where a valid prescription did not exist and that these dispensing events violated the federal False Claims Act. The Company is defending itself against these claims.

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

In April 2020, the Company received a CID from the Office of the Washington Attorney General, Medicaid Fraud Control Division, on behalf of the State of Washington and all other states, as well as the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The investigation involved, among other things, possible retention of overpayments and possible submission of false claims for Medicaid reimbursement relating to drugs prescribed by providers who were excluded by the applicable federal and/or state Medicaid programs. In June 2021, the government withdrew this CID and indicated that no further action is required from the Company with respect to the April 2020 CID.

Stockholder Matters

Beginning in February 2019, multiple class action complaints, as well as a derivative complaint, were filed by putative plaintiffs against the Company and certain current and former officers and directors. The plaintiffs in these cases assert a variety of causes of action under federal securities laws that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the performance of the Company’s LTC business unit. The Company and its current and former officers and directors are defending themselves against these claims. Since filing, several of the cases have been consolidated, and the first-filed federal case, City of Miami Fire Fighters’ and Police Officers’ Retirement Trust, et al. (formerly known as Anarkat), was dismissed with prejudice in February 2021. Plaintiffs filed a notice of appeal with the First Circuit after their motion for reconsideration was denied. The Company has moved to dismiss the other federal case, In re CVS Health Corp. Securities Act Litigation (formerly known as Waterford). In March 2021, the New York Supreme Court, Appellate Division (First Department) dismissed the consolidated Labourers’ Pension Fund of Central & Eastern Canada case; plaintiffs’ motion for reargument was denied and this matter is now concluded.

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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Pharmacy Services (1)	Retail/ LTC	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
June 30, 2021
Revenues from external customers	$20,367	$35,745	$16,185	$30	$—	$72,327
Intersegment revenues	21	2,569	8,543	—	(11,133)	—
Net investment income	137	—	—	152	—	289
Total revenues	20,525	38,314	24,728	182	(11,133)	72,616
Adjusted operating income (loss)	1,614	1,755	2,049	(369)	(162)	4,887

June 30, 2020
Revenues from external customers	$18,318	$32,623	$14,187	$29	$—	$65,157
Intersegment revenues	23	2,266	7,475	—	(9,764)	—
Net investment income	127	—	—	57	—	184
Total revenues	18,468	34,889	21,662	86	(9,764)	65,341
Adjusted operating income (loss)	3,464	1,327	1,057	(343)	(177)	5,328

Six Months Ended
June 30, 2021
Revenues from external customers	$40,682	$69,058	$31,325	$62	$—	$141,127
Intersegment revenues	41	5,577	16,631	—	(22,249)	—
Net investment income	285	—	46	255	—	586
Total revenues	41,008	74,635	48,002	317	(22,249)	141,713
Adjusted operating income (loss)	3,396	3,262	3,443	(672)	(337)	9,092

June 30, 2020
Revenues from external customers	$37,415	$64,741	$29,544	$50	$—	$131,750
Intersegment revenues	31	5,131	14,867	—	(20,029)	—
Net investment income	220	—	—	126	—	346
Total revenues	37,666	69,872	44,411	176	(20,029)	132,096
Adjusted operating income (loss)	4,955	2,508	2,959	(628)	(353)	9,441
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $2.8 billion and $2.6 billion of retail co-payments for the three months ended June 30, 2021 and 2020, respectively, and $6.2 billion and $6.0 billion of retail co-payments for the six months ended June 30, 2021 and 2020, respectively.
(2)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Pharmacy Services segment, and/or the Retail/LTC segment. Intersegment adjusted operating income eliminations occur when members of Pharmacy Services Segment clients (“PSS members”) enrolled in Maintenance Choice® elect to pick up maintenance prescriptions at one of the Company’s retail pharmacies instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail/LTC segments record the adjusted operating income on a stand-alone basis.

The following are reconciliations of consolidated operating income to adjusted operating income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Operating income (GAAP measure)	$4,326	$4,680	$7,903	$8,138
Amortization of intangible assets (1)	582	578	1,169	1,164
Acquisition-related integration costs (2)	40	70	81	139
Acquisition purchase price adjustment outside of measurement period (3)	(61)	—	(61)	—
Adjusted operating income	$4,887	$5,328	$9,092	$9,441
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
(2)During the three and six months ended June 30, 2021 and 2020, acquisition-related integration costs relate to the acquisition of Aetna. The acquisition-related integration costs are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(3)In June 2021, the Company received $61 million related to a purchase price working capital adjustment for an acquisition completed during the first quarter of 2020. The resolution of this matter occurred subsequent to the acquisition accounting measurement period and is reflected in the Company’s unaudited GAAP condensed consolidated statements of operations for the three and six months ended June 30, 2021 as a reduction of operating expenses within the Health Care Benefits segment.

Index to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of June 30, 2021, the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2021 and 2020, the related condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2021 and 2020 and June 30, 2021 and 2020, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 4, 2021

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

Overview of the Pharmacy Services Segment

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, including plan design offerings and administration, formulary management, retail pharmacy network management services, mail order pharmacy, specialty pharmacy and infusion services, clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and Covered Entities. The Pharmacy Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, plans offered on public health insurance exchanges and private health insurance exchanges, other sponsors of health benefit plans throughout the United States and Covered Entities. The Pharmacy Services segment operates retail specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies, compounding pharmacies and branches for infusion and enteral nutrition services.

Overview of the Retail/LTC Segment

The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, coronavirus disease 2019 (“COVID-19”) and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of June 30, 2021, the Retail/LTC segment operated more than 9,900 retail locations, approximately 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and onsite pharmacies.

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

Overview of Current Trends

We also face trends and uncertainties specific to our reportable segments, certain of which are summarized below and also discussed in the review of our segment results. For the remainder of the year, the Company believes you should consider the following important information:

•The COVID-19 pandemic continues to impact the economies of the U.S. and other countries around the world. We believe COVID-19’s impact on our businesses, operating results, cash flows and/or financial condition primarily will be driven by the geographies impacted and the severity and duration of the pandemic, as well as the pandemic’s impact on the U.S. and global economies, consumer behavior and health care utilization patterns. In addition, as described in the “Government Regulation” section of the 2020 Form 10-K, federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 may not effectively combat the severity and/or duration of the COVID-19 pandemic, and have resulted in a myriad of impacts on our businesses. Those primary drivers are beyond our knowledge and control. As a result, the impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be adverse and material. Specific COVID-19 related impacts on the Company during the three and six months ended June 30, 2021 and 2020 are further described below.
•The Health Care Benefits segment is expected to experience lower Medicare risk adjustment revenue and modestly elevated medical costs for the remainder of the year, with non-COVID-19 related utilization returning towards baseline levels and continued COVID-19 related costs, largely related to treatment, testing and the administration of the vaccine. The Company also expects to incur higher operating expenses during the fourth quarter related to investments to support future growth and readiness for the start of the 2022 plan year.
•The Pharmacy Services segment is expected to continue to benefit from our ability to drive improvements in purchasing economics and growth in specialty pharmacy, albeit at a slower pace than experienced in the first half of the year, partially offset by continued price compression. We expect year-over-year growth to moderate in the remainder of the year due to operating results in the second half of 2020 reflecting the benefit of the launch of our group purchasing organization entity and specialty generic launches. The Company also expects to incur higher operating expenses during the fourth quarter related to investments to enhance operations, digital and clinical trials capabilities and readiness for the start of the 2022 plan year.
•The Retail/LTC segment is expected to continue to benefit from increased prescription volume and improved generic drug purchasing, partially offset by continued pharmacy reimbursement pressure. While COVID-19 diagnostic testing and vaccinations are expected to continue for the remainder of 2021, we expect vaccinations to slow in the second half of the year. The extent of COVID-19 vaccinations and diagnostic testing will be dependent upon various factors including vaccine hesitancy, the emergence of new variants and the availability and administration of pediatric and booster vaccinations.
•The Company is expected to continue to benefit from its cost savings initiatives, including ongoing digitalization and technology improvements, a reduction in non-retail real estate associated with workforce management changes and initiatives to increase productivity and operational efficiency. The Company also expects incremental investments in wages, including an increase in the minimum wage for store, warehouse and call center colleagues in support of its initiatives to retain and attract talent for its community health destinations.

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three and six months ended June 30, 2021 and 2020, and the significant developments affecting the Company’s financial condition since December 31, 2020. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the 2020 Form 10-K.

Summary of Consolidated Financial Results

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2021 vs 2020		Six Months Ended June 30, 2021 vs 2020
In millions	2021	2020	2021	2020	$	%	$	%
Revenues:
Products	$50,525	$46,355	$97,912	$93,358	$4,170	9.0%	$4,554	4.9%
Premiums	18,983	16,927	37,943	34,567	2,056	12.1%	3,376	9.8%
Services	2,819	1,875	5,272	3,825	944	50.3%	1,447	37.8%
Net investment income	289	184	586	346	105	57.1%	240	69.4%
Total revenues	72,616	65,341	141,713	132,096	7,275	11.1%	9,617	7.3%
Operating costs:
Cost of products sold	43,520	40,242	84,414	80,589	3,278	8.1%	3,825	4.7%
Benefit costs	15,901	11,751	31,605	26,138	4,150	35.3%	5,467	20.9%
Operating expenses	8,869	8,668	17,791	17,231	201	2.3%	560	3.2%
Total operating costs	68,290	60,661	133,810	123,958	7,629	12.6%	9,852	7.9%
Operating income	4,326	4,680	7,903	8,138	(354)	(7.6)%	(235)	(2.9)%
Interest expense	636	765	1,293	1,498	(129)	(16.9)%	(205)	(13.7)%
Other income	(45)	(45)	(95)	(99)	—	—%	4	4.0%
Income before income tax provision	3,735	3,960	6,705	6,739	(225)	(5.7)%	(34)	(0.5)%
Income tax provision	944	974	1,690	1,741	(30)	(3.1)%	(51)	(2.9)%
Net income	2,791	2,986	5,015	4,998	(195)	(6.5)%	17	0.3%
Net income attributable to noncontrolling interests	(8)	(11)	(9)	(16)	3	27.3%	7	43.8%
Net income attributable to CVS Health	$2,783	$2,975	$5,006	$4,982	$(192)	(6.5)%	$24	0.5%

Commentary - Three Months Ended June 30, 2021 vs. 2020

Revenues
•Total revenues increased $7.3 billion, or 11.1%, in the three months ended June 30, 2021 compared to the prior year driven by growth across all segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $201 million, or 2.3%, in the three months ended June 30, 2021 compared to the prior year. The increase in operating expenses was primarily due to incremental costs associated with growth in the business, including costs associated with COVID-19 vaccinations and diagnostic testing in the Retail/LTC segment. The increase was partially offset by the repeal of the HIF for 2021, the favorable impact of company-wide cost savings initiatives in 2021 and a $137 million gain from an anti-trust legal settlement, of which $125 million was included in the Retail/LTC segment and $12 million was included in the Pharmacy Services segment in the three months ended June 30, 2021.
•Operating expenses as a percentage of total revenues were 12.2% in the three months ended June 30, 2021, a decrease of 110 basis points compared to the prior year. The decrease in operating expenses as a percentage of total revenues was primarily due to the increases in total revenues described above.

•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $354 million, or 7.6%, in the three months ended June 30, 2021 compared to the prior year primarily due to the return of more normalized utilization levels in the Health Care Benefits segment following a significant decrease in utilization during the three months ended June 30, 2020 due to the COVID-19 pandemic. The decrease in operating income in the three months ended June 30, 2021 was partially offset by increased prescription and front store volume, COVID-19 vaccinations and diagnostic testing in the Retail/LTC segment as well as improved purchasing economics and increased pharmacy claims volume in the Pharmacy Services segment during the three months ended June 30, 2021.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense decreased $129 million, or 16.9%, in the three months ended June 30, 2021 compared to the prior year due to lower debt in the three months ended June 30, 2021. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision
•The Company’s effective income tax rate was 25.3% for the three months ended June 30, 2021 compared to 24.6% for the three months ended June 30, 2020. The increase in the effective income tax rate in the three months ended June 30, 2021 was primarily due to the absence of the favorable impact associated with the resolution of several state and local income tax matters in the three months ended June 30, 2020, partially offset by the repeal of the non-deductible HIF for 2021.

Commentary - Six Months Ended June 30, 2021 vs. 2020

Revenues
•Total revenues increased $9.6 billion, or 7.3%, in the six months ended June 30, 2021 compared to the prior year driven by growth across all segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $560 million, or 3.2%, in the six months ended June 30, 2021 compared to the prior year. The increase in operating expenses was primarily due to incremental costs associated with growth in the business, including costs associated with COVID-19 vaccinations and diagnostic testing in the Retail/LTC segment. The increase was partially offset by the repeal of the HIF for 2021 and the favorable impact of company-wide cost savings initiatives in 2021.
•Operating expenses as a percentage of total revenues were 12.6% in the six months ended June 30, 2021, a decrease of 40 basis points compared to the prior year. The decrease in operating expenses as a percentage of total revenues was primarily due to the increases in total revenues described above.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $235 million, or 2.9%, in the six months ended June 30, 2021 compared to the prior year. The decrease in operating income was primarily driven by the deferral of elective procedures and other discretionary utilization in response to the COVID-19 pandemic during the six months ended June 30, 2020 in the Health Care Benefits segment. The decrease was partially offset by improved purchasing economics in the Pharmacy Services segment and COVID-19 vaccinations and diagnostic testing in the Retail/LTC segment in the six months ended June 30, 2021.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense decreased $205 million, or 13.7%, in the six months ended June 30, 2021 compared to the prior year due to lower debt in the six months ended June 30, 2021. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision
•The Company’s effective income tax rate was 25.2% for the six months ended June 30, 2021 compared to 25.8% for the six months ended June 30, 2020. The decrease in the effective income tax rate in the six months ended June 30, 2021 was primarily due to the repeal of the non-deductible HIF for 2021, partially offset by the absence of the favorable impact associated with the resolution of several state and local income tax matters in the six months ended June 30, 2020.

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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Pharmacy Services (1)	Retail/ LTC	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
June 30, 2021
Total revenues	$20,525	$38,314	$24,728	$182	$(11,133)	$72,616
Adjusted operating income (loss)	1,614	1,755	2,049	(369)	(162)	4,887
June 30, 2020
Total revenues	18,468	34,889	21,662	86	(9,764)	65,341
Adjusted operating income (loss)	3,464	1,327	1,057	(343)	(177)	5,328

Six Months Ended
June 30, 2021
Total revenues	$41,008	$74,635	$48,002	$317	$(22,249)	$141,713
Adjusted operating income (loss)	3,396	3,262	3,443	(672)	(337)	9,092
June 30, 2020
Total revenues	37,666	69,872	44,411	176	(20,029)	132,096
Adjusted operating income (loss)	4,955	2,508	2,959	(628)	(353)	9,441
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $2.8 billion and $2.6 billion of retail co-payments for the three months ended June 30, 2021 and 2020, respectively, and $6.2 billion and $6.0 billion of retail co-payments for the six months ended June 30, 2021 and 2020, respectively.
(2)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Pharmacy Services segment, and/or the Retail/LTC segment. Intersegment adjusted operating income eliminations occur when members of Pharmacy Services Segment clients (“PSS members”) enrolled in Maintenance Choice® elect to pick up maintenance prescriptions at one of the Company’s retail pharmacies instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail/LTC segments record the adjusted operating income on a stand-alone basis.

The following are reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income to segment adjusted operating income:

	Three Months Ended June 30, 2021
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,273	$1,705	$1,919	$(409)	$(162)	$4,326
Amortization of intangible assets (1)	402	50	130	—	—	582
Acquisition-related integration costs (2)	—	—	—	40	—	40
Acquisition purchase price adjustment outside of measurement period (3)	(61)	—	—	—	—	(61)
Adjusted operating income (loss)	$1,614	$1,755	$2,049	$(369)	$(162)	$4,887

	Three Months Ended June 30, 2020
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$3,066	$1,271	$933	$(413)	$(177)	$4,680
Amortization of intangible assets (1)	398	56	124	—	—	578
Acquisition-related integration costs (2)	—	—	—	70	—	70
Adjusted operating income (loss)	$3,464	$1,327	$1,057	$(343)	$(177)	$5,328

	Six Months Ended June 30, 2021
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$2,653	$3,157	$3,184	$(754)	$(337)	$7,903
Amortization of intangible assets (1)	804	105	259	1	—	1,169
Acquisition-related integration costs (2)	—	—	—	81	—	81
Acquisition purchase price adjustment outside of measurement period (3)	(61)	—	—	—	—	(61)
Adjusted operating income (loss)	$3,396	$3,262	$3,443	$(672)	$(337)	$9,092

	Six Months Ended June 30, 2020
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$4,161	$2,385	$2,713	$(768)	$(353)	$8,138
Amortization of intangible assets (1)	794	123	246	1	—	1,164
Acquisition-related integration costs (2)	—	—	—	139	—	139
Adjusted operating income (loss)	$4,955	$2,508	$2,959	$(628)	$(353)	$9,441
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

(2)During the three and six months ended June 30, 2021 and 2020, acquisition-related integration costs relate to the Company’s acquisition (the “Aetna Acquisition”) of Aetna Inc. (“Aetna”). The acquisition-related integration costs are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(3)In June 2021, the Company received $61 million related to a purchase price working capital adjustment for an acquisition completed during the first quarter of 2020. The resolution of this matter occurred subsequent to the acquisition accounting measurement period and is reflected in the Company’s unaudited GAAP condensed consolidated statements of operations for the three and six months ended June 30, 2021 as a reduction of operating expenses within the Health Care Benefits segment.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2021 vs 2020		Six Months Ended June 30, 2021 vs 2020
In millions, except percentages and basis points (“bps”)	2021	2020	2021	2020	$	%	$	%
Revenues:
Premiums	$18,968	$16,913	$37,910	$34,534	$2,055	12.2%	$3,376	9.8%
Services	1,420	1,428	2,813	2,912	(8)	(0.6)%	(99)	(3.4)%
Net investment income	137	127	285	220	10	7.9%	65	29.5%
Total revenues	20,525	18,468	41,008	37,666	2,057	11.1%	3,342	8.9%
Benefit costs	15,954	11,884	31,711	26,400	4,070	34.2%	5,311	20.1%
MBR	84.1%	70.3%	83.6%	76.4%	1,380	bps	720	bps
Operating expenses	$3,298	$3,518	$6,644	$7,105	$(220)	(6.3)%	$(461)	(6.5)%
Operating expenses as a % of total revenues	16.1%	19.0%	16.2%	18.9%
Operating income	$1,273	$3,066	$2,653	$4,161	$(1,793)	(58.5)%	$(1,508)	(36.2)%
Operating income as a % of total revenues	6.2%	16.6%	6.5%	11.0%
Adjusted operating income (1)	$1,614	$3,464	$3,396	$4,955	$(1,850)	(53.4)%	$(1,559)	(31.5)%
Adjusted operating income as a % of total revenues	7.9%	18.8%	8.3%	13.2%
Premium revenues (by business):
Government	$13,897	$11,976	$27,814	$24,445	$1,921	16.0%	$3,369	13.8%
Commercial	5,071	4,937	10,096	10,089	134	2.7%	7	0.1%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Care Benefits segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended June 30, 2021 vs. 2020

Revenues
•Total revenues increased $2.1 billion, or 11.1%, to $20.5 billion in the three months ended June 30, 2021 compared to the prior year primarily driven by growth in the Government Services business, partially offset by the unfavorable impact of the repeal of the HIF for 2021.

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
•The MBR increased from 70.3% to 84.1% in the three months ended June 30, 2021 compared to the prior year primarily driven by the deferral of elective procedures and other discretionary utilization in response to the COVID-19 pandemic during the three months ended June 30, 2020 and the repeal of the HIF for 2021.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses decreased $220 million, or 6.3%, in the three months ended June 30, 2021 compared to the prior year. The decrease in operating expenses was primarily due to the repeal of the HIF for 2021, the impact of cost savings initiatives in the three months ended June 30, 2021 and the receipt of a $61 million purchase price working capital adjustment subsequent to the acquisition accounting measurement period related to an acquisition completed during the first quarter of 2020, which was recorded as a reduction in operating expenses in the three months ended June 30, 2021. These decreases were partially offset by incremental operating expenses to support the growth in the Government Services business described above.
•Operating expenses as a percentage of total revenues decreased to 16.1% in the three months ended June 30, 2021 compared to 19.0% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily due to the repeal of the HIF for 2021.

Adjusted operating income
•Adjusted operating income decreased $1.9 billion, or 53.4% in the three months ended June 30, 2021 compared to the prior year. The decrease in adjusted operating income was primarily driven by the deferral of elective procedures and other discretionary utilization in response to the COVID-19 pandemic during the three months ended June 30, 2020.

Commentary - Six Months Ended June 30, 2021 vs. 2020

Revenues
•Total revenues increased $3.3 billion, or 8.9%, to $41.0 billion in the six months ended June 30, 2021 compared to the prior year primarily driven by growth in the Government Services business, partially offset by the unfavorable impact of the repeal of the HIF for 2021.

Medical Benefit Ratio (“MBR”)
•The MBR increased from 76.4% to 83.6% in the six months ended June 30, 2021 compared to the prior year primarily driven by the deferral of elective procedures and other discretionary utilization in response to the COVID-19 pandemic during the six months ended June 30, 2020 and the repeal of the HIF for 2021. These increases were partially offset by higher favorable development of prior-years’ health care cost estimates in the six months ended June 30, 2021 compared to the prior year.

Operating expenses
•Operating expenses decreased $461 million, or 6.5%, in the six months ended June 30, 2021 compared to the prior year. The decrease in operating expenses was primarily due to the repeal of the HIF for 2021 and the impact of cost savings initiatives in the six months ended June 30, 2021, partially offset by incremental operating expenses to support the growth in the Government Services business described above.
•Operating expenses as a percentage of total revenues decreased to 16.2% in the six months ended June 30, 2021 compared to 18.9% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily due to the repeal of the HIF for 2021.

Adjusted operating income
•Adjusted operating income decreased $1.6 billion, or 31.5% in the six months ended June 30, 2021 compared to the prior year. The decrease in adjusted operating income was primarily driven by the deferral of elective procedures and other discretionary utilization in response to the COVID-19 pandemic during the six months ended June 30, 2020, partially offset by improved performance in the Government Services business.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	June 30, 2021			March 31, 2021			December 31, 2020			June 30, 2020
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,183	13,541	16,724	3,201	13,584	16,785	3,258	13,644	16,902	3,298	14,179	17,477
Medicare Advantage	2,911	—	2,911	2,874	—	2,874	2,705	—	2,705	2,651	—	2,651
Medicare Supplement	1,193	—	1,193	1,146	—	1,146	1,082	—	1,082	954	—	954
Medicaid	2,231	451	2,682	2,184	637	2,821	2,100	623	2,723	1,918	586	2,504
Total medical membership	9,518	13,992	23,510	9,405	14,221	23,626	9,145	14,267	23,412	8,821	14,765	23,586

Supplemental membership information:
Medicare Prescription Drug Plan (standalone)			5,704			5,694			5,490			5,575

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
•Medical membership as of June 30, 2021 of 23.5 million decreased 116,000 members compared with March 31, 2021, primarily reflecting declines in Medicaid and Commercial products, partially offset by an increase in Medicare products. The decline in Medicaid membership reflects the loss of a large ASC customer during the three months ended June 30, 2021.
•Medical membership as of June 30, 2021 of 23.5 million decreased 76,000 members compared with June 30, 2020 primarily reflecting a decline in Commercial products, partially offset by increases in Medicare and Medicaid products.

Medicare Update
On January 15, 2021, the U.S. Centers for Medicare & Medicaid Services issued its final notice detailing final 2022 Medicare Advantage benchmark payment rates (the “Final Notice”). Final 2022 Medicare Advantage rates resulted in an increase in industry benchmark rates of approximately 4.1%.

Pharmacy Services Segment

The following table summarizes the Pharmacy Services segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2021 vs 2020		Six Months Ended June 30, 2021 vs 2020
In millions, except percentages	2021	2020	2021	2020	$	%	$	%
Revenues:
Products	$38,010	$34,595	$74,077	$69,341	$3,415	9.9%	$4,736	6.8%
Services	304	294	558	531	10	3.4%	27	5.1%
Total revenues	38,314	34,889	74,635	69,872	3,425	9.8%	4,763	6.8%
Cost of products sold	36,266	33,271	70,789	66,774	2,995	9.0%	4,015	6.0%
Operating expenses	343	347	689	713	(4)	(1.2)%	(24)	(3.4)%
Operating expenses as a % of total revenues	0.9%	1.0%	0.9%	1.0%
Operating income	$1,705	$1,271	$3,157	$2,385	$434	34.1%	$772	32.4%
Operating income as a % of total revenues	4.5%	3.6%	4.2%	3.4%
Adjusted operating income (1)	$1,755	$1,327	$3,262	$2,508	$428	32.3%	$754	30.1%
Adjusted operating income as a % of total revenues	4.6%	3.8%	4.4%	3.6%
Revenues (by distribution channel):
Pharmacy network (2)	$22,918	$20,536	$44,811	$41,636	$2,382	11.6%	$3,175	7.6%
Mail choice (3)	15,235	14,109	29,483	27,783	1,126	8.0%	1,700	6.1%
Other	161	244	341	453	(83)	(34.0)%	(112)	(24.7)%
Pharmacy claims processed: (4)
Total	562.2	505.4	1,098.1	1,046.8	56.8	11.2%	51.3	4.9%
Pharmacy network (2)	479.3	425.1	934.7	886.2	54.2	12.7%	48.5	5.5%
Mail choice (3)	82.9	80.3	163.4	160.6	2.6	3.2%	2.8	1.7%
Generic dispensing rate: (4)
Total	86.7%	88.7%	87.4%	88.8%
Pharmacy network (2)	86.9%	89.3%	87.7%	89.4%
Mail choice (3)	85.5%	85.7%	85.6%	85.7%
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

Commentary - Three Months Ended June 30, 2021 vs. 2020

Revenues
•Total revenues increased $3.4 billion, or 9.8%, to $38.3 billion in the three months ended June 30, 2021 compared to the prior year primarily driven by increased pharmacy claims volume, growth in specialty pharmacy and brand inflation, partially offset by continued price compression.

Operating expenses
•Operating expenses in the Pharmacy Services segment include selling, general and administrative expenses; depreciation and amortization expense; and expenses related to specialty retail pharmacies, which include store and administrative payroll, employee benefits and occupancy costs.
•Operating expenses as a percentage of total revenues remained relatively consistent at 0.9% and 1.0% in the three-month periods ended June 30, 2021 and 2020, respectively.

Adjusted operating income
•Adjusted operating income increased $428 million, or 32.3% in the three months ended June 30, 2021 compared to the prior year. The increase in adjusted operating income was primarily driven by improved purchasing economics that reflected products and services of our group purchasing organization that was launched in the second quarter of 2020 and specialty pharmacy (including pharmacy and/or administrative services for providers and Covered Entities), as well as increased pharmacy claims volume. These increases were partially offset by continued price compression.
•As you review the Pharmacy Services segment’s performance in this area, you should consider the following important information about the business:
•The Company’s efforts to (i) retain existing clients, (ii) obtain new business and (iii) maintain or improve the rebates, fees and/or discounts the Company receives from manufacturers, wholesalers and retail pharmacies continue to have an impact on adjusted operating income. In particular, competitive pressures in the PBM industry have caused the Company and other PBMs to continue to share with clients a larger portion of rebates, fees and/or discounts received from pharmaceutical manufacturers. In addition, marketplace dynamics and regulatory changes have limited the Company’s ability to offer plan sponsors pricing that includes retail network “differential” or “spread,” and the Company expects these trends to continue. The “differential” or “spread” is any difference between the drug price charged to plan sponsors, including Medicare Part D plan sponsors, by a PBM and the price paid for the drug by the PBM to the dispensing provider.

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
•The Company’s pharmacy network claims processed on a 30-day equivalent basis increased 12.7% to 479.3 million claims in the three months ended June 30, 2021 compared to 425.1 million claims in the prior year primarily driven by net new business, COVID-19 vaccinations and increased new therapy prescriptions, which were adversely impacted by the COVID-19 pandemic during the three months ended June 30, 2020.
•The Company’s mail choice claims processed on a 30-day equivalent basis increased 3.2% to 82.9 million claims in the three months ended June 30, 2021 compared to 80.3 million claims in the prior year primarily driven by net new business and the continued adoption of Maintenance Choice offerings.
•Excluding the impact of COVID-19 vaccinations, total pharmacy claims processed increased 8.4% on a 30-day equivalent basis for the three months ended June 30, 2021 compared to the prior year.

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
•The Pharmacy Services segment’s total generic dispensing rate decreased to 86.7% in the three months ended June 30, 2021 compared to 88.7% in the prior year. The decrease in the segment’s generic dispensing rate was primarily driven by an increase in brand prescriptions, largely attributable to COVID-19 vaccinations in the three months ended June 30, 2021. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate increased to 89.0% in the three months ended June 30, 2021.

Commentary - Six Months Ended June 30, 2021 vs. 2020

Revenues
•Total revenues increased $4.8 billion, or 6.8%, to $74.6 billion in the six months ended June 30, 2021 compared to the prior year primarily driven by increased pharmacy claims volume, growth in specialty pharmacy and brand inflation, partially offset by continued price compression.

Operating expenses
•Operating expenses as a percentage of total revenues remained relatively consistent at 0.9% and 1.0% in the six-month periods ended June 30, 2021 and 2020, respectively.

Adjusted operating income
•Adjusted operating income increased $754 million, or 30.1% in the six months ended June 30, 2021 compared to the prior year. The increase in adjusted operating income was primarily driven by improved purchasing economics that reflected products and services of our group purchasing organization that was launched in the second quarter of 2020 and specialty pharmacy (including pharmacy and/or administrative services for providers and Covered Entities), partially offset by continued price compression.

Pharmacy claims processed
•The Company’s pharmacy network claims processed on a 30-day equivalent basis increased 5.5% to 934.7 million claims in the six months ended June 30, 2021 compared to 886.2 million claims in the prior year primarily driven by net new business and COVID-19 vaccinations.
•The Company’s mail choice claims processed on a 30-day equivalent basis increased 1.7% to 163.4 million claims in the six months ended June 30, 2021 compared to 160.6 million claims in the prior year primarily driven by net new business and the continued adoption of Maintenance Choice offerings.
•Excluding the impact of COVID-19 vaccinations, total pharmacy claims processed increased 3.0% on a 30-day equivalent basis for the six months ended June 30, 2021 compared to the prior year.

Generic dispensing rate
•The Pharmacy Services segment’s total generic dispensing rate decreased to 87.4% in the six months ended June 30, 2021 compared to 88.8% in the prior year. The decrease in the segment’s generic dispensing rate was primarily driven by an increase in brand prescriptions, largely attributable to COVID-19 vaccinations in the six months ended June 30, 2021. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate increased to 89.0% in the six months ended June 30, 2021.

Retail/LTC Segment

The following table summarizes the Retail/LTC segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2021 vs 2020		Six Months Ended June 30, 2021 vs 2020
In millions, except percentages	2021	2020	2021	2020	$	%	$	%
Revenues:
Products	$23,609	$21,476	$46,003	$43,998	$2,133	9.9%	$2,005	4.6%
Services	1,119	186	1,953	413	933	501.6%	1,540	372.9%
Net investment income	—	—	46	—	—	—%	46	100.0%
Total revenues	24,728	21,662	48,002	44,411	3,066	14.2%	3,591	8.1%
Cost of products sold	17,952	16,220	34,994	32,798	1,732	10.7%	2,196	6.7%
Operating expenses	4,857	4,509	9,824	8,900	348	7.7%	924	10.4%
Operating expenses as a % of total revenues	19.6%	20.8%	20.5%	20.0%
Operating income	$1,919	$933	$3,184	$2,713	$986	105.7%	$471	17.4%
Operating income as a % of total revenues	7.8%	4.3%	6.6%	6.1%
Adjusted operating income (1)	$2,049	$1,057	$3,443	$2,959	$992	93.9%	$484	16.4%
Adjusted operating income as a % of total revenues	8.3%	4.9%	7.2%	6.7%
Revenues (by major goods/service lines):
Pharmacy	$18,873	$16,870	$36,758	$34,225	$2,003	11.9%	$2,533	7.4%
Front Store	5,254	4,653	9,896	9,861	601	12.9%	35	0.4%
Other	601	139	1,302	325	462	332.4%	977	300.6%
Net investment income	—	—	46	—	—	—%	46	100.0%
Prescriptions filled (2)	394.4	345.4	769.8	720.5	49.0	14.2%	49.3	6.8%
Same store sales increase (decrease): (3)
Total	12.3%	2.4%	6.2%	5.7%
Pharmacy	12.4%	4.6%	8.2%	6.9%
Front Store	12.0%	(4.5)%	(0.4)%	1.7%
Prescription volume (2)	14.8%	0.6%	7.6%	5.2%
Generic dispensing rate (2)	85.7%	89.1%	86.5%	89.2%
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

Commentary - Three Months Ended June 30, 2021 vs. 2020

Revenues
•Total revenues increased $3.1 billion, or 14.2%, to $24.7 billion in the three months ended June 30, 2021 compared to the prior year primarily driven by increased prescription volume, COVID-19 vaccinations and diagnostic testing and higher front store revenues. These increases were partially offset by continued pharmacy reimbursement pressure. COVID-19 vaccinations and diagnostic testing contributed nearly a third of the increase in the segment’s revenues for the three months ended June 30, 2021 compared to the prior year, as the prior year included an immaterial impact from diagnostic testing and no COVID-19 vaccinations.
•Pharmacy same store sales increased 12.4% in the three months ended June 30, 2021 compared to the prior year. The increase was primarily driven by the 14.8% increase in pharmacy same store prescription volume on a 30-day equivalent basis and brand inflation. These increases were partially offset by continued pharmacy reimbursement pressure and the impact of recent generic introductions.
•Front store same store sales increased 12.0% in the three months ended June 30, 2021 compared to the prior year. The increase was primarily due to reduced customer traffic in the segment’s retail pharmacies due to shelter-in-place orders in response to the COVID-19 pandemic in the three months ended June 30, 2020 as well as strength across all product categories in the three months ended June 30, 2021.
•Other revenues increased $462 million in the three months ended June 30, 2021 compared to the prior year. The increase was primarily due to increased COVID-19 diagnostic testing in the three months ended June 30, 2021.

Operating expenses
•Operating expenses in the Retail/LTC segment include store payroll, store employee benefits, store occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.
•Operating expenses increased $348 million, or 7.7%, in the three months ended June 30, 2021 compared to the prior year. The increase was primarily due to incremental costs associated with increased volume including COVID-19 vaccinations and diagnostic testing, partially offset by a $125 million gain from an anti-trust legal settlement recorded in the three months ended June 30, 2021 and the absence of incremental expenses associated with the Company’s initial COVID-19 pandemic mitigation efforts incurred in the three months ended June 30, 2020.
•Operating expenses as a percentage of total revenues decreased to 19.6% in the three months ended June 30, 2021 compared to 20.8% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues described above.

Adjusted operating income
•Adjusted operating income increased $992 million, or 93.9% in the three months ended June 30, 2021 compared to the prior year. The increase in adjusted operating income was primarily driven by the increased prescription and front store volume described above, COVID-19 vaccinations and diagnostic testing and a $125 million gain from an anti-trust legal settlement recorded in the three months ended June 30, 2021. These increases were partially offset by continued pharmacy reimbursement pressure.
•As you review the Retail/LTC segment’s performance in this area, you should consider the following important information about the business:
•The segment’s adjusted operating income has been adversely affected by the efforts of managed care organizations, PBMs and governmental and other third-party payors to reduce their prescription drug costs, including the use of restrictive networks, as well as changes in the mix of business within the pharmacy portion of the Retail/LTC segment. If the pharmacy reimbursement pressure accelerates, the segment may not be able grow revenues, and its adjusted operating income could be adversely affected.
•The increased use of generic drugs has positively impacted the segment’s adjusted operating income but has resulted in third-party payors augmenting their efforts to reduce reimbursement payments to retail pharmacies for prescriptions. This trend, which the Company expects to continue, reduces the benefit the segment realizes from brand to generic drug conversions.
•The segment’s adjusted operating income benefited from the administration of COVID-19 vaccinations and diagnostic testing, which contributed approximately half of the increase in adjusted operating income for the three months ended June 30, 2021 compared to the prior year.

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
•Prescriptions filled increased 14.2% on a 30-day equivalent basis in the three months ended June 30, 2021 compared to the prior year primarily driven by COVID-19 vaccinations, as well as the continued adoption of patient care programs and increased new therapy prescriptions, both of which were adversely impacted by the COVID-19 pandemic during the three months ended June 30, 2020. Excluding the impact of COVID-19 vaccinations, prescriptions filled increased 9.3% on a 30-day equivalent basis for the three months ended June 30, 2021 compared to the prior year.

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
•The Retail/LTC segment’s generic dispensing rate decreased to 85.7% in the three months ended June 30, 2021 compared to 89.1% in the prior year. The decrease in the segment’s generic dispensing rate was primarily driven by an increase in brand prescriptions, largely attributable to COVID-19 vaccinations in the three months ended June 30, 2021. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate increased to 89.5% in the three months ended June 30, 2021.

Commentary - Six Months Ended June 30, 2021 vs. 2020

Revenues
•Total revenues increased $3.6 billion, or 8.1%, to $48.0 billion in the six months ended June 30, 2021 compared to the prior year primarily driven by COVID-19 vaccinations and diagnostic testing, increased prescription volume and brand inflation. These increases were partially offset by continued pharmacy reimbursement pressure and the impact of recent generic introductions. COVID-19 vaccinations and diagnostic testing contributed nearly half of the increase in the segment’s revenues for the six months ended June 30, 2021, as the prior year included an immaterial impact from diagnostic testing and no COVID-19 vaccinations.
•Pharmacy same store sales increased 8.2% in the six months ended June 30, 2021 compared to the prior year. The increase was primarily driven by the 7.6% increase in pharmacy same store prescription volume on a 30-day equivalent basis and brand inflation. These increases were partially offset by continued pharmacy reimbursement pressure and the impact of recent generic introductions.
•Front store same store sales decreased 0.4% in the six months ended June 30, 2021 compared to the prior year. The decrease was primarily due to a weak cough, cold and flu season in the first quarter of 2021, partially offset by increased consumer health and beauty care sales in the six months ended June 30, 2021.
•Other revenues increased $977 million in the six months ended June 30, 2021 compared to the prior year. The increase was primarily due to increased COVID-19 diagnostic testing in the six months ended June 30, 2021.

Operating expenses
•Operating expenses increased $924 million, or 10.4%, in the six months ended June 30, 2021 compared to the prior year. The increase was primarily due to incremental costs associated with increased volume including COVID-19 vaccinations and diagnostic testing, partially offset by the absence of incremental expenses associated with the Company’s initial COVID-19 pandemic mitigation efforts incurred in the six months ended June 30, 2020.
•Operating expenses as a percentage of total revenues increased to 20.5% in the six months ended June 30, 2021 compared to 20.0% in the prior year. The increase in operating expenses as a percentage of total revenues was primarily driven by the increases in operating expenses described above.

Adjusted operating income
•Adjusted operating income increased $484 million, or 16.4% in the six months ended June 30, 2021 compared to the prior year. The increase in adjusted operating income was primarily driven by COVID-19 vaccinations and diagnostic testing, increased prescription volume and improved generic drug purchasing. These increases were partially offset by continued pharmacy reimbursement pressure. COVID-19 vaccinations and diagnostic testing contributed approximately 20% of the segment’s adjusted operating income for the six months ended June 30, 2021.

Prescriptions filled
•Prescriptions filled increased 6.8% on a 30-day equivalent basis in the six months ended June 30, 2021 compared to the prior year primarily driven by COVID-19 vaccinations and the continued adoption of patient care programs. Excluding the impact of COVID-19 vaccinations, prescriptions filled increased 3.2% on a 30-day equivalent basis for the six months ended June 30, 2021 compared to the prior year.

Generic dispensing rate
•The Retail/LTC segment’s generic dispensing rate decreased to 86.5% in the six months ended June 30, 2021 compared to 89.2% in the prior year. The decrease in the segment’s generic dispensing rate was primarily driven by an increase in brand prescriptions, largely attributable to COVID-19 vaccinations in the six months ended June 30, 2021. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate increased to 89.6% in the six months ended June 30, 2021.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2021 vs 2020		Six Months Ended June 30, 2021 vs 2020
In millions, except percentages	2021	2020	2021	2020	$	%	$	%
Revenues:
Premiums	$15	$14	$33	$33	$1	7.1%	$—	—%
Services	15	15	29	17	—	—%	12	70.6%
Net investment income	152	57	255	126	95	166.7%	129	102.4%
Total revenues	182	86	317	176	96	111.6%	141	80.1%
Cost of products sold	8	—	16	—	8	100.0%	16	100.0%
Benefit costs	54	51	99	119	3	5.9%	(20)	(16.8)%
Operating expenses	529	448	956	825	81	18.1%	131	15.9%
Operating loss	(409)	(413)	(754)	(768)	4	1.0%	14	1.8%
Adjusted operating loss (1)	(369)	(343)	(672)	(628)	(26)	(7.6)%	(44)	(7.0)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended June 30, 2021 vs. 2020

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues increased $96 million, or 111.6% to $182 million in the three months ended June 30, 2021 compared to the prior year primarily driven by higher net investment income, primarily related to private equity investments.

Adjusted operating loss
•Adjusted operating loss increased $26 million in the three months ended June 30, 2021 compared to the prior year. The increase was primarily driven by higher employee benefit costs and incremental operating expenses associated with Company’s investments in transformation, partially offset by the increase in net investment income in the three months ended June 30, 2021 described above.

Commentary - Six Months Ended June 30, 2021 vs. 2020

Revenues
•Total revenues increased $141 million, or 80.1% to $317 million in the six months ended June 30, 2021 compared to the prior year primarily driven by higher net investment income, primarily related to private equity investments.

Adjusted operating loss
•Adjusted operating loss increased $44 million in the six months ended June 30, 2021 compared to the prior year. The increase was primarily driven by higher employee benefit costs and incremental operating expenses associated with Company’s investments in transformation, partially offset by the increase in net investment income in the six months ended June 30, 2021 described above.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, sale-leaseback program, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of June 30, 2021, the Company had approximately $7.1 billion in cash and cash equivalents, $1.9 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash during the six months ended June 30, 2021 and 2020 was as follows:

	Six Months Ended June 30,		Change
In millions, except percentages	2021	2020	$	%
Net cash provided by operating activities	$8,739	$10,424	$(1,685)	(16.2)%
Net cash used in investing activities	(2,974)	(2,930)	(44)	1.5%
Net cash provided by (used in) financing activities	(6,558)	1,697	(8,255)	(486.4)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(793)	$9,191	$(9,984)	(108.6)%

Commentary

•Net cash provided by operating activities decreased by $1.7 billion in the six months ended June 30, 2021 compared to the prior year. The decrease was primarily due to items that favorably impacted operating cash flows in the six months ended June 30, 2020 that did not recur during the current year including: the deferral of quarterly estimated federal and state income tax payments normally due during the second quarter of 2020 until the third quarter of 2020, reduced benefit costs during the second quarter of 2020 due to the deferral of elective procedures and other discretionary utilization in the Health Care Benefits segment as a result of the COVID-19 pandemic and the timing of payments and pricing actions during 2020 designed to recover the HIF, which was paid in the third quarter of 2020.
•Net cash used in investing activities increased by $44 million in the six months ended June 30, 2021 compared to the prior year primarily due to increased net purchases of investments and property and equipment, largely offset by a decrease in cash used for acquisitions.
•Net cash used in financing activities was $6.6 billion in the six months ended June 30, 2021 compared to net cash provided by financing activities of $1.7 billion in the prior year. The decrease in cash provided by financing activities primarily related to increased repayments of long-term debt in the six months ended June 30, 2021 compared to the prior year and the absence of proceeds from the issuance of $4.0 billion of senior notes in the six months ended June 30, 2020.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of June 30, 2021. In connection with its commercial paper program, the Company maintains a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 17, 2023, a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2024, and a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2026. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of June 30, 2021, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston
A subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of June 30, 2021 was approximately $985 million. As of June 30, 2021, there were no outstanding advances from the FHLBB.

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of June 30, 2021, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of June 30, 2021, the Company’s long-term debt was rated “Baa2” by Moody’s Investor Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Stable” by Moody’s. In June 2021, S&P changed the outlook on the Company’s long-term debt from “Stable” to “Positive.” In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Program

During the six months ended June 30, 2021 and 2020, the Company did not repurchase any shares of common stock. See Note 5 ‘‘Shareholders’ Equity’’ to the unaudited condensed consolidated financial statements for additional information on the Company’s share repurchase program.

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

The COVID-19 pandemic continues to evolve. The impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be adverse and material. If the LTC reporting unit does not achieve its forecasts, it is reasonably possible in the near term that the goodwill of the LTC reporting unit could be deemed to be impaired by a material amount. As of June 30, 2021, the goodwill balance in the LTC reporting unit was $431 million.

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

All statements addressing the future operating performance of CVS Health or any segment or any subsidiary and/or future events or developments, including statements relating to the projected impact of COVID-19 on the Company’s businesses, investment portfolio, operating results, cash flows and/or financial condition, statements relating to corporate strategy, statements relating to future revenue, operating income or adjusted operating income, earnings per share or adjusted earnings per share, Health Care Benefits segment business, sales results and/or trends, medical cost trends, medical membership, Medicare Part D membership, medical benefit ratios and/or operations, Pharmacy Services segment business, sales results and/or trends and/or operations, Retail/LTC segment business, sales results and/or trends and/or operations, incremental investment spending, interest expense, effective tax rate, weighted-average share count, cash flow from operations, net capital expenditures, cash available for debt repayment, integration synergies, net synergies, integration costs, enterprise modernization, transformation, leverage ratio, cash available for enhancing shareholder value, inventory reduction, turn rate and/or loss rate, debt ratings, the Company’s ability to attract or retain customers and clients, store development and/or relocations, new product development, and the impact of industry and regulatory developments as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

Form 10-Q Table of Contents
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

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of June 30, 2021, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Form 10-Q Table of Contents
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended June 30, 2021, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase program authorized by CVS Health Corporation’s Board of Directors on November 2, 2016. See Note 5 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 through April 30, 2021	—	$—	—	$13,869,392,446
May 1, 2021 through May 31, 2021	—	$—	—	$13,869,392,446
June 1, 2021 through June 30, 2021	—	$—	—	$13,869,392,446
	—		—

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

INDEX TO EXHIBITS

10	Material Contracts

10.1*	The Registrant’s Severance Plan for Non-Store Employees amended as of January 1, 2021.

10.2
Five Year Credit Agreement dated as of May 11, 2021, by and among the Registrant, the lenders party thereto, Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Goldman Sachs Bank USA and Wells Fargo Bank, National Association, as Co-Documentation Agents, and Bank of America, N.A., as Administrative Agent.

10.3*	Separation Agreement dated June 9, 2021 between CVS Pharmacy, Inc. and Eva C. Boratto.

10.4*	Letter Agreement dated May 16, 2021 between the Registrant and Shawn Guertin.

10.5*	Restrictive Covenant Agreement dated May 16, 2021 between CVS Pharmacy, Inc. and Shawn Guertin.

10.6*	Change in Control Agreement dated May 16, 2021 between the Registrant and Shawn Guertin.

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated August 4, 2021 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	August 4, 2021	By:	/s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President and Chief Financial Officer