Form 10-Q
period 2021-09-30
CVS HEALTH Corp
filed 2021-11-03
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of October 27, 2021, the registrant had 1,320,058,657 shares of common stock issued and outstanding.

Form 10-Q Table of Contents
Part I.Financial Information

Item 1.Financial Statements

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2021 and 2020	2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2021 and 2020	3

Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2021 and December 31, 2020	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020	5

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the three months ended September 30, 2021 and 2020, the three months ended June 30, 2021 and 2020 and the three months ended March 31, 2021 and 2020	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Report of Independent Registered Public Accounting Firm	37

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2021	2020	2021	2020
Revenues:
Products	$51,853	$47,738	$149,765	$141,096
Premiums	18,984	17,182	56,927	51,749
Services	2,711	1,932	7,983	5,757
Net investment income	246	204	832	550
Total revenues	73,794	67,056	215,507	199,152
Operating costs:
Cost of products sold	45,011	40,940	129,425	121,529
Benefit costs	16,081	14,396	47,686	40,534
Goodwill impairment	431	—	431	—
Operating expenses	9,210	8,471	27,001	25,702
Total operating costs	70,733	63,807	204,543	187,765
Operating income	3,061	3,249	10,964	11,387
Interest expense	602	731	1,895	2,229
Loss on early extinguishment of debt	363	766	363	766
Other income	(49)	(54)	(144)	(153)
Income before income tax provision	2,145	1,806	8,850	8,545
Income tax provision	558	587	2,248	2,328
Net income	1,587	1,219	6,602	6,217
Net (income) loss attributable to noncontrolling interests	11	5	2	(11)
Net income attributable to CVS Health	$1,598	$1,224	$6,604	$6,206

Net income per share attributable to CVS Health:
Basic	$1.21	$0.93	$5.01	$4.74
Diluted	$1.20	$0.93	$4.98	$4.72
Weighted average shares outstanding:
Basic	1,321	1,310	1,318	1,308
Diluted	1,329	1,315	1,326	1,314
Dividends declared per share	$0.50	$0.50	$1.50	$1.50

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Net income	$1,587	$1,219	$6,602	$6,217
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)	(73)	44	(310)	257
Foreign currency translation adjustments	(5)	1	(6)	(5)
Net cash flow hedges	(15)	(3)	(22)	(15)
Pension and other postretirement benefits	—	—	1	(1)
Other comprehensive income (loss)	(93)	42	(337)	236
Comprehensive income	1,494	1,261	6,265	6,453
Comprehensive (income) loss attributable to noncontrolling interests	11	5	2	(11)
Comprehensive income attributable to CVS Health	$1,505	$1,266	$6,267	$6,442

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	September 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$9,826	$7,854
Investments	3,015	3,000
Accounts receivable, net	25,283	21,742
Inventories	17,399	18,496
Other current assets	5,319	5,277
Total current assets	60,842	56,369
Long-term investments	22,370	20,812
Property and equipment, net	12,771	12,606
Operating lease right-of-use assets	20,462	20,729
Goodwill	79,121	79,552
Intangible assets, net	29,545	31,142
Separate accounts assets	5,086	4,881
Other assets	4,694	4,624
Total assets	$234,891	$230,715

Liabilities:
Accounts payable	$12,696	$11,138
Pharmacy claims and discounts payable	17,895	15,795
Health care costs payable	8,877	7,936
Policyholders’ funds	4,444	4,270
Accrued expenses	16,140	14,243
Other insurance liabilities	1,287	1,557
Current portion of operating lease liabilities	1,809	1,638
Current portion of long-term debt	1,561	5,440
Total current liabilities	64,709	62,017
Long-term operating lease liabilities	18,456	18,757
Long-term debt	56,832	59,207
Deferred income taxes	6,329	6,794
Separate accounts liabilities	5,086	4,881
Other long-term insurance liabilities	6,551	7,007
Other long-term liabilities	2,310	2,351
Total liabilities	160,273	161,014

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,743 shares issued and 1,321 shares outstanding at September 30, 2021 and 1,733 shares issued and 1,310 shares outstanding at December 31, 2020 and capital surplus	47,133	46,513
Treasury stock, at cost: 422 shares at September 30, 2021 and 423 shares at December 31, 2020	(28,166)	(28,178)
Retained earnings	54,264	49,640
Accumulated other comprehensive income	1,077	1,414
Total CVS Health shareholders’ equity	74,308	69,389
Noncontrolling interests	310	312
Total shareholders’ equity	74,618	69,701
Total liabilities and shareholders’ equity	$234,891	$230,715

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2021	2020
Cash flows from operating activities:
Cash receipts from customers	$209,104	$195,554
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(122,129)	(116,590)
Insurance benefits paid	(46,965)	(40,221)
Cash paid to other suppliers and employees	(21,840)	(22,185)
Interest and investment income received	582	622
Interest paid	(2,095)	(2,517)
Income taxes paid	(2,397)	(2,365)
Net cash provided by operating activities	14,260	12,298

Cash flows from investing activities:
Proceeds from sales and maturities of investments	5,559	3,790
Purchases of investments	(7,417)	(6,377)
Purchases of property and equipment	(1,923)	(1,724)
Acquisitions (net of cash acquired)	(135)	(828)
Proceeds from sale of subsidiary	—	834
Other	95	5
Net cash used in investing activities	(3,821)	(4,300)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	987	7,919
Repayments of long-term debt	(7,823)	(10,493)
Derivative settlements	—	(7)
Dividends paid	(1,965)	(1,980)
Proceeds from exercise of stock options	440	249
Payments for taxes related to net share settlement of equity awards	(161)	(75)
Other	(3)	(33)
Net cash used in financing activities	(8,525)	(4,420)
Net increase in cash, cash equivalents and restricted cash	1,914	3,578
Cash, cash equivalents and restricted cash at the beginning of the period	8,130	5,954
Cash, cash equivalents and restricted cash at the end of the period	$10,044	$9,532

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2021	2020
Reconciliation of net income to net cash provided by operating activities:
Net income	$6,602	$6,217
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,397	3,302
Goodwill impairment	431	—
Stock-based compensation	346	288
Gain on sale of subsidiary	—	(271)
Loss on early extinguishment of debt	363	766
Deferred income taxes and other noncash items	(645)	(25)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(3,504)	(3,564)
Inventories	1,097	45
Other assets	(32)	(211)
Accounts payable and pharmacy claims and discounts payable	3,973	3,495
Health care costs payable and other insurance liabilities	348	(474)
Other liabilities	1,884	2,730
Net cash provided by operating activities	$14,260	$12,298

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2020	1,733	(423)	$46,513	$(28,178)	$49,640	$1,414	$69,389	$312	$69,701
Net income	—	—	—	—	2,223	—	2,223	1	2,224
Other comprehensive loss	—	—	—	—	—	(392)	(392)	—	(392)
Stock option activity, stock awards and other	2	—	214	—	—	—	214	—	214
ESPP issuances, net of purchase of treasury shares	—	1	—	76	—	—	76	—	76
Common stock dividends	—	—	—	—	(660)	—	(660)	—	(660)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	1	1
Balance at March 31, 2021	1,735	(422)	46,727	(28,102)	51,203	1,022	70,850	314	71,164
Net income	—	—	—	—	2,783	—	2,783	8	2,791
Other comprehensive income	—	—	—	—	—	148	148	—	148
Stock option activity, stock awards and other	7	—	268	—	—	—	268	—	268
Purchase of treasury shares, net of ESPP issuances	—	(2)	—	(150)	—	—	(150)	—	(150)
Common stock dividends	—	—	—	—	(655)	—	(655)	—	(655)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2021	1,742	(424)	46,995	(28,252)	53,331	1,170	73,244	321	73,565
Net income	—	—	—	—	1,598	—	1,598	(11)	1,587
Other comprehensive loss (Note 8)	—	—	—	—	—	(93)	(93)	—	(93)
Stock option activity, stock awards and other	1	—	138	—	—	—	138	—	138
ESPP issuances, net of purchase of treasury shares	—	2	—	86	—	—	86	—	86
Common stock dividends	—	—	—	—	(665)	—	(665)	—	(665)
Balance at September 30, 2021	1,743	(422)	$47,133	$(28,166)	$54,264	$1,077	$74,308	$310	$74,618
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of September 30, 2021, June 30, 2021, March 31, 2021 and December 31, 2020.
(2)Common stock and capital surplus includes the par value of common stock of $17 million as of September 30, 2021, June 30, 2021, March 31, 2021 and December 31, 2020.

Index to Condensed Consolidated Financial Statements

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2019	1,727	(425)	$45,972	$(28,235)	$45,108	$1,019	$63,864	$306	$64,170
Adoption of new accounting standard (3)	—	—	—	—	(3)	—	(3)	—	(3)
Net income	—	—	—	—	2,007	—	2,007	5	2,012
Other comprehensive loss	—	—	—	—	—	(332)	(332)	—	(332)
Stock option activity, stock awards and other	2	—	208	—	—	—	208	—	208
ESPP issuances, net of purchase of treasury shares	—	1	—	53	—	—	53	—	53
Common stock dividends	—	—	—	—	(657)	—	(657)	—	(657)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	23	23
Balance at March 31, 2020	1,729	(424)	46,180	(28,182)	46,455	687	65,140	334	65,474
Net income	—	—	—	—	2,975	—	2,975	11	2,986
Other comprehensive income	—	—	—	—	—	526	526	—	526
Stock option activity, stock awards and other	3	—	96	—	—	—	96	—	96
Purchase of treasury shares, net of ESPP issuances	—	(1)	—	(53)	—	—	(53)	—	(53)
Common stock dividends	—	—	—	—	(662)	—	(662)	—	(662)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Balance at June 30, 2020	1,732	(425)	46,276	(28,235)	48,768	1,213	68,022	333	68,355
Net income	—	—	—	—	1,224	—	1,224	(5)	1,219
Other comprehensive income (Note 8)	—	—	—	—	—	42	42	—	42
Stock option activity, stock awards and other	—	—	112	—	—	—	112	—	112
ESPP issuances, net of purchase of treasury shares	—	2	—	71	—	—	71	—	71
Common stock dividends	—	—	—	—	(664)	—	(664)	—	(664)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(23)	(23)
Balance at September 30, 2020	1,732	(423)	$46,388	$(28,164)	$49,328	$1,255	$68,807	$305	$69,112
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

Index to Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Significant Accounting Policies

Description of Business

CVS Health Corporation (“CVS Health”), together with its subsidiaries (collectively, the “Company”), has more than 9,900 retail locations, nearly 1,200 walk-in medical clinics, a leading pharmacy benefits manager with approximately 110 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year and expanding specialty pharmacy services. The Company also serves an estimated 35 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.
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

Health Care Benefits Segment
The Health Care Benefits segment is one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services and health information technology products and services. The Health Care Benefits segment also provided workers’ compensation administrative services through its Coventry Health Care Workers’ Compensation business (“Workers’ Compensation business”) prior to the sale of this business on July 31, 2020. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” In addition, the Company has submitted regulatory filings for a January 2022 entrance into the individual public health insurance exchanges (“Public Exchanges”) in eight states.

Pharmacy Services Segment
The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, including plan design offerings and administration, formulary management, retail pharmacy network management services, mail order pharmacy, specialty pharmacy and infusion services, clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Pharmacy Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, plans offered on Public Exchanges and private health insurance exchanges, other sponsors of health benefit plans throughout the United States and Covered Entities. The Pharmacy Services segment operates retail specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies, compounding pharmacies and branches for infusion and enteral nutrition services.

Retail/LTC Segment
The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, COVID-19 and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of September 30, 2021, the Retail/LTC segment operated more than 9,900 retail locations, nearly 1,200 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies.

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

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	September 30, 2021	December 31, 2020
Cash and cash equivalents	$9,826	$7,854
Restricted cash (included in other assets)	218	276
Total cash, cash equivalents and restricted cash in the statements of cash flows	$10,044	$8,130

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net is composed of the following:

In millions	September 30, 2021	December 31, 2020
Trade receivables	$8,398	$7,101
Vendor and manufacturer receivables	11,727	9,815
Premium receivables	2,391	2,628
Other receivables	2,767	2,198
Total accounts receivable, net	$25,283	$21,742

The Company’s allowance for credit losses was $364 million and $358 million as of September 30, 2021 and December 31,
2020, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

Revenue Recognition

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source in each segment for the three and nine months ended September 30, 2021 and 2020:

In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended September 30, 2021
Major goods/services lines:
Pharmacy	$—	$38,867	$19,023	$—	$(10,857)	$47,033
Front Store	—	—	5,359	—	—	5,359
Premiums	18,959	—	—	25	—	18,984
Net investment income (loss)	147	—	(33)	132	—	246
Other	1,373	179	643	14	(37)	2,172
Total	$20,479	$39,046	$24,992	$171	$(10,894)	$73,794

Pharmacy Services distribution channel:
Pharmacy network (1)		$23,665
Mail choice (2)		15,202
Other		179
Total		$39,046

Three Months Ended September 30, 2020
Major goods/services lines:
Pharmacy	$—	$35,505	$17,608	$—	$(10,051)	$43,062
Front Store	—	—	4,740	—	—	4,740
Premiums	17,165	—	—	17	—	17,182
Net investment income	121	—	—	83	—	204
Other	1,412	206	377	16	(143)	1,868
Total	$18,698	$35,711	$22,725	$116	$(10,194)	$67,056

Pharmacy Services distribution channel:
Pharmacy network (1)		$21,473
Mail choice (2)		14,032
Other		206
Total		$35,711

In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Nine Months Ended September 30, 2021
Major goods/services lines:
Pharmacy	$—	$113,161	$55,781	$—	$(33,025)	$135,917
Front Store	—	—	15,255	—	—	15,255
Premiums	56,869	—	—	58	—	56,927
Net investment income	432	—	13	387	—	832
Other	4,186	520	1,945	43	(118)	6,576
Total	$61,487	$113,681	$72,994	$488	$(33,143)	$215,507

Pharmacy Services distribution channel:
Pharmacy network (1)		$68,476
Mail choice (2)		44,685
Other		520
Total		$113,681

Nine Months Ended September 30, 2020
Major goods/services lines:
Pharmacy	$—	$104,924	$51,833	$—	$(30,032)	$126,725
Front Store	—	—	14,601	—	—	14,601
Premiums	51,699	—	—	50	—	51,749
Net investment income	341	—	—	209	—	550
Other	4,324	659	702	33	(191)	5,527
Total	$56,364	$105,583	$67,136	$292	$(30,223)	$199,152

Pharmacy Services distribution channel:
Pharmacy network (1)		$63,109
Mail choice (2)		41,815
Other		659
Total		$105,583
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

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	September 30, 2021	December 31, 2020
Trade receivables (included in accounts receivable, net)	$8,398	$7,101
Contract liabilities (included in accrued expenses)	78	71

During the nine months ended September 30, 2021 and 2020, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. Below is a summary of such changes:

	Nine Months Ended September 30,
In millions	2021	2020
Contract liabilities, beginning of the period	$71	$73
Rewards earnings and gift card issuances	286	266
Redemption and breakage	(279)	(264)
Contract liabilities, end of the period	$78	$75

Health Insurer Fee

Since January 1, 2014, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) has imposed an annual premium-based health insurer fee (the “HIF”). The HIF, which is payable each September, is not deductible for federal income tax purposes. In December 2019, the HIF was repealed for calendar years after 2020, therefore there was no expense related to the HIF in the three and nine months ended September 30, 2021. In the three and nine months ended September 30, 2020, operating expenses included $255 million and $774 million, respectively, related to the Company’s estimated share of the 2020 HIF. The Company paid approximately $1.0 billion, representing the Company’s portion of the non tax-deductible HIF in 2020.

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of $16 million and $5 million in the three months ended September 30, 2021 and 2020, respectively, and expensed fees for the use of this network of approximately $35 million and $28 million in the nine months ended September 30, 2021 and 2020, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services, LLC (“Heartland”). Heartland operates several LTC pharmacies in four states. Heartland paid the Company $20 million and $15 million for pharmaceutical inventory purchases during the three months ended September 30, 2021 and 2020, respectively, and $57 million and $58 million for pharmaceutical inventory purchases during the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company performs certain collection functions for Heartland and then transfers those customer cash collections to Heartland. The Company’s investment in and equity in the earnings of Heartland for all periods presented is immaterial.

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

2.Investments

Total investments at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021			December 31, 2020
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,859	$19,715	$22,574	$2,774	$18,414	$21,188
Mortgage loans	110	824	934	226	821	1,047
Other investments	46	1,831	1,877	—	1,577	1,577
Total investments	$3,015	$22,370	$25,385	$3,000	$20,812	$23,812

Debt Securities

Debt securities available for sale at September 30, 2021 and December 31, 2020 were as follows:

In millions	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Debt securities:
U.S. government securities	$2,260	$81	$(1)	$2,340
States, municipalities and political subdivisions	2,939	151	(5)	3,085
U.S. corporate securities	8,898	757	(22)	9,633
Foreign securities	2,736	221	(12)	2,945
Residential mortgage-backed securities	849	19	(5)	863
Commercial mortgage-backed securities	1,160	57	(8)	1,209
Other asset-backed securities	2,447	23	(2)	2,468
Redeemable preferred securities	28	3	—	31
Total debt securities (2)	$21,317	$1,312	$(55)	$22,574

December 31, 2020
Debt securities:
U.S. government securities	$2,341	$128	$—	$2,469
States, municipalities and political subdivisions	2,556	172	—	2,728
U.S. corporate securities	7,879	1,023	(8)	8,894
Foreign securities	2,595	324	(1)	2,918
Residential mortgage-backed securities	673	32	—	705
Commercial mortgage-backed securities	962	84	—	1,046
Other asset-backed securities	2,369	36	(2)	2,403
Redeemable preferred securities	21	4	—	25
Total debt securities (2)	$19,396	$1,803	$(11)	$21,188
_____________________________________________
(1)There was no allowance for expected credit losses recorded on available-for-sale debt securities at September 30, 2021 or December 31, 2020.
(2)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At September 30, 2021, debt securities with a fair value of $882 million, gross unrealized capital gains of $101 million and gross unrealized capital losses of $1 million and at December 31, 2020, debt securities with a fair value of $919 million, gross unrealized capital gains of $135 million and no gross unrealized capital losses were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The amortized cost and fair value of debt securities at September 30, 2021 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,056	$1,071
One year through five years	7,123	7,390
After five years through ten years	4,492	4,718
Greater than ten years	4,190	4,855
Residential mortgage-backed securities	849	863
Commercial mortgage-backed securities	1,160	1,209
Other asset-backed securities	2,447	2,468
Total	$21,317	$22,574

Summarized below are the debt securities the Company held at September 30, 2021 and December 31, 2020 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
September 30, 2021
Debt securities:
U.S. government securities	45	$204	$1	2	$1	$—	47	$205	$1
States, municipalities and political subdivisions	234	464	5	1	4	—	235	468	5
U.S. corporate securities	1,081	1,528	19	43	51	3	1,124	1,579	22
Foreign securities	320	568	11	12	21	1	332	589	12
Residential mortgage-backed securities	122	476	5	9	10	—	131	486	5
Commercial mortgage-backed securities	127	342	6	15	47	2	142	389	8
Other asset-backed securities	312	652	2	18	17	—	330	669	2
Redeemable preferred securities	2	5	—	—	—	—	2	5	—
Total debt securities	2,243	$4,239	$49	100	$151	$6	2,343	$4,390	$55

December 31, 2020
Debt securities:
U.S. government securities	32	$205	$—	—	$—	$—	32	$205	$—
States, municipalities and political subdivisions	49	83	—	—	—	—	49	83	—
U.S. corporate securities	145	155	8	2	—	—	147	155	8
Foreign securities	41	69	1	5	5	—	46	74	1
Residential mortgage-backed securities	23	26	—	3	—	—	26	26	—
Commercial mortgage-backed securities	22	75	—	—	—	—	22	75	—
Other asset-backed securities	156	256	1	49	41	1	205	297	2
Total debt securities	468	$869	$10	59	$46	$1	527	$915	$11

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at September 30, 2021 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of September 30, 2021, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at September 30, 2021 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$22	$—	$22	$—
One year through five years	6	—	1,264	11	1,270	11
After five years through ten years	29	1	920	16	949	17
Greater than ten years	19	—	586	12	605	12
Residential mortgage-backed securities	—	—	486	5	486	5
Commercial mortgage-backed securities	6	—	383	8	389	8
Other asset-backed securities	—	—	669	2	669	2
Total	$60	$1	$4,330	$54	$4,390	$55

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the three and nine months ended September 30, 2021 and 2020, the Company had the following activity in its mortgage loan portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
New mortgage loans	$53	$31	$173	$55
Mortgage loans fully repaid	88	37	260	114
Mortgage loans foreclosed	—	—	—	—

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

Based on the Company’s assessments at September 30, 2021 and December 31, 2020, the amortized cost basis of the Company's mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2021	2020	2019	2018	2017	Prior	Total
September 30, 2021
1	$—	$—	$—	$—	$22	$29	$51
2 to 4	171	44	64	73	75	443	870
5 and 6	—	—	—	3	4	6	13
7	—	—	—	—	—	—	—
Total	$171	$44	$64	$76	$101	$478	$934

December 31, 2020
1		$—	$—	$—	$22	$37	$59
2 to 4		46	96	91	124	595	952
5 and 6		—	—	3	4	29	36
7		—	—	—	—	—	—
Total		$46	$96	$94	$150	$661	$1,047

Net Investment Income

Sources of net investment income for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Debt securities	$157	$151	$474	$441
Mortgage loans	13	15	41	45
Other investments	109	37	307	64
Gross investment income	279	203	822	550
Investment expenses	(11)	(8)	(28)	(25)
Net investment income (excluding net realized capital gains or losses)	268	195	794	525
Net realized capital gains (losses) (1)	(22)	9	38	25
Net investment income (2)	$246	$204	$832	$550
_____________________________________________
(1)Net realized capital losses include yield-related impairment losses on debt securities of $3 million in the three months ended September 30, 2021. Net realized capital gains are net of yield-related impairment losses on debt securities of $35 million in the nine months ended September 30, 2021. There were no credit-related losses on debt securities in the three and nine months ended September 30, 2021. Net realized capital gains are net of credit-related and yield-related impairment losses on debt securities of $1 million and $2 million, respectively, in the three months ended September 30, 2020. Net realized capital gains are net of credit-related and yield-related impairment losses on debt securities of $4 million and $44 million, respectively, in the nine months ended September 30, 2020.
(2)Net investment income includes $9 million and $28 million for the three and nine months ended September 30, 2021, respectively, and $10 million and $31 million for the three and nine months ended September 30, 2020, respectively, related to investments supporting experience-rated products.

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Proceeds from sales	$668	$905	$2,935	$2,324
Gross realized capital gains	19	17	61	60
Gross realized capital losses	2	3	12	59

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

There were no financial liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at September 30, 2021 or December 31, 2020. Financial assets measured at fair value on a recurring basis on the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020 were as follows:

In millions	Level 1	Level 2	Level 3	Total
September 30, 2021
Cash and cash equivalents	$4,953	$4,873	$—	$9,826
Debt securities:
U.S. government securities	2,295	45	—	2,340
States, municipalities and political subdivisions	—	3,085	—	3,085
U.S. corporate securities	—	9,594	39	9,633
Foreign securities	—	2,945	—	2,945
Residential mortgage-backed securities	—	863	—	863
Commercial mortgage-backed securities	—	1,209	—	1,209
Other asset-backed securities	—	2,468	—	2,468
Redeemable preferred securities	—	31	—	31
Total debt securities	2,295	20,240	39	22,574
Equity securities	107	—	42	149
Total	$7,355	$25,113	$81	$32,549

December 31, 2020
Cash and cash equivalents	$3,985	$3,869	$—	$7,854
Debt securities:
U.S. government securities	2,370	99	—	2,469
States, municipalities and political subdivisions	—	2,727	1	2,728
U.S. corporate securities	—	8,842	52	8,894
Foreign securities	—	2,918	—	2,918
Residential mortgage-backed securities	—	705	—	705
Commercial mortgage-backed securities	—	1,046	—	1,046
Other asset-backed securities	—	2,403	—	2,403
Redeemable preferred securities	—	24	1	25
Total debt securities	2,370	18,764	54	21,188
Equity securities	17	—	30	47
Total	$6,372	$22,633	$84	$29,089

During the three and nine months ended September 30, 2021 and 2020, there were no transfers into or out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the condensed consolidated balance sheets at adjusted cost or contract value at September 30, 2021 and December 31, 2020 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
September 30, 2021
Assets:
Mortgage loans	$934	$—	$—	$945	$945
Equity securities (1)	50	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	334	—	—	378	378
Long-term debt	58,393	66,960	—	—	66,960

December 31, 2020
Assets:
Mortgage loans	$1,047	$—	$—	$1,070	$1,070
Equity securities (1)	145	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	322	—	—	371	371
Long-term debt	64,647	75,940	—	—	75,940
_____________________________________________
(1)It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

Separate Accounts assets relate to the Company’s large case pensions products which represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021				December 31, 2020
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3	$216	$—	$219	$2	$186	$—	$188
Debt securities	1,214	3,083	—	4,297	1,465	2,634	—	4,099
Equity securities	—	2	—	2	—	2	—	2
Common/collective trusts	—	577	—	577	—	563	—	563
Total (1)	$1,217	$3,878	$—	$5,095	$1,467	$3,385	$—	$4,852
_____________________________________________
(1)Excludes $9 million of other payables at September 30, 2021 and $29 million of other receivables at December 31, 2020.

4.Goodwill

Goodwill is not amortized, but is subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be impairment. Goodwill is evaluated for possible impairment by comparing the fair value of a reporting unit to its carrying value, including the goodwill assigned to that reporting unit.

During the third quarter of 2021, the Company performed its required annual impairment tests of goodwill. The results of the impairment tests indicated an impairment of the goodwill associated with the LTC reporting unit, as the reporting unit’s carrying value exceeded its fair value as of the testing date. The results of the impairment tests of the remaining reporting units indicated that there was no impairment of goodwill as of the testing date.

During 2021, the LTC reporting unit has continued to face challenges that have impacted the Company’s ability to grow the LTC reporting unit’s business at the rate estimated when its 2020 goodwill impairment test was performed. These challenges include lower net facility admissions, net long-term care facility customer losses and the prolonged adverse impact of the COVID-19 pandemic and the emerging new variants, which resulted in more significant declines in occupancy rates experienced by the Company’s long-term care facility customers than previously anticipated. During the third quarter of 2021, LTC management updated their 2021 annual forecast and submitted their long-term plan which showed deterioration in the financial results for the remainder of 2021 and beyond. The Company utilized these updated projections in performing its annual impairment test, which indicated that the fair value of the LTC reporting unit was lower than its carrying value, resulting in a $431 million goodwill impairment charge in the third quarter of 2021. The fair value of the LTC reporting unit was determined using a combination of a discounted cash flow method and a market multiple method. As of September 30, 2021, there was no remaining goodwill balance in the LTC reporting unit. The Company also performed an impairment test of the intangible assets of the LTC reporting unit and concluded these assets were not impaired as of September 30, 2021.

Cumulative goodwill impairments were $6.6 billion and $6.1 billion at September 30, 2021 and December 31, 2020, respectively.

Below is a summary of the changes in the carrying value of goodwill by segment for the nine months ended September 30, 2021:

In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Total
Balance at December 31, 2020	$45,130	$23,615	$10,807	$79,552
Impairment	—	—	(431)	(431)
Balance at September 30, 2021	$45,130	$23,615	$10,376	$79,121

5.Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
In millions	2021	2020
Health care costs payable, beginning of the period	$7,936	$6,879
Less: Reinsurance recoverables	10	5
Health care costs payable, beginning of the period, net	7,926	6,874
Acquisition	—	444
Add: Components of incurred health care costs
Current year	48,243	40,777
Prior years	(771)	(448)
Total incurred health care costs (1)	47,472	40,329
Less: Claims paid
Current year	39,887	34,198
Prior years	6,639	5,865
Total claims paid	46,526	40,063
Add: Premium deficiency reserve	1	1
Health care costs payable, end of the period, net	8,873	7,585
Add: Reinsurance recoverables	4	8
Health care costs payable, end of the period	$8,877	$7,593
_____________________________________________
(1)Total incurred health care costs for the nine months ended September 30, 2021 and 2020 in the table above exclude (i) $1 million and $1 million, respectively, for a premium deficiency reserve related to the Company’s Medicaid products, (ii) $45 million and $31 million, respectively, of benefit costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the Company’s unaudited condensed consolidated balance sheets and (iii) $168 million and $173 million, respectively, of benefit costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s estimates of prior years’ health care costs payable decreased by $771 million and $448 million, respectively, in the nine months ended September 30, 2021 and 2020, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At September 30, 2021, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $6.8 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims at September 30, 2021 related to the current year.

6.Borrowings
The following table is a summary of the Company’s borrowings at September 30, 2021 and December 31, 2020:

In millions	September 30, 2021	December 31, 2020
Long-term debt
3.35% senior notes due March 2021	$—	$2,038
Floating rate notes due March 2021 (0.950% at December 31, 2020)	—	1,000
4.125% senior notes due May 2021	—	222
2.125% senior notes due June 2021	—	1,750
4.125% senior notes due June 2021	—	203
5.45% senior notes due June 2021	—	187
3.5% senior notes due July 2022	1,500	1,500
2.75% senior notes due November 2022	1,000	1,000
2.75% senior notes due December 2022	1,250	1,250
4.75% senior notes due December 2022	399	399
3.7% senior notes due March 2023	2,336	2,336
2.8% senior notes due June 2023	1,300	1,300
4% senior notes due December 2023	414	414
3.375% senior notes due August 2024	650	650
2.625% senior notes due August 2024	1,000	1,000
3.5% senior notes due November 2024	750	750
5% senior notes due December 2024	299	299
4.1% senior notes due March 2025	950	950
3.875% senior notes due July 2025	2,828	2,828
2.875% senior notes due June 2026	1,750	1,750
3% senior notes due August 2026	750	750
3.625% senior notes due April 2027	750	750
6.25% senior notes due June 2027	372	372
1.3% senior notes due August 2027	2,250	2,250
4.3% senior notes due March 2028	5,000	7,050
3.25% senior notes due August 2029	1,750	1,750
3.75% senior notes due April 2030	1,500	1,500
1.75% senior notes due August 2030	1,250	1,250
1.875% senior notes due February 2031	1,250	1,250
2.125% senior notes due September 2031	1,000	—
4.875% senior notes due July 2035	652	652
6.625% senior notes due June 2036	771	771
6.75% senior notes due December 2037	533	533
4.78% senior notes due March 2038	5,000	5,000
6.125% senior notes due September 2039	447	447
4.125% senior notes due April 2040	1,000	1,000
2.7% senior notes due August 2040	1,250	1,250
5.75% senior notes due May 2041	133	133
4.5% senior notes due May 2042	500	500
4.125% senior notes due November 2042	500	500
5.3% senior notes due December 2043	750	750
4.75% senior notes due March 2044	375	375
5.125% senior notes due July 2045	3,500	3,500
3.875% senior notes due August 2047	1,000	1,000
5.05% senior notes due March 2048	8,000	8,000
4.25% senior notes due April 2050	750	750
Finance lease liabilities	1,207	1,083
Other	321	326
Total debt principal	58,987	65,318
Debt premiums	224	238
Debt discounts and deferred financing costs	(818)	(909)
	58,393	64,647
Less:
Current portion of long-term debt	(1,561)	(5,440)
Long-term debt	$56,832	$59,207

Long-term Borrowings

2021 Notes
On August 18, 2021, the Company issued $1.0 billion aggregate principal amount of 2.125% unsecured senior notes due September 15, 2031 for total proceeds of $987 million, net of discounts, underwriting fees and offering expenses. The net proceeds of this offering were used for the purchase of senior notes in connection with the Company’s cash tender offer in August 2021 as described below.

Early Extinguishments of Debt
In August 2021, the Company purchased approximately $2.0 billion of its outstanding 4.3% senior notes due 2028 through a cash tender offer. In connection with the purchase of such senior notes, the Company paid a premium of $332 million in excess of the aggregate principal amount of the senior notes that were purchased, wrote-off $26 million of unamortized deferred financing costs and incurred $5 million in fees, for a total loss on early extinguishment of debt of $363 million.

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

During the nine months ended September 30, 2021 and 2020, the Company did not repurchase any shares of its common stock. At September 30, 2021, the Company had remaining authorization to repurchase an aggregate of up to approximately $13.9 billion of its common shares under the 2016 Repurchase Program.

Dividends

The quarterly cash dividend declared by the Board was $0.50 per share in each of the three-month periods ended September 30, 2021 and 2020. Cash dividends declared by the Board were $1.50 per share in each of the nine-month periods ended September 30, 2021 and 2020. CVS Health has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

8.Other Comprehensive Income
Shareholders’ equity included the following activity in accumulated other comprehensive income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Net unrealized investment gains (losses):
Beginning of period balance	$977	$987	$1,214	$774
Other comprehensive income (loss) before reclassifications ($(73), $83, $(346), $278 pretax)	(61)	52	(297)	218
Amounts reclassified from accumulated other comprehensive income ($(14), $(10), $(15), $47 pretax) (1)	(12)	(8)	(13)	39
Other comprehensive income (loss)	(73)	44	(310)	257
End of period balance	904	1,031	904	1,031

Foreign currency translation adjustments:
Beginning of period balance	6	(2)	7	4
Other comprehensive income (loss) before reclassifications	(5)	1	(6)	(5)
Other comprehensive income (loss)	(5)	1	(6)	(5)
End of period balance	1	(1)	1	(1)

Net cash flow hedges:
Beginning of period balance	241	267	248	279
Other comprehensive loss before reclassifications ($0, $0, $0, $(7) pretax)	—	—	—	(5)
Amounts reclassified from accumulated other comprehensive income ($(20), $(4), $(29), $(14) pretax) (2)	(15)	(3)	(22)	(10)
Other comprehensive loss	(15)	(3)	(22)	(15)
End of period balance	226	264	226	264

Pension and other postretirement benefits:
Beginning of period balance	(54)	(39)	(55)	(38)
Other comprehensive loss before reclassifications ($0, $0, $0, and $(8) pretax)	—	—	—	(6)
Amounts reclassified from accumulated other comprehensive loss ($0, $0, $1 and $7 pretax) (3)	—	—	1	5
Other comprehensive income (loss)	—	—	1	(1)
End of period balance	(54)	(39)	(54)	(39)

Total beginning of period accumulated other comprehensive income	1,170	1,213	1,414	1,019
Total other comprehensive income (loss)	(93)	42	(337)	236
Total end of period accumulated other comprehensive income	$1,077	$1,255	$1,077	$1,255
_____________________________________________
(1)Amounts reclassified from accumulated other comprehensive income for specifically identified debt securities are included in net investment income in the unaudited condensed consolidated statements of operations.
(2)Amounts reclassified from accumulated other comprehensive income for specifically identified cash flow hedges are included in interest expense in the unaudited condensed consolidated statements of operations. The Company expects to reclassify approximately $11 million, net of tax, in net gains associated with its cash flow hedges into net income within the next 12 months.
(3)Amounts reclassified from accumulated other comprehensive loss for specifically identified pension and other postretirement benefits are included in other income in the unaudited condensed consolidated statements of operations.

9.Earnings Per Share

Earnings per share is computed using the two-class method. Stock appreciation rights and options to purchase 8 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share in each of the three and nine-month periods ended September 30, 2021, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, stock appreciation rights and options to purchase 17 million and 16 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2020, respectively.

The following is a reconciliation of basic and diluted earnings per share for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2021	2020	2021	2020
Numerator for earnings per share calculation:
Net income attributable to CVS Health	$1,598	$1,224	$6,604	$6,206

Denominator for earnings per share calculation:
Weighted average shares, basic	1,321	1,310	1,318	1,308
Effect of dilutive securities	8	5	8	6
Weighted average shares, diluted	1,329	1,315	1,326	1,314

Earnings per share:
Basic	$1.21	$0.93	$5.01	$4.74
Diluted	$1.20	$0.93	$4.98	$4.72

10.Commitments and Contingencies

COVID-19

The COVID-19 pandemic continues to evolve. The Company believes COVID-19’s impact on its businesses, operating results, cash flows and/or financial condition primarily will be driven by the geographies impacted and the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies and consumer behavior and health care utilization patterns; and the timing, scope and impact of stimulus legislation as well as other federal, state and local governmental responses to the pandemic. Those primary drivers are beyond the Company’s knowledge and control. As a result, the impact COVID-19 will have on the Company’s businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be adverse and material. COVID-19 also may result in legal and regulatory proceedings, investigations and claims against the Company.

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations, and any significant adverse impact of COVID-19 on such purchasers and/or former subsidiaries increases the risk that the Company will be required to satisfy those obligations. As of September 30, 2021, the Company guaranteed 72 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2030.

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

Litigation and Regulatory Proceedings

The Company has been involved or is currently involved in numerous legal proceedings, including litigation, arbitration, government investigations, audits, reviews and claims. These include routine, regular and special investigations, audits and reviews by the U.S. Centers for Medicare & Medicaid Services (“CMS”), state insurance and health and welfare departments, the U.S. Department of Justice (the “DOJ”), state attorneys general, the U.S. Drug Enforcement Administration (the “DEA”) and other governmental authorities.

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

Prescription Processing Litigation and Investigations

The Company is named as a defendant in a number of lawsuits and is subject to a number of investigations concerning its prescription processing practices, including the following:

U.S. ex rel. Bassan et al. v. Omnicare, Inc. and CVS Health Corp. (U.S. District Court for the Southern District of New York). In December 2019, the U.S. Attorney’s Office for the Southern District of New York (the “SDNY”) filed a complaint-in-intervention in this previously sealed qui tam case. The complaint alleges that for certain non-skilled nursing facilities, Omnicare improperly filled prescriptions beyond one year where a valid prescription did not exist and that these dispensing events violated the federal False Claims Act. The Company is defending itself against these claims.

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

Stockholder Matters

Beginning in February 2019, multiple class action complaints, as well as a derivative complaint, were filed by putative plaintiffs against the Company and certain current and former officers and directors. The plaintiffs in these cases assert a variety of causes of action under federal securities laws that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the performance of the Company’s LTC business unit. The Company and its current and former officers and directors are defending themselves against these claims. Since filing, several of the cases have been consolidated, and the first-filed federal case, City of Miami Fire Fighters’ and Police Officers’ Retirement Trust, et al. (formerly known as Anarkat), was dismissed with prejudice in February 2021. Plaintiffs have appealed that decision to the First Circuit after their motion for reconsideration was denied. In re CVS Health Corp. Securities Act Litigation (formerly known as Waterford) and In re CVS Health Corp. Securities Litigation (formerly known as City of Warren and Freundlich) have been stayed pending the outcome of the First Circuit appeal.

In August and September 2020, two ERISA class actions were filed in the U.S. District Court for the District of Connecticut against CVS Health, Aetna Inc. (“Aetna”), and several current and former executives, directors and/or members of Aetna’s Compensation and Talent Management Committee: Radcliffe v. Aetna Inc., et al. and Flaim v. Aetna Inc., et al. The plaintiffs in these cases assert a variety of causes of action premised on allegations that the defendants breached fiduciary duties and engaged in prohibited transactions relating to participants in the Aetna 401(k) Plan’s investment in company stock between December 3, 2017 and February 20, 2019, claiming losses related to the performance of the Company’s LTC business unit. The district court consolidated the actions and the Company is defending itself against these claims. In October 2021, the consolidated case was dismissed without prejudice. Plaintiffs may seek leave to file an amended complaint. The Company also received a related document request pursuant to ERISA § 104(b), to which the Company has responded.

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

As a leading national health care services company, the Company regularly is the subject of government actions of the types described above. These government actions may prevent or delay the Company from implementing planned premium rate increases and may result, and have resulted, in restrictions on the Company’s businesses, changes to or clarifications of the Company’s business practices, retroactive adjustments to premiums, refunds or other payments to members, beneficiaries, states or the federal government, withholding of premium payments to the Company by government agencies, assessments of damages, civil or criminal fines or penalties, or other sanctions, including the possible suspension or loss of licensure and/or suspension or exclusion from participation in government programs.

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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Pharmacy Services (1)	Retail/ LTC	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
September 30, 2021
Revenues from external customers	$20,311	$36,851	$16,347	$39	$—	$73,548
Intersegment revenues	21	2,195	8,678	—	(10,894)	—
Net investment income (loss)	147	—	(33)	132	—	246
Total revenues	20,479	39,046	24,992	171	(10,894)	73,794
Adjusted operating income (loss)	1,106	1,773	1,723	(343)	(186)	4,073

September 30, 2020
Revenues from external customers	$18,557	$33,492	$14,770	$33	$—	$66,852
Intersegment revenues	20	2,219	7,955	—	(10,194)	—
Net investment income	121	—	—	83	—	204
Total revenues	18,698	35,711	22,725	116	(10,194)	67,056
Adjusted operating income (loss)	1,080	1,619	1,412	(303)	(186)	3,622

Nine Months Ended
September 30, 2021
Revenues from external customers	$60,993	$105,909	$47,672	$101	$—	$214,675
Intersegment revenues	62	7,772	25,309	—	(33,143)	—
Net investment income	432	—	13	387	—	832
Total revenues	61,487	113,681	72,994	488	(33,143)	215,507
Adjusted operating income (loss)	4,502	5,035	5,166	(1,015)	(523)	13,165

September 30, 2020
Revenues from external customers	$55,972	$98,233	$44,314	$83	$—	$198,602
Intersegment revenues	51	7,350	22,822	—	(30,223)	—
Net investment income	341	—	—	209	—	550
Total revenues	56,364	105,583	67,136	292	(30,223)	199,152
Adjusted operating income (loss)	6,035	4,127	4,371	(931)	(539)	13,063
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $2.8 billion and $2.5 billion of retail co-payments for the three months ended September 30, 2021 and 2020, respectively, and $9.0 billion and $8.5 billion of retail co-payments for the nine months ended September 30, 2021 and 2020, respectively.
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

The following are reconciliations of consolidated operating income to adjusted operating income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Operating income (GAAP measure)	$3,061	$3,249	$10,964	$11,387
Amortization of intangible assets (1)	561	587	1,730	1,751
Acquisition-related integration costs (2)	20	57	101	196
Goodwill impairment (3)	431	—	431	—
Acquisition purchase price adjustment outside of measurement period (4)	—	—	(61)	—
Gain on divestiture of subsidiary (5)	—	(271)	—	(271)
Adjusted operating income	$4,073	$3,622	$13,165	$13,063
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
(2)During the three and nine months ended September 30, 2021 and 2020, acquisition-related integration costs relate to the acquisition of Aetna. The acquisition-related integration costs are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(3)During the three and nine months ended September 30, 2021, the goodwill impairment charge relates to the LTC reporting unit within the Retail/LTC segment.
(4)In June 2021, the Company received $61 million related to a purchase price working capital adjustment for an acquisition completed during the first quarter of 2020. The resolution of this matter occurred subsequent to the acquisition accounting measurement period and is reflected in the Company’s unaudited GAAP condensed consolidated statement of operations for the nine months ended September 30, 2021 as a reduction of operating expenses within the Health Care Benefits segment.
(5)During the three and nine months ended September 30, 2020, the gain on divestiture of subsidiary represents the pre-tax gain on the sale of the Workers’ Compensation business, which the Company sold on July 31, 2020 for approximately $850 million. The gain on divestiture is reflected as a reduction in operating expenses in the Company’s unaudited GAAP condensed consolidated statements of operations within the Health Care Benefits segment.

Index to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of September 30, 2021, the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2021 and 2020, the related condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2021 and 2020, June 30, 2021 and 2020, and September 30, 2021 and 2020, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 3, 2021

Form 10-Q Table of Contents
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation (“CVS Health”), together with its subsidiaries (collectively, the “Company,” “we,” “our” or “us”), is a diversified health services company united around a common purpose of helping people on their path to better health. In an increasingly connected and digital world, we are meeting people wherever they are and changing health care to meet their needs. The Company has more than 9,900 retail locations, nearly 1,200 walk-in medical clinics, a leading pharmacy benefits manager with approximately 110 million plan members, a dedicated senior pharmacy care business serving more than one million patients per year and expanding specialty pharmacy services. The Company also serves an estimated 35 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

The Company has four reportable segments: Health Care Benefits, Pharmacy Services, Retail/LTC and Corporate/Other, which are described below.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment is one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services, and health information technology products and services. The Health Care Benefits segment also provided workers’ compensation administrative services through its Coventry Health Care Workers’ Compensation business (“Workers’ Compensation business”) prior to the sale of this business on July 31, 2020. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” In addition, the Company has submitted regulatory filings for a January 2022 entrance into the individual public health insurance exchanges (“Public Exchanges”) in eight states.

Overview of the Pharmacy Services Segment

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, including plan design offerings and administration, formulary management, retail pharmacy network management services, mail order pharmacy, specialty pharmacy and infusion services, clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and Covered Entities. The Pharmacy Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, plans offered on Public Exchanges and private health insurance exchanges, other sponsors of health benefit plans throughout the United States and Covered Entities. The Pharmacy Services segment operates retail specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies, compounding pharmacies and branches for infusion and enteral nutrition services.

Overview of the Retail/LTC Segment

The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, coronavirus disease 2019 (“COVID-19”) and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of September 30, 2021, the Retail/LTC segment operated more than 9,900 retail locations, nearly 1,200 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and onsite pharmacies.

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

Overview of Current Trends

We also face trends and uncertainties specific to our reportable segments, certain of which are summarized below and also discussed in the review of our segment results. For the remainder of the year, the Company believes you should consider the following important information:

•The COVID-19 pandemic continues to impact the economies of the U.S. and other countries around the world. We believe COVID-19’s impact on our businesses, operating results, cash flows and/or financial condition primarily will be driven by the geographies impacted and the severity and duration of the pandemic, as well as the pandemic’s impact on the U.S. and global economies, global supply chain, consumer behavior, and health care utilization patterns. In addition, as described in the “Government Regulation” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 and emerging new variants may not effectively combat the severity and/or duration of the COVID-19 pandemic, and have resulted in a myriad of impacts on our businesses. Those primary drivers are beyond our knowledge and control. As a result, the impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be adverse and material. Specific COVID-19 related impacts on the Company during the three and nine months ended September 30, 2021 and 2020 are further described below.
•The Health Care Benefits segment is expected to experience lower Medicare risk adjustment revenue and elevated medical costs during the fourth quarter, with non-COVID-19 related utilization returning towards baseline levels and continued COVID-19 related costs, largely related to treatment, testing and the administration of the vaccine. The Company also expects to incur higher operating expenses during the fourth quarter related to investments to support future growth and readiness for the start of the 2022 plan year.
•The Pharmacy Services segment is expected to continue to benefit from our ability to drive improvements in purchasing economics and growth in specialty pharmacy, partially offset by continued price compression.
•The Retail/LTC segment is expected to continue to benefit from increased prescription volume and improved generic drug purchasing, partially offset by continued pharmacy reimbursement pressure. While COVID-19 vaccinations, diagnostic testing and over-the-counter (“OTC”) test kit sales are expected to continue for the remainder of 2021, we expect vaccinations to slow in the fourth quarter of the year. The extent of COVID-19 vaccinations and diagnostic testing will be dependent upon various factors including vaccine hesitancy, the emergence of new variants and the availability and administration of pediatric and booster vaccinations.
•The Company is expected to continue to benefit from its cost savings initiatives, including ongoing digitalization and technology improvements, a reduction in non-retail real estate associated with workforce management changes and initiatives to increase productivity and operational efficiency. The Company also expects to incur higher operating expenses during the fourth quarter related to incremental investments in compensation and benefits, including the increase in the minimum wage for store, warehouse and call center colleagues in support of its initiatives to retain and attract talent for its community health destinations.

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three and nine months ended September 30, 2021 and 2020, and the significant developments affecting the Company’s financial condition since December 31, 2020. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the 2020 Form 10-K.

Summary of Consolidated Financial Results

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2021 vs 2020		Nine Months Ended September 30, 2021 vs 2020
In millions	2021	2020	2021	2020	$	%	$	%
Revenues:
Products	$51,853	$47,738	$149,765	$141,096	$4,115	8.6%	$8,669	6.1%
Premiums	18,984	17,182	56,927	51,749	1,802	10.5%	5,178	10.0%
Services	2,711	1,932	7,983	5,757	779	40.3%	2,226	38.7%
Net investment income	246	204	832	550	42	20.6%	282	51.3%
Total revenues	73,794	67,056	215,507	199,152	6,738	10.0%	16,355	8.2%
Operating costs:
Cost of products sold	45,011	40,940	129,425	121,529	4,071	9.9%	7,896	6.5%
Benefit costs	16,081	14,396	47,686	40,534	1,685	11.7%	7,152	17.6%
Goodwill impairment	431	—	431	—	431	100.0%	431	100.0%
Operating expenses	9,210	8,471	27,001	25,702	739	8.7%	1,299	5.1%
Total operating costs	70,733	63,807	204,543	187,765	6,926	10.9%	16,778	8.9%
Operating income	3,061	3,249	10,964	11,387	(188)	(5.8)%	(423)	(3.7)%
Interest expense	602	731	1,895	2,229	(129)	(17.6)%	(334)	(15.0)%
Loss on early extinguishment of debt	363	766	363	766	(403)	(52.6)%	(403)	(52.6)%
Other income	(49)	(54)	(144)	(153)	5	9.3%	9	5.9%
Income before income tax provision	2,145	1,806	8,850	8,545	339	18.8%	305	3.6%
Income tax provision	558	587	2,248	2,328	(29)	(4.9)%	(80)	(3.4)%
Net income	1,587	1,219	6,602	6,217	368	30.2%	385	6.2%
Net (income) loss attributable to noncontrolling interests	11	5	2	(11)	6	120.0%	13	118.2%
Net income attributable to CVS Health	$1,598	$1,224	$6,604	$6,206	$374	30.6%	$398	6.4%

Commentary - Three Months Ended September 30, 2021 vs. 2020

Revenues
•Total revenues increased $6.7 billion, or 10.0%, in the three months ended September 30, 2021 compared to the prior year driven by growth across all segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $739 million, or 8.7%, in the three months ended September 30, 2021 compared to the prior year. The increase in operating expenses was primarily due to incremental costs associated with growth in the business, including costs associated with the administration of COVID-19 vaccinations and diagnostic testing in the Retail/LTC segment, as well as the absence of a $271 million gain on the sale of the Workers’ Compensation business recorded in the three months ended September 30, 2020. The increase was partially offset by the repeal of the non-deductible health insurer fee (“HIF”) for 2021.
•Operating expenses as a percentage of total revenues remained relatively consistent at 12.5% and 12.6% in the three months ended September 30, 2021 and September 30, 2020, respectively.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $188 million, or 5.8%, in the three months ended September 30, 2021 compared to the prior year primarily due to a $431 million goodwill impairment charge recorded in the Retail/LTC segment in the three months ended September 30, 2021 (see Note 4 ‘‘Goodwill’’ to the unaudited condensed consolidated financial statements for additional information) and the absence of the $271 million gain on the sale of the Workers’ Compensation business recorded in the three months ended September 30, 2020. These decreases were partially offset by the administration of COVID-19 vaccinations and diagnostic testing and increased front store volume in the Retail/LTC segment, as well as improved purchasing economics and growth in specialty pharmacy in the Pharmacy Services segment during the three months ended September 30, 2021.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense decreased $129 million, or 17.6%, in the three months ended September 30, 2021 compared to the prior year due to lower debt in the three months ended September 30, 2021. See “Liquidity and Capital Resources” later in this report for additional information.

Loss on early extinguishment of debt
•During the three months ended September 30, 2021, the loss on early extinguishment of debt relates to the Company’s repayment of approximately $2.0 billion of its outstanding senior notes pursuant to its tender offer for such notes in August 2021, which resulted in a loss on early extinguishment of debt of $363 million. During the three months ended September 30, 2020, the loss on early extinguishment of debt relates to the Company’s repayment of $6.0 billion of its outstanding senior notes pursuant to its tender offers for such notes in August 2020, which resulted in a loss on early extinguishment of debt of $766 million. See Note 6 ‘‘Borrowings’’ to the unaudited condensed consolidated financial statements for additional information.

Income tax provision
•The effective income tax rate was 26.0% for the three months ended September 30, 2021 compared to 32.5% for the three months ended September 30, 2020. The decrease in the effective income tax rate was primarily due to the absence of the impact of the sale of the Workers’ Compensation business in the three months ended September 30, 2020 and the repeal of the non-deductible HIF for 2021.

Commentary - Nine Months Ended September 30, 2021 vs. 2020

Revenues
•Total revenues increased $16.4 billion, or 8.2%, in the nine months ended September 30, 2021 compared to the prior year driven by growth across all segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $1.3 billion, or 5.1%, in the nine months ended September 30, 2021 compared to the prior year. The increase in operating expenses was primarily due to incremental costs associated with growth in the business, including costs associated with the administration of COVID-19 vaccinations and diagnostic testing in the Retail/LTC segment and the absence of the $271 million gain on the sale of the Workers’ Compensation business in the nine months ended September 30, 2020. The increase was partially offset by the repeal of the HIF for 2021 and the favorable impact of company-wide cost savings initiatives in 2021.
•Operating expenses as a percentage of total revenues were 12.5% in the nine months ended September 30, 2021, a decrease of 40 basis points compared to the prior year. The decrease in operating expenses as a percentage of total revenues was primarily due to the increases in total revenues described above.

•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $423 million, or 3.7%, in the nine months ended September 30, 2021 compared to the prior year. The decrease in operating income was primarily driven by higher COVID-19 related costs in the Health Care Benefits segment in the nine months ended September 30, 2021 compared to the prior year, including the impact of the deferral of elective procedures and other discretionary utilization in response to the COVID-19 pandemic during the nine months ended September 30, 2020, the $431 million goodwill impairment charge recorded in the Retail/LTC segment in the nine months ended September 30, 2021 and the absence of the $271 million gain on the sale of the Workers’ Compensation business in the nine months ended September 30, 2020. These decreases were partially offset by improved purchasing economics and growth in specialty pharmacy in the Pharmacy Services segment, as well as the administration of COVID-19 vaccinations and diagnostic testing and increased front store volume in the Retail/LTC segment in the nine months ended September 30, 2021.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense decreased $334 million, or 15.0%, in the nine months ended September 30, 2021 compared to the prior year due to lower debt in the nine months ended September 30, 2021. See “Liquidity and Capital Resources” later in this report for additional information.

Loss on early extinguishment of debt
•During the nine months ended September 30, 2021, the loss on early extinguishment of debt relates to the Company’s repayment of approximately $2.0 billion of its outstanding senior notes pursuant to its tender offer for such notes in August 2021, which resulted in a loss on early extinguishment of debt of $363 million. During the nine months ended September 30, 2020, the loss on early extinguishment of debt relates to the Company’s repayment of $6.0 billion of its outstanding senior notes pursuant to its tender offers for such notes in August 2020, which resulted in a loss on early extinguishment of debt of $766 million.

Income tax provision
•The effective income tax rate was 25.4% for the nine months ended September 30, 2021 compared to 27.2% for the nine months ended September 30, 2020. The decrease in the effective income tax rate in the nine months ended September 30, 2021 was primarily due to the repeal of the non-deductible HIF for 2021 and the absence of the impact of the sale of the Workers’ Compensation business in the nine months ended September 30, 2020.

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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Pharmacy Services (1)	Retail/ LTC	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
September 30, 2021
Total revenues	$20,479	$39,046	$24,992	$171	$(10,894)	$73,794
Adjusted operating income (loss)	1,106	1,773	1,723	(343)	(186)	4,073
September 30, 2020
Total revenues	18,698	35,711	22,725	116	(10,194)	67,056
Adjusted operating income (loss)	1,080	1,619	1,412	(303)	(186)	3,622

Nine Months Ended
September 30, 2021
Total revenues	$61,487	$113,681	$72,994	$488	$(33,143)	$215,507
Adjusted operating income (loss)	4,502	5,035	5,166	(1,015)	(523)	13,165
September 30, 2020
Total revenues	56,364	105,583	67,136	292	(30,223)	199,152
Adjusted operating income (loss)	6,035	4,127	4,371	(931)	(539)	13,063
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $2.8 billion and $2.5 billion of retail co-payments for the three months ended September 30, 2021 and 2020, respectively, and $9.0 billion and $8.5 billion of retail co-payments for the nine months ended September 30, 2021 and 2020, respectively.
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

The following are reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income to segment adjusted operating income:

	Three Months Ended September 30, 2021
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$716	$1,730	$1,165	$(364)	$(186)	$3,061
Amortization of intangible assets (1)	390	43	127	1	—	561
Acquisition-related integration costs (2)	—	—	—	20	—	20
Goodwill impairment (3)	—	—	431	—	—	431
Adjusted operating income (loss)	$1,106	$1,773	$1,723	$(343)	$(186)	$4,073

	Three Months Ended September 30, 2020
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$949	$1,564	$1,283	$(361)	$(186)	$3,249
Amortization of intangible assets (1)	402	55	129	1	—	587
Acquisition-related integration costs (2)	—	—	—	57	—	57
Gain on divestiture of subsidiary (4)	(271)	—	—	—	—	(271)
Adjusted operating income (loss)	$1,080	$1,619	$1,412	$(303)	$(186)	$3,622

	Nine Months Ended September 30, 2021
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$3,369	$4,887	$4,349	$(1,118)	$(523)	$10,964
Amortization of intangible assets (1)	1,194	148	386	2	—	1,730
Acquisition-related integration costs (2)	—	—	—	101	—	101
Goodwill impairment (3)	—	—	431	—	—	431
Acquisition purchase price adjustment outside of measurement period (5)	(61)	—	—	—	—	(61)
Adjusted operating income (loss)	$4,502	$5,035	$5,166	$(1,015)	$(523)	$13,165

	Nine Months Ended September 30, 2020
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$5,110	$3,949	$3,996	$(1,129)	$(539)	$11,387
Amortization of intangible assets (1)	1,196	178	375	2	—	1,751
Acquisition-related integration costs (2)	—	—	—	196	—	196
Gain on divestiture of subsidiary (4)	(271)	—	—	—	—	(271)
Adjusted operating income (loss)	$6,035	$4,127	$4,371	$(931)	$(539)	$13,063
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
(2)During the three and nine months ended September 30, 2021 and 2020, acquisition-related integration costs relate to the Company’s acquisition (the “Aetna Acquisition”) of Aetna Inc. (“Aetna”). The acquisition-related integration costs are reflected in the Company’s unaudited GAAP condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(3)During the three and nine months ended September 30, 2021, the goodwill impairment charge relates to the LTC reporting unit within the Retail/LTC segment.
(4)During the three and nine months ended September 30, 2020, the gain on divestiture of subsidiary represents the pre-tax gain on the sale of the Workers’ Compensation business, which the Company sold on July 31, 2020 for approximately $850 million. The gain on divestiture is reflected as a reduction in operating expenses in the Company’s unaudited GAAP condensed consolidated statements of operations within the Health Care Benefits segment.
(5)In June 2021, the Company received $61 million related to a purchase price working capital adjustment for an acquisition completed during the first quarter of 2020. The resolution of this matter occurred subsequent to the acquisition accounting measurement period and is reflected in the Company’s unaudited GAAP condensed consolidated statement of operations for the nine months ended September 30, 2021 as a reduction of operating expenses within the Health Care Benefits segment.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2021 vs 2020		Nine Months Ended September 30, 2021 vs 2020
In millions, except percentages and basis points (“bps”)	2021	2020	2021	2020	$	%	$	%
Revenues:
Premiums	$18,959	$17,165	$56,869	$51,699	$1,794	10.5%	$5,170	10.0%
Services	1,373	1,412	4,186	4,324	(39)	(2.8)%	(138)	(3.2)%
Net investment income	147	121	432	341	26	21.5%	91	26.7%
Total revenues	20,479	18,698	61,487	56,364	1,781	9.5%	5,123	9.1%
Benefit costs	16,260	14,416	47,971	40,816	1,844	12.8%	7,155	17.5%
MBR	85.8%	84.0%	84.4%	78.9%	180	bps	550	bps
Operating expenses	$3,503	$3,333	$10,147	$10,438	$170	5.1%	$(291)	(2.8)%
Operating expenses as a % of total revenues	17.1%	17.8%	16.5%	18.5%
Operating income	$716	$949	$3,369	$5,110	$(233)	(24.6)%	$(1,741)	(34.1)%
Operating income as a % of total revenues	3.5%	5.1%	5.5%	9.1%
Adjusted operating income (1)	$1,106	$1,080	$4,502	$6,035	$26	2.4%	$(1,533)	(25.4)%
Adjusted operating income as a % of total revenues	5.4%	5.8%	7.3%	10.7%
Premium revenues (by business):
Government	$13,903	$12,181	$41,717	$36,626	$1,722	14.1%	$5,091	13.9%
Commercial	5,056	4,984	15,152	15,073	72	1.4%	79	0.5%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Care Benefits segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended September 30, 2021 vs. 2020

Revenues
•Total revenues increased $1.8 billion, or 9.5%, to $20.5 billion in the three months ended September 30, 2021 compared to the prior year primarily driven by growth in the Government Services business, partially offset by the unfavorable impact of the repeal of the HIF for 2021.

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
•The MBR increased from 84.0% to 85.8% in the three months ended September 30, 2021 compared to the prior year primarily driven by higher COVID-19 related costs, net of deferred care, in the three months ended September 30, 2021 compared to the prior year and the repeal of the HIF for 2021. These increases were partially offset by higher favorable development of prior-periods’ health care cost estimates in the three months ended September 30, 2021 compared to the prior year.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses increased $170 million, or 5.1%, in the three months ended September 30, 2021 compared to the prior year. The increase in operating expenses was primarily due to the absence of the $271 million gain on the sale of the

Workers’ Compensation business in the three months ended September 30, 2020 and incremental operating expenses to support the growth in the Government Services business described above. These increases were partially offset by the repeal of the HIF for 2021.
•Operating expenses as a percentage of total revenues decreased to 17.1% in the three months ended September 30, 2021 compared to 17.8% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily due to the repeal of the HIF for 2021.

Adjusted operating income
•Adjusted operating income increased $26 million, or 2.4%, in the three months ended September 30, 2021 compared to the prior year. The increase in adjusted operating income was primarily driven by improved performance in the underlying Government Services business, largely offset by higher COVID-19 related costs, net of deferred care, in the three months ended September 30, 2021 compared to the prior year.

Commentary - Nine Months Ended September 30, 2021 vs. 2020

Revenues
•Total revenues increased $5.1 billion, or 9.1%, to $61.5 billion in the nine months ended September 30, 2021 compared to the prior year primarily driven by growth in the Government Services business, partially offset by the unfavorable impact of the repeal of the HIF for 2021.

Medical Benefit Ratio
•The MBR increased from 78.9% to 84.4% in the nine months ended September 30, 2021 compared to the prior year primarily driven by higher COVID-19 related costs in the nine months ended September 30, 2021 compared to the prior year, including the impact of the deferral of elective procedures and other discretionary utilization in response to the COVID-19 pandemic during the nine months ended September 30, 2020, as well as the repeal of the HIF for 2021. These increases were partially offset by improved performance in the underlying Government Services business.

Operating expenses
•Operating expenses decreased $291 million, or 2.8%, in the nine months ended September 30, 2021 compared to the prior year. The decrease in operating expenses was primarily due to the repeal of the HIF for 2021 and the impact of cost savings initiatives in the nine months ended September 30, 2021. These decreases were partially offset by incremental operating expenses to support the growth in the Government Services business described above and the net impact of the sale of the Workers’ Compensation business sold on July 31, 2020.
•Operating expenses as a percentage of total revenues decreased to 16.5% in the nine months ended September 30, 2021 compared to 18.5% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily due to the repeal of the HIF for 2021 and continued revenue growth described above.

Adjusted operating income
•Adjusted operating income decreased $1.5 billion, or 25.4%, in the nine months ended September 30, 2021 compared to the prior year. The decrease in adjusted operating income was primarily driven by higher COVID-19 related costs in the nine months ended September 30, 2021 compared to the prior year, including the impact of the deferral of elective procedures and other discretionary utilization in response to the COVID-19 pandemic during the nine months ended September 30, 2020. The decrease was partially offset by improved performance in the underlying Government Services business and the impact of cost savings initiatives in the nine months ended September 30, 2021.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	September 30, 2021			June 30, 2021			December 31, 2020			September 30, 2020
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,224	13,529	16,753	3,183	13,541	16,724	3,258	13,644	16,902	3,268	13,671	16,939
Medicare Advantage	2,953	—	2,953	2,911	—	2,911	2,705	—	2,705	2,689	—	2,689
Medicare Supplement	1,242	—	1,242	1,193	—	1,193	1,082	—	1,082	1,009	—	1,009
Medicaid	2,289	460	2,749	2,231	451	2,682	2,100	623	2,723	2,028	605	2,633
Total medical membership	9,708	13,989	23,697	9,518	13,992	23,510	9,145	14,267	23,412	8,994	14,276	23,270

Supplemental membership information:
Medicare Prescription Drug Plan (standalone)			5,740			5,704			5,490			5,540

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
•Medical membership as of September 30, 2021 of 23.7 million increased 187,000 members compared with June 30, 2021, reflecting increases across all product lines.
•Medical membership as of September 30, 2021 of 23.7 million increased 427,000 members compared with September 30, 2020 primarily reflecting increases in the Medicare and Medicaid product lines, partially offset by a decline in the Commercial product line.

Medicare Update
On January 15, 2021, the U.S. Centers for Medicare & Medicaid Services (“CMS”) issued its final notice detailing final 2022 Medicare Advantage benchmark payment rates. Final 2022 Medicare Advantage rates resulted in an increase in industry benchmark rates of approximately 4.1%.

The ACA ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of four or higher (out of five) to qualify for bonus payments. CMS released the Company’s 2022 star ratings in October 2021. The Company’s 2022 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2023. Based on the Company’s membership at September 1, 2021, 87% of the Company’s Medicare Advantage members were in plans with 2022 star ratings of at least 4.0 stars, compared to 83% of the Company’s Medicare Advantage members being in plans with 2021 star ratings of at least 4.0 stars based on the Company’s membership at September 1, 2020.

Pharmacy Services Segment

The following table summarizes the Pharmacy Services segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2021 vs 2020		Nine Months Ended September 30, 2021 vs 2020
In millions, except percentages	2021	2020	2021	2020	$	%	$	%
Revenues:
Products	$38,739	$35,461	$112,816	$104,802	$3,278	9.2%	$8,014	7.6%
Services	307	250	865	781	57	22.8%	84	10.8%
Total revenues	39,046	35,711	113,681	105,583	3,335	9.3%	8,098	7.7%
Cost of products sold	36,925	33,809	107,714	100,583	3,116	9.2%	7,131	7.1%
Operating expenses	391	338	1,080	1,051	53	15.7%	29	2.8%
Operating expenses as a % of total revenues	1.0%	0.9%	1.0%	1.0%
Operating income	$1,730	$1,564	$4,887	$3,949	$166	10.6%	$938	23.8%
Operating income as a % of total revenues	4.4%	4.4%	4.3%	3.7%
Adjusted operating income (1)	$1,773	$1,619	$5,035	$4,127	$154	9.5%	$908	22.0%
Adjusted operating income as a % of total revenues	4.5%	4.5%	4.4%	3.9%
Revenues (by distribution channel):
Pharmacy network (2)	$23,665	$21,473	$68,476	$63,109	$2,192	10.2%	$5,367	8.5%
Mail choice (3)	15,202	14,032	44,685	41,815	1,170	8.3%	2,870	6.9%
Other	179	206	520	659	(27)	(13.1)%	(139)	(21.1)%
Pharmacy claims processed: (4)
Total	564.4	528.2	1,662.5	1,575.0	36.2	6.9%	87.5	5.6%
Pharmacy network (2)	481.1	447.7	1,415.8	1,333.9	33.4	7.5%	81.9	6.1%
Mail choice (3)	83.3	80.5	246.7	241.1	2.8	3.5%	5.6	2.3%
Generic dispensing rate: (4)
Total	87.1%	87.9%	87.3%	88.5%
Pharmacy network (2)	87.4%	88.3%	87.6%	89.0%
Mail choice (3)	85.5%	85.7%	85.6%	85.7%
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

Commentary - Three Months Ended September 30, 2021 vs. 2020

Revenues
•Total revenues increased $3.3 billion, or 9.3%, to $39.0 billion in the three months ended September 30, 2021 compared to the prior year primarily driven by increased pharmacy claims volume, growth in specialty pharmacy and brand inflation, partially offset by continued price compression.

Operating expenses
•Operating expenses in the Pharmacy Services segment include selling, general and administrative expenses; depreciation and amortization expense; and expenses related to specialty retail pharmacies, which include store and administrative payroll, employee benefits and occupancy costs.
•Operating expenses as a percentage of total revenues remained relatively consistent at 1.0% and 0.9% in the three-month periods ended September 30, 2021 and 2020, respectively.

Adjusted operating income
•Adjusted operating income increased $154 million, or 9.5%, in the three months ended September 30, 2021 compared to the prior year. The increase in adjusted operating income was primarily driven by improved purchasing economics which reflected increased contributions from the products and services of the Company’s group purchasing organization and specialty pharmacy (including pharmacy and/or administrative services for providers and Covered Entities). These increases were partially offset by continued price compression.
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
•The Company’s pharmacy network claims processed on a 30-day equivalent basis increased 7.5% to 481.1 million claims in the three months ended September 30, 2021 compared to 447.7 million claims in the prior year primarily driven by net new business, COVID-19 vaccinations and increased new therapy prescriptions, which were adversely impacted by the COVID-19 pandemic during the three months ended September 30, 2020.
•The Company’s mail choice claims processed on a 30-day equivalent basis increased 3.5% to 83.3 million claims in the three months ended September 30, 2021 compared to 80.5 million claims in the prior year primarily driven by net new business and the continued adoption of Maintenance Choice offerings.
•Excluding the impact of COVID-19 vaccinations, total pharmacy claims processed increased 5.3% on a 30-day equivalent basis for the three months ended September 30, 2021 compared to the prior year.

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
•The Pharmacy Services segment’s total generic dispensing rate decreased to 87.1% in the three months ended September 30, 2021 compared to 87.9% in the prior year. The decrease in the segment’s generic dispensing rate was primarily driven by an increase in brand prescriptions, largely attributable to COVID-19 vaccinations in the three months ended September 30, 2021. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate increased to 88.4% in the three months ended September 30, 2021.

Commentary - Nine Months Ended September 30, 2021 vs. 2020

Revenues
•Total revenues increased $8.1 billion, or 7.7%, to $113.7 billion in the nine months ended September 30, 2021 compared to the prior year primarily driven by increased pharmacy claims volume, growth in specialty pharmacy and brand inflation, partially offset by continued price compression.

Operating expenses
•Operating expenses as a percentage of total revenues remained consistent at 1.0% in each of the nine-month periods ended September 30, 2021 and 2020.

Adjusted operating income
•Adjusted operating income increased $908 million, or 22.0% in the nine months ended September 30, 2021 compared to the prior year. The increase in adjusted operating income was primarily driven by improved purchasing economics which reflected increased contributions from the products and services of the Company’s group purchasing organization that was launched in the second quarter of 2020 and specialty pharmacy (including pharmacy and/or administrative services for providers and Covered Entities), partially offset by continued price compression.

Pharmacy claims processed
•The Company’s pharmacy network claims processed on a 30-day equivalent basis increased 6.1% to 1.4 billion claims in the nine months ended September 30, 2021 compared to 1.3 billion claims in the prior year primarily driven by net new business and COVID-19 vaccinations.
•The Company’s mail choice claims processed on a 30-day equivalent basis increased 2.3% to 246.7 million claims in the nine months ended September 30, 2021 compared to 241.1 million claims in the prior year primarily driven by net new business and the continued adoption of Maintenance Choice offerings.
•Excluding the impact of COVID-19 vaccinations, total pharmacy claims processed increased 3.8% on a 30-day equivalent basis for the nine months ended September 30, 2021 compared to the prior year.

Generic dispensing rate
•The Pharmacy Services segment’s total generic dispensing rate decreased to 87.3% in the nine months ended September 30, 2021 compared to 88.5% in the prior year. The decrease in the segment’s generic dispensing rate was primarily driven by an increase in brand prescriptions, largely attributable to COVID-19 vaccinations in the nine months ended September 30, 2021. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate increased to 88.8% in the nine months ended September 30, 2021.

Retail/LTC Segment

The following table summarizes the Retail/LTC segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2021 vs 2020		Nine Months Ended September 30, 2021 vs 2020
In millions, except percentages	2021	2020	2021	2020	$	%	$	%
Revenues:
Products	$23,971	$22,424	$69,974	$66,422	$1,547	6.9%	$3,552	5.3%
Services	1,054	301	3,007	714	753	250.2%	2,293	321.1%
Net investment income (loss)	(33)	—	13	—	(33)	(100.0)%	13	100.0%
Total revenues	24,992	22,725	72,994	67,136	2,267	10.0%	5,858	8.7%
Cost of products sold	18,381	16,899	53,375	49,697	1,482	8.8%	3,678	7.4%
Goodwill impairment	431	—	431	—	431	100.0%	431	100.0%
Operating expenses	5,015	4,543	14,839	13,443	472	10.4%	1,396	10.4%
Operating expenses as a % of total revenues	20.1%	20.0%	20.3%	20.0%
Operating income	$1,165	$1,283	$4,349	$3,996	$(118)	(9.2)%	$353	8.8%
Operating income as a % of total revenues	4.7%	5.6%	6.0%	6.0%
Adjusted operating income (1)	$1,723	$1,412	$5,166	$4,371	$311	22.0%	$795	18.2%
Adjusted operating income as a % of total revenues	6.9%	6.2%	7.1%	6.5%
Revenues (by major goods/service lines):
Pharmacy	$19,023	$17,608	$55,781	$51,833	$1,415	8.0%	$3,948	7.6%
Front Store	5,359	4,740	15,255	14,601	619	13.1%	654	4.5%
Other	643	377	1,945	702	266	70.6%	1,243	177.1%
Net investment income (loss)	(33)	—	13	—	(33)	(100.0)%	13	100.0%
Prescriptions filled (2)	398.0	368.4	1,167.8	1,088.9	29.6	8.0%	78.9	7.2%
Same store sales increase: (3)
Total	9.6%	5.7%	7.3%	5.7%
Pharmacy	8.8%	6.7%	8.4%	6.8%
Front Store	12.3%	2.2%	3.7%	1.9%
Prescription volume (2)	9.0%	5.8%	8.1%	5.4%
Generic dispensing rate (2)	86.6%	87.7%	86.6%	88.7%
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

Commentary - Three Months Ended September 30, 2021 vs. 2020

Revenues
•Total revenues increased $2.3 billion, or 10.0%, to $25.0 billion in the three months ended September 30, 2021 compared to the prior year primarily driven by the administration of COVID-19 vaccinations and diagnostic testing, increased prescription and front store volume, both of which were adversely impacted by the COVID-19 pandemic during the three months ended September 30, 2020, as well as brand inflation. These increases were partially offset by continued pharmacy reimbursement pressure and the impact of recent generic introductions. COVID-19 vaccinations, diagnostic testing and OTC test kit sales contributed approximately 40% of the increase in the segment’s revenues for the three months ended September 30, 2021 compared to the prior year, as the prior year reflected the ongoing expansion of the Company’s diagnostic testing program which began in April 2020 and no COVID-19 vaccinations or OTC test kit sales.
•Pharmacy same store sales increased 8.8% in the three months ended September 30, 2021 compared to the prior year. The increase was primarily driven by the 9.0% increase in pharmacy same store prescription volume on a 30-day equivalent basis and brand inflation. These increases were partially offset by continued pharmacy reimbursement pressure and the impact of recent generic introductions.
•Front store same store sales increased 12.3% in the three months ended September 30, 2021 compared to the prior year. The increase was primarily due to reduced customer traffic in the segment’s retail pharmacies as a result of the COVID-19 pandemic in the three months ended September 30, 2020 as well as strength in consumer health sales, including the sale of OTC test kits, in the three months ended September 30, 2021.
•Other revenues increased $266 million in the three months ended September 30, 2021 compared to the prior year. The increase was primarily due to increased COVID-19 diagnostic testing in the three months ended September 30, 2021, partially offset by the absence of revenues associated with the fulfillment of consumer health product boxes to support the Health Care Benefits segment’s Medicare members in response to the COVID-19 pandemic in the three months ended September 30, 2020.

Goodwill impairment
•During the three months ended September 30, 2021, the Company recorded a $431 million goodwill impairment charge related to the LTC reporting unit within the Retail/LTC segment. See Note 4 ‘‘Goodwill’’ to the unaudited condensed consolidated financial statements for additional information.

Operating expenses
•Operating expenses in the Retail/LTC segment include store payroll, store employee benefits, store occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.
•Operating expenses increased $472 million, or 10.4%, in the three months ended September 30, 2021 compared to the prior year. The increase was primarily due to incremental costs associated with increased volume including COVID-19 vaccinations and diagnostic testing, as well as increased investments in the segment’s capabilities and colleague compensation and benefits. These increases were partially offset by the impact of cost savings initiatives in the three months ended September 30, 2021 and the absence of incremental expenses associated with the Company’s COVID-19 pandemic mitigation efforts incurred in the three months ended September 30, 2020.
•Operating expenses as a percentage of total revenues remained relatively consistent at 20.1% and 20.0% in the three-month periods ended September 30, 2021 and September 30, 2020, respectively.

Adjusted operating income
•Adjusted operating income increased $311 million, or 22.0% in the three months ended September 30, 2021 compared to the prior year. The increase in adjusted operating income was primarily driven by the administration of COVID-19 vaccinations and diagnostic testing, the increased prescription and front store volume described above and improved generic drug purchasing. These increases were partially offset by continued pharmacy reimbursement pressure and investments in the segment’s capabilities and colleague compensation and benefits.
•As you review the Retail/LTC segment’s performance in this area, you should consider the following important information about the business:
•The segment’s adjusted operating income benefited from the administration of COVID-19 vaccinations, diagnostic testing and OTC test kit sales which contributed approximately one-third of the segment’s adjusted operating income for the three months ended September 30, 2021.
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
•Prescriptions filled increased 8.0% on a 30-day equivalent basis in the three months ended September 30, 2021 compared to the prior year primarily driven by COVID-19 vaccinations, as well as the continued adoption of patient care programs and increased new therapy prescriptions, both of which were adversely impacted by the COVID-19 pandemic during the three months ended September 30, 2020. Excluding the impact of COVID-19 vaccinations, prescriptions filled increased 4.9% on a 30-day equivalent basis for the three months ended September 30, 2021 compared to the prior year.

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
•The Retail/LTC segment’s generic dispensing rate decreased to 86.6% in the three months ended September 30, 2021 compared to 87.7% in the prior year. The decrease in the segment’s generic dispensing rate was primarily driven by an increase in brand prescriptions, largely attributable to COVID-19 vaccinations in the three months ended September 30, 2021. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate increased to 89.1% in the three months ended September 30, 2021.

Commentary - Nine Months Ended September 30, 2021 vs. 2020

Revenues
•Total revenues increased $5.9 billion, or 8.7%, to $73.0 billion in the nine months ended September 30, 2021 compared to the prior year primarily driven by the administration of COVID-19 vaccinations and diagnostic testing, increased prescription and front store volume and brand inflation. These increases were partially offset by continued pharmacy reimbursement pressure and the impact of recent generic introductions. COVID-19 vaccinations, diagnostic testing and OTC test kit sales contributed approximately 45% of the increase in the segment’s revenues for the nine months ended September 30, 2021, as the prior year reflected the ongoing expansion of the Company’s diagnostic testing program which began in April 2020 and no COVID-19 vaccinations or OTC test kit sales.
•Pharmacy same store sales increased 8.4% in the nine months ended September 30, 2021 compared to the prior year. The increase was primarily driven by the 8.1% increase in pharmacy same store prescription volume on a 30-day equivalent basis and brand inflation. These increases were partially offset by continued pharmacy reimbursement pressure and the impact of recent generic introductions.
•Front store same store sales increased 3.7% in the nine months ended September 30, 2021 compared to the prior year. The increase was primarily due to strength in consumer health, including the sale of OTC test kits, and beauty care sales in the nine months ended September 30, 2021.
•Other revenues increased $1.2 billion in the nine months ended September 30, 2021 compared to the prior year. The increase was primarily due to increased COVID-19 diagnostic testing in the nine months ended September 30, 2021.

Goodwill impairment
•During the nine months ended September 30, 2021, the Company recorded a $431 million goodwill impairment charge related to the LTC reporting unit within the Retail/LTC segment.

Operating expenses
•Operating expenses increased $1.4 billion, or 10.4%, in the nine months ended September 30, 2021 compared to the prior year. The increase was primarily due to incremental costs associated with increased volume including COVID-19 vaccinations and diagnostic testing. These increases were partially offset by the absence of incremental expenses associated with the Company’s initial COVID-19 pandemic mitigation efforts incurred in the nine months ended September 30, 2020 and the impact of cost savings initiatives in the nine months ended September 30, 2021.
•Operating expenses as a percentage of total revenues increased to 20.3% in the nine months ended September 30, 2021 compared to 20.0% in the prior year. The increase in operating expenses as a percentage of total revenues was primarily driven by the increases in operating expenses described above.

Adjusted operating income
•Adjusted operating income increased $795 million, or 18.2% in the nine months ended September 30, 2021 compared to the prior year. The increase in adjusted operating income was primarily driven by the administration of COVID-19 vaccinations and diagnostic testing, the increased prescription and front store volume described above and improved generic drug purchasing. These increases were partially offset by continued pharmacy reimbursement pressure. COVID-19 vaccinations, diagnostic testing and OTC test kit sales contributed approximately 25% of the segment’s adjusted operating income for the nine months ended September 30, 2021.

Prescriptions filled
•Prescriptions filled increased 7.2% on a 30-day equivalent basis in the nine months ended September 30, 2021 compared to the prior year primarily driven by COVID-19 vaccinations, as well as the continued adoption of patient care programs and increased new therapy prescriptions, both of which were adversely impacted by the COVID-19 pandemic during the nine months ended September 30, 2020. Excluding the impact of COVID-19 vaccinations, prescriptions filled increased 3.7% on a 30-day equivalent basis for the nine months ended September 30, 2021 compared to the prior year.

Generic dispensing rate
•The Retail/LTC segment’s generic dispensing rate decreased to 86.6% in the nine months ended September 30, 2021 compared to 88.7% in the prior year. The decrease in the segment’s generic dispensing rate was primarily driven by an increase in brand prescriptions, largely attributable to COVID-19 vaccinations in the nine months ended September 30, 2021. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate increased to 89.4% in the nine months ended September 30, 2021.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2021 vs 2020		Nine Months Ended September 30, 2021 vs 2020
In millions, except percentages	2021	2020	2021	2020	$	%	$	%
Revenues:
Premiums	$25	$17	$58	$50	$8	47.1%	$8	16.0%
Services	14	16	43	33	(2)	(12.5)%	10	30.3%
Net investment income	132	83	387	209	49	59.0%	178	85.2%
Total revenues	171	116	488	292	55	47.4%	196	67.1%
Cost of products sold	11	—	27	—	11	100.0%	27	100.0%
Benefit costs	69	54	168	173	15	27.8%	(5)	(2.9)%
Operating expenses	455	423	1,411	1,248	32	7.6%	163	13.1%
Operating loss	(364)	(361)	(1,118)	(1,129)	(3)	(0.8)%	11	1.0%
Adjusted operating loss (1)	(343)	(303)	(1,015)	(931)	(40)	(13.2)%	(84)	(9.0)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended September 30, 2021 vs. 2020

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues increased $55 million, or 47.4%, to $171 million in the three months ended September 30, 2021 compared to the prior year primarily driven by higher net investment income, largely related to private equity investments.

Adjusted operating loss
•Adjusted operating loss increased $40 million in the three months ended September 30, 2021 compared to the prior year. The increase was primarily driven by higher employee benefit costs and incremental operating expenses associated with the Company’s investments in transformation, partially offset by the increase in net investment income in the three months ended September 30, 2021 described above.

Commentary - Nine Months Ended September 30, 2021 vs. 2020

Revenues
•Total revenues increased $196 million, or 67.1%, to $488 million in the nine months ended September 30, 2021 compared to the prior year primarily driven by higher net investment income, largely related to private equity investments.

Adjusted operating loss
•Adjusted operating loss increased $84 million in the nine months ended September 30, 2021 compared to the prior year. The increase was primarily driven by higher employee benefit costs and incremental operating expenses associated with the Company’s investments in transformation, partially offset by the increase in net investment income in the nine months ended September 30, 2021 described above.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of September 30, 2021, the Company had approximately $9.8 billion in cash and cash equivalents, approximately $3.6 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash during the nine months ended September 30, 2021 and 2020 was as follows:

	Nine Months Ended September 30,		Change
In millions, except percentages	2021	2020	$	%
Net cash provided by operating activities	$14,260	$12,298	$1,962	16.0%
Net cash used in investing activities	(3,821)	(4,300)	479	(11.1)%
Net cash used in financing activities	(8,525)	(4,420)	(4,105)	92.9%
Net increase in cash, cash equivalents and restricted cash	$1,914	$3,578	$(1,664)	(46.5)%

Commentary

•Net cash provided by operating activities increased by $2.0 billion in the nine months ended September 30, 2021 compared to the prior year. The increase was primarily due to the timing of payments and higher operating income in the Retail/LTC segment. The increase was partially offset by reduced benefit costs due to the deferral of elective procedures and other discretionary utilization in the Health Care Benefits segment as a result of the COVID-19 pandemic, which favorably impacted operating cash flows in the nine months ended September 30, 2020 and did not recur during the current year.
•Net cash used in investing activities decreased by $479 million in the nine months ended September 30, 2021 compared to the prior year primarily due to a decrease in cash used for acquisitions and decreased net purchases of investments and property and equipment in the nine months ended September 30, 2021, partially offset by the absence of $834 million in proceeds from the sale of the Workers’ Compensation business in the nine months ended September 30, 2020.
•Net cash used in financing activities was $8.5 billion in the nine months ended September 30, 2021 compared to net cash used in financing activities of $4.4 billion in the prior year. The increase in cash used in financing activities primarily related to an increase in net repayments of long-term debt during the nine months ended September 30, 2021 compared to the prior year.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of September 30, 2021. In connection with its commercial paper program, the Company maintains a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 17, 2023, a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2024, and a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2026. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of September 30, 2021, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston
A subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of September 30, 2021 was approximately $1.0 billion. As of September 30, 2021, there were no outstanding advances from the FHLBB.

Long-term Borrowings

2021 Notes
On August 18, 2021, the Company issued $1.0 billion aggregate principal amount of 2.125% unsecured senior notes due September 15, 2031 for total proceeds of $987 million, net of discounts, underwriting fees and offering expenses. The net proceeds of this offering were used for the purchase of senior notes in connection with the Company’s cash tender offer in August 2021 as described below.

Early Extinguishments of Debt
In August 2021, the Company purchased approximately $2.0 billion of its outstanding 4.3% senior notes due 2028 through a cash tender offer. In connection with the purchase of such senior notes, the Company paid a premium of $332 million in excess of the aggregate principal amount of the senior notes that were purchased, wrote-off $26 million of unamortized deferred financing costs and incurred $5 million in fees, for a total loss on early extinguishment of debt of $363 million.

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

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of September 30, 2021, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of September 30, 2021, the Company’s long-term debt was rated “Baa2” by Moody’s Investor Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Stable” by Moody’s and “Positive” by S&P. In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Program

During the nine months ended September 30, 2021 and 2020, the Company did not repurchase any shares of common stock. See Note 7 ‘‘Shareholders’ Equity’’ to the unaudited condensed consolidated financial statements for additional information on the Company’s share repurchase program.

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

Recoverability of Goodwill

During the third quarter of 2021, the Company performed its required annual impairment test of goodwill. The results of the impairment tests indicated an impairment of the goodwill associated with the LTC reporting unit, as the reporting unit’s carrying value exceeded its fair value as of the testing date. The results of the impairment tests of the remaining reporting units indicated that there was no impairment of goodwill as of the testing date. The fair values of the reporting units with goodwill exceeded their carrying values by significant margins, with the exception of the Commercial Business reporting unit, which exceeded its carrying value by approximately 3%.

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

During 2021, the LTC reporting unit has continued to face challenges that have impacted the Company’s ability to grow the LTC reporting unit’s business at the rate estimated when its 2020 goodwill impairment test was performed. These challenges include lower net facility admissions, net long-term care facility customer losses and the prolonged adverse impact of the COVID-19 pandemic and the emerging new variants, which resulted in more significant declines in occupancy rates experienced by the Company’s long-term care facility customers than previously anticipated. During the third quarter of 2021, LTC management updated their 2021 annual forecast and submitted their long-term plan which showed deterioration in the financial results for the remainder of 2021 and beyond. The Company utilized these updated projections in performing its annual impairment test, which indicated that the fair value of the LTC reporting unit was lower than its carrying value, resulting in a $431 million goodwill impairment charge in the third quarter of 2021. The fair value of the LTC reporting unit was determined using a combination of a discounted cash flow method and a market multiple method. As of September 30, 2021, there was no remaining goodwill balance in the LTC reporting unit.

The Company has experienced declines in its Commercial Insured medical membership subsequent to the closing date of the Aetna Acquisition and may continue to do so for a number of reasons, including as a result of the competitive Commercial business environment. In addition, COVID-19 and the emerging new variants have had and may continue to have an adverse impact on medical membership in the Commercial business due to reductions in workforce at existing customers (including due to business failures) as well as reduced willingness to change benefit providers by prospective customers. The Company’s fair value estimate is sensitive to significant assumptions including changes in medical membership, revenue growth rate, operating income and the discount rate. Although the Company believes the financial projections used to determine the fair value of the Commercial Business reporting unit in the third quarter of 2021 were reasonable and achievable, the challenges described above may affect the Company’s ability to increase medical membership or operating income in the Commercial Business reporting unit at the rate estimated when such goodwill impairment test was performed and may continue to do so. As of September 30, 2021, the goodwill balance in the Commercial Business reporting unit was $26.5 billion.

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

Form 10-Q Table of Contents
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

Forward-looking statements rely on a number of estimates, assumptions and projections concerning future events, and are subject to a number of significant risks and uncertainties and other factors that could cause actual results to differ materially from those statements. Many of these risks and uncertainties and other factors are outside our control. Certain of these risks and uncertainties and other factors are described under “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and under “Risk Factors” included in Part II, Item 1A of this report; these are not the only risks and uncertainties we face. There can be no assurance that the Company has identified all the risks that affect it. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial also may adversely affect the Company’s businesses. If any of those risks or uncertainties develops into actual events, those events or circumstances could have a material adverse effect on the Company’s businesses, operating results, cash flows, financial condition and/or stock price, among other effects.

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

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of September 30, 2021, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that

Form 10-Q Table of Contents
occurred in the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.Other Information

Item 1.Legal Proceedings

The information contained in Note 10 ‘‘Commitments and Contingencies’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.Risk Factors

The following information supplements the risk factors described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 10-K”) and should be read in conjunction with the risk factors described in the 2020 10-K. Together, these risk factors could adversely affect the Company’s businesses, operating results, cash flows and/or financial condition as well as the market price of the Company’s common shares.

We can provide no assurance that we will be able to compete successfully on individual public health insurance exchanges (“Public Exchanges”) or that our pricing or other actions will result in the profitability of our Public Exchange products.

We have submitted our regulatory filings for a January 2022 entrance into the Public Exchanges in eight states and have begun the open enrollment period. To compete effectively on Public Exchanges, we have developed or acquired the technology, systems, tools and talent necessary to interact with Public Exchanges and engage Public Exchange consumers through enhanced consumer-focused sales and marketing channels and customer interfaces. We have also created new customer service programs and product offerings. While participating on the Public Exchanges, we will have to respond to pricing and other actions taken by existing competitors and regulators as well as potentially disruptive new entrants which could reduce our profit margins. Due to the price transparency provided by Public Exchanges, when we market products we face competitive pressures from existing and new competitors who may have lower cost structures. Our competitors may bring their Public Exchange and other consumer products to market more quickly, have greater experience marketing to consumers and/or may be targeting the higher margin portions of our business. We can provide no assurance that we will be able to compete successfully or profitably on Public Exchanges or that we will be able to benefit from any opportunities presented by Public Exchanges.

In addition, there can be no assurance that our pricing or other actions will result in the profitability of our Public Exchange products in 2022 or any future year. We have set 2022 premium rates for our Public Exchange products based on our projections, including as to the health status and quantity of membership and utilization of medical and/or other covered services by members. The accuracy of the projections reflected in our pricing may be impacted by (i) adverse selection among individuals who require or utilize more expensive medical and/or other covered services, (ii) other plans’ withdrawals from participation in the Public Exchanges we serve and (iii) legislation, regulations, enforcement activity and/or judicial decisions that cause Public Exchanges to operate in a manner different than what we projected in setting our premium rates.

Form 10-Q Table of Contents
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended September 30, 2021, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase program authorized by CVS Health Corporation’s Board of Directors on November 2, 2016. See Note 7 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 through July 31, 2021	—	$—	—	$13,869,392,446
August 1, 2021 through August 31, 2021	—	$—	—	$13,869,392,446
September 1, 2021 through September 30, 2021	—	$—	—	$13,869,392,446
	—		—

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

INDEX TO EXHIBITS

4	Instruments defining the rights of security holders, including indentures

4.1	Form of the Registrant’s 2031 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2021).

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated November 3, 2021 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	November 3, 2021	By:	/s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President and Chief Financial Officer