Form 10-K
period 2021-12-31
CVS HEALTH Corp
filed 2022-02-09
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
        (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to_________
Commission file number: 001-01011
CVS HEALTH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	05-0494040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One CVS Drive,	Woonsocket,	Rhode Island	02895
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(401)	765-1500

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CVS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:		None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☒	Yes	☐	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐	Yes	☒	No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒	Yes	☐	No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	☒	Yes	☐	No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer			☐
Non-accelerated filer ☐	Smaller reporting company			☐
	Emerging growth company			☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.				☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☒	No
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $109,651,334,285 as of June 30, 2021, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.
As of February 2, 2022, the registrant had 1,312,510,426 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

The following materials are incorporated by reference into this Form 10-K:
Information contained in the definitive proxy statement for CVS Health Corporation’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this Annual Report on Form 10-K (this “10-K”) refer to CVS Health Corporation (a Delaware corporation), together with its subsidiaries (collectively, “CVS Health” or the “Company”). References to competitors and other companies throughout this 10-K, including the information incorporated herein by reference, are for illustrative or comparison purposes only and are not identifying that these companies are the only competitors or closest competitors of the Company or any of the Company’s businesses, products, or services.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a “safe harbor” for forward-looking statements, so long as (1) those statements are identified as forward-looking, and (2) the statements are accompanied by meaningful cautionary statements that identify important factors that could cause actual results to differ materially from those discussed in the statement. We are taking advantage of these safe harbor provisions.

Certain information contained in this 10-K is forward-looking within the meaning of the Reform Act or SEC rules. This information includes, but is not limited to: “Outlook for 2022” of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in Item 7, “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A, “Government Regulation” included in Item 1, and “Risk Factors” included in Item 1A. In addition, throughout this 10-K and our other reports and communications, we use the following words or variations or negatives of these words and similar expressions when we intend to identify forward-looking statements:

·	Anticipates	·	Believes	·	Can	·	Continue	·	Could
·	Estimates	·	Evaluate	·	Expects	·	Explore	·	Forecast
·	Guidance	·	Intends	·	Likely	·	May	·	Might
·	Outlook	·	Plans	·	Potential	·	Predict	·	Probable
·	Projects	·	Seeks	·	Should	·	View	·	Will

All statements addressing the future operating performance of CVS Health or any segment or any subsidiary and/or future events or developments, including statements relating to the projected impact of coronavirus disease 2019 (“COVID-19”) and its emerging new variants on the Company’s businesses, investment portfolio, operating results, cash flows and/or financial condition, statements relating to corporate strategy, statements relating to future revenue, operating income or adjusted operating income, earnings per share or adjusted earnings per share, Health Care Benefits segment business, sales results and/or trends, medical cost trends, medical membership, Medicare Part D membership, medical benefit ratios and/or operations, Pharmacy Services segment business, sales results and/or trends and/or operations, Retail/LTC segment business, sales results and/or trends and/or operations, incremental investment spending, interest expense, effective tax rate, weighted-average share count, cash flow from operations, net capital expenditures, cash available for debt repayment, integration synergies, net synergies, integration costs, enterprise modernization, transformation, leverage ratio, cash available for enhancing shareholder value, inventory reduction, turn rate and/or loss rate, debt ratings, the Company’s ability to attract or retain customers and clients, store development and/or relocations, new product development, and the impact of industry and regulatory developments, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

Forward-looking statements rely on a number of estimates, assumptions and projections concerning future events, and are subject to a number of significant risks and uncertainties and other factors that could cause actual results to differ materially from those statements. Many of these risks and uncertainties and other factors are outside our control. Certain of these risks and uncertainties and other factors are described under “Risk Factors” included in Item 1A of this 10-K; these are not the only risks and uncertainties we face. There can be no assurance that the Company has identified all the risks that may affect it. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial also may adversely affect the Company’s businesses. If any of those risks or uncertainties develops into actual events, those events or circumstances could have a material adverse effect on the Company’s businesses, operating results, cash flows, financial condition and/or stock price, among other effects.

You should not put undue reliance on forward-looking statements. Any forward-looking statement speaks only as of the date of this 10-K, and we disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events, uncertainties or otherwise.

PART I

Item 1. Business.

Overview

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading diversified health solutions company, making healthier happen now. In an increasingly connected and digital world, we are meeting people wherever they are and changing health care to meet their needs. The Company has more than 9,900 retail locations, nearly 1,200 walk-in medical clinics, a leading pharmacy benefits manager with approximately 110 million plan members with expanding specialty pharmacy solutions and a dedicated senior pharmacy care business serving more than one million patients per year. The Company also serves an estimated 35 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

The Company has four reportable segments: Health Care Benefits, Pharmacy Services, Retail/LTC and Corporate/Other.

Business Strategy

The Company seeks to improve access, lower costs and enhance health outcomes by engaging with consumers when, where and how they desire. This means delivering solutions that are personalized, seamless, connected and increasingly digital. CVS Health is also shifting from transaction-based primary care to addressing holistic health – physical, emotional, social, economic – which will lead to higher quality of care and lower medical costs. The Company is a leader in key segments of health care today through foundational businesses and is seeking to create new sources of value by expanding into next generation primary care delivery and health services, with a goal of improving satisfaction levels for both providers and consumers. The Company believes its consumer-centric strategy will drive sustainable long-term growth and deliver value for all stakeholders.

COVID-19

The COVID-19 pandemic and its emerging new variants continue to impact the U.S. and other countries around the world. Our strong local presence and scale in communities across the country has enabled us to play an indispensable role in the national response to COVID-19, as well as provide seamless support for our customers wherever they need us: in our CVS locations, in their homes, and virtually.

The Company offered COVID-19 diagnostic testing at more than 4,800 CVS Pharmacy® locations, at community-based testing sites in underserved areas and through its Return ReadySM solution as of December 31, 2021. During 2021, the Company also began selling over-the-counter (“OTC”) test kits in its retail locations and online. The Company began administering COVID-19 vaccinations in long-term care facilities and in certain of its retail pharmacies during December 2020 and February 2021, respectively, and began the administration of COVID-19 boosters and pediatric vaccines during the fourth quarter of 2021. The Company offered COVID-19 vaccinations at more than 9,800 CVS Pharmacy locations as of December 31, 2021. During the year ended December 31, 2021, the Company administered more than 32 million COVID-19 tests and more than 59 million COVID-19 vaccines. The Company expects to continue to play a significant role in COVID-19 testing and vaccine administration in the future, while maintaining a strong commitment to testing and vaccine equity by optimizing site locations and targeting outreach initiatives to reach vulnerable populations.

The impact of COVID-19 on the Company’s businesses, operating results, cash flows and financial condition in the years ended December 31, 2021 and 2020, as well as information regarding certain expected impacts of COVID-19 on the Company, is discussed throughout this 10-K.

Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers, serving an estimated 35 million people as of December 31, 2021. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services and health information technology (“HIT”) products and services. The Health Care Benefits segment also provided workers’ compensation administrative services through its Coventry Health Care Workers’ Compensation business (“Workers’ Compensation business”) prior to the sale of this business on July 31, 2020. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.

Health Care Benefits Products and Services

The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk of medical and dental care costs) as “ASC.” Health Care Benefits products and services consist of the following:

•Commercial Medical: The Health Care Benefits segment offers point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit (“Indemnity”) plans. Commercial medical products also include health savings accounts (“HSAs”) and consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs). With the launch of Aetna Virtual Primary CareTM in 2021, eligible members now have access to health services remotely, paired with access to in-person visits with providers in the Company’s network, including at MinuteClinic® and CVS HealthHUB® locations. Principal products and services are targeted specifically to large multi-site national, mid-sized and small employers, individual insureds and expatriates. The Company offers medical stop loss insurance coverage for certain employers who elect to self-insure their health benefits. Under medical stop loss insurance products, the Company assumes risk for costs associated with large individual claims and/or aggregate loss experience within an employer’s plan above a pre-set annual threshold. The segment also has a portfolio of additional health products and services that complement its medical products such as dental plans, behavioral health and employee assistance products, provider network access and vision products.
•Government Medical: In select geographies, the Health Care Benefits segment offers Medicare Advantage plans, Medicare Supplement plans and prescription drug coverage for Medicare beneficiaries; participates in Medicaid and subsidized Children’s Health Insurance Programs (“CHIP”); and participates in demonstration projects for members who are eligible for both Medicare and Medicaid (“Duals”). These Government Medical products are further described below:
•Medicare Advantage: Through annual contracts with the U.S. Centers for Medicare & Medicaid Services (“CMS”), the Company offers HMO and PPO products for eligible individuals in certain geographic areas through the Medicare Advantage program. Members typically receive enhanced benefits over traditional fee-for-service Medicare coverage (“Original Medicare”), including reduced cost-sharing for preventive care, vision and other services. The Company offered network-based HMO and/or PPO plans in 46 states and Washington, D.C. in 2021. For certain qualifying employer groups, the Company offers Medicare PPO products nationally. When combined with the Company’s PDP product, these national PPO plans form an integrated national Insured Medicare product for employers that provides medical and pharmacy benefits.
•Medicare PDP: The Company is a national provider of drug benefits under the Medicare Part D prescription drug program. All Medicare eligible individuals are eligible to participate in this voluntary prescription drug plan. Members typically receive coverage for certain prescription drugs, usually subject to a deductible, co-insurance and/or co-payment. The Company offered PDP plans in all 50 states and Washington, D.C. in 2021. On November 30, 2018, the Company completed the sale of the standalone PDPs of Aetna, Inc. (“Aetna”) to WellCare Health Plans, Inc. effective December 31, 2018. The Company provided administrative services to, and retained the financial results of, the divested plans through 2019. Subsequent to 2019, the Company no longer retains the financial results of the divested plans.
•Medicare Supplement: For certain Medicare eligible members, the Company offers supplemental coverage for certain health care costs not covered by Original Medicare. The products included in the Medicare Supplement portfolio help to cover some of the gaps in Original Medicare, and include coverage for Medicare deductibles and coinsurance amounts. The Company offered a wide selection of Medicare Supplement products in 49 states and Washington, D.C. in 2021.
•Medicaid and CHIP: The Company offers health care management services to individuals eligible for Medicaid and CHIP under multi-year contracts with government agencies in various states that are subject to annual appropriations. CHIP are state-subsidized insurance programs that provide benefits for families with uninsured children. The Company offered these services on an Insured or ASC basis in 16 states in 2021.
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

Health Care Benefits Provider Networks

The Company contracts with physicians, hospitals and other providers for services they provide to the Company’s members. The Company uses a variety of techniques designed to help encourage appropriate utilization of medical services (“utilization”) and maintain affordability of quality coverage. In addition to contracts with providers for negotiated rates of reimbursement, these techniques include creating risk sharing arrangements that align economic incentives with providers, the development and implementation of guidelines for the appropriate utilization and the provision of data to providers to enable them to improve health care quality. At December 31, 2021, the Company’s underlying nationwide provider network had approximately 1.5 million participating providers. Other providers in the Company’s provider networks also include laboratory, imaging, urgent care and other freestanding health facilities.

Health Care Benefits Quality Assessment

CMS uses a 5-star rating system to monitor Medicare health care and drug plans and ensure that they meet CMS’s quality standards. CMS uses this rating system to provide Medicare beneficiaries with a tool that they can use to compare the overall quality of care and level of customer service of companies that provide Medicare health care and drug plans. The rating system considers a variety of measures adopted by CMS, including quality of preventative services, chronic illness management and overall customer satisfaction. See “Health Care Benefits Pricing” below in this Item 1 for further discussion of star ratings. The Company seeks Health Plan accreditation for Aetna HMO plans from the National Committee for Quality Assurance (“NCQA”), a private, not-for-profit organization that evaluates, accredits and certifies a wide range of health care organizations. Health care plans seeking accreditation must pass a rigorous, comprehensive review and must annually report on their performance.

Aetna Life Insurance Company (“ALIC”), a wholly-owned subsidiary of the Company, has received nationwide NCQA PPO Health Plan accreditation. As of December 31, 2021, all of the Company’s Commercial HMO and all of ALIC’s PPO members who were eligible participated in HMOs or PPOs that are accredited by the NCQA.

The Company’s provider selection and credentialing/re-credentialing policies and procedures are consistent with NCQA and URAC, a health care accrediting organization that establishes quality standards for the health care industry, as well as state and federal, requirements. In addition, the Company is certified under the NCQA Credentials Verification Organization (“CVO”) certification program for all certification options and has URAC CVO accreditation.

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

The Company markets both Commercial Insured and ASC products and services primarily to employers that sponsor the Company’s products for the benefit of their employees and their employees’ dependents. Frequently, larger employers offer employees a choice among coverage options, from which the employee makes his or her selection during a designated annual open enrollment period. Typically, employers pay all of the monthly premiums to the Company and, through payroll deductions, obtain reimbursement from employees for a percentage of the premiums that is determined by each employer. Some Health Care Benefits products are sold directly to employees of employer groups on a fully employee-funded basis. In some cases, the Company bills the covered individual directly. In addition, effective January 2022, the Company entered the individual public health insurance exchanges (“Public Exchanges”) in eight states through which it sells Insured plans directly to individual consumers.

The Company offers Insured Medicare coverage on an individual basis as well as through employer groups to their retirees. Medicaid and CHIP members are enrolled on an individual basis. The Company also offers Insured health care coverage to members who are dually-eligible for both Medicare and Medicaid.

Health Care Benefits products are sold through: the Company’s sales personnel; independent brokers, agents and consultants who assist in the production and servicing of business; as well as private health insurance exchanges (“Private Exchanges”) and Public Exchanges (together with Private Exchanges, “Insurance Exchanges”). For large employers or other entities that sponsor the Company’s products (“plan sponsors”), independent consultants and brokers are frequently involved in employer health plan selection decisions and sales. In some instances, the Company may pay commissions, fees and other amounts to brokers, agents, consultants and sales representatives who place business with the Company. In certain cases, the customer pays the broker for services rendered, and the Company may facilitate that arrangement by collecting the funds from the customer and transmitting them to the broker. The Company supports marketing and sales efforts with an advertising program that may include television, radio, billboards, print media and social media, supplemented by market research and direct marketing efforts.

The U.S. federal government is a significant customer of the Health Care Benefits segment through contracts with CMS for coverage of Medicare-eligible individuals and federal employee-related benefit programs. Other than the contracts with CMS, the Health Care Benefits segment is not dependent upon a single customer or a few customers the loss of which would have a significant effect on the earnings of the segment. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Health Care Benefits segment. In 2021, 2020 and 2019, Health Care Benefits segment revenues from the federal government accounted for 14%, 13% and 13%, respectively, of the Company’s consolidated total revenues. Contracts with CMS for coverage of Medicare-eligible individuals in the Health Care Benefits segment accounted for approximately 79%, 78% and 76%, respectively, of the Company’s consolidated revenues from the federal government in 2021, 2020 and 2019.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of four or higher (out of five) to qualify for bonus payments. CMS released the Company’s 2022 star ratings in October 2021. The Company’s 2022 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2023. Based on the Company’s membership at December 31, 2021, 87% of the Company’s Medicare Advantage members were in plans with 2022 star ratings of at least 4.0 stars, compared to 83% of the Company’s Medicare Advantage members being in plans with 2021 star ratings of at least 4.0 stars based on the Company’s membership at December 31, 2020.

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

Beginning in 2014, the ACA imposed significant new industry-wide fees, assessments and taxes, including an annual levy known as the health insurer fee (the “HIF”). The HIF applied for 2020 and was temporarily suspended for 2019. In December 2019, the HIF was repealed for calendar years after 2020. For additional information on the ACA fees, assessments and taxes, see Note 1 ‘‘Significant Accounting Policies’’ included in Item 8 of this 10-K. The Company’s goal is to collect premiums and fees where possible, or solve for, all of the ACA-related fees, assessments and taxes.

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

During the year ended December 31, 2021, the customary quarterly operating income progression was impacted by COVID-19. While overall medical costs in the first quarter were generally consistent with historical baseline levels in the aggregate, the segment experienced increased COVID-19 testing and treatment costs and lower Medicare risk-adjusted revenue. During the second quarter, COVID-19 testing and treatment costs persisted, however at levels significantly lower than those observed during the first quarter. Beginning in the third quarter, medical costs once again increased primarily driven by the spread of the emerging new variants of COVID-19, which resulted in increased testing and treatment costs that continued throughout the fourth quarter.

During the year ended December 31, 2020, the customary quarterly operating income progression was also impacted by COVID-19. Beginning in mid-March, the health care system experienced a significant reduction in utilization that is discretionary and the cancellation of elective medical procedures. Utilization remained below historical levels through April, began to recover in May and June and reached more normal levels in the third and fourth quarters, with select geographies impacted by COVID-19 waves. The impact of the deferral of non-essential care was partially offset by COVID-19 testing and treatment costs, as well as planned COVID-19 related investments.

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

Insured products compete with local and regional health care benefits plans, health care benefits and other plans sponsored by other large commercial health care benefit insurance companies, health system owned health plans, new entrants into the marketplace and numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association. The largest competitor in Medicare products is Original Medicare. Additional Health Care Benefits segment competitors include other types of medical and dental provider organizations, various specialty service providers (including pharmacy benefit management (“PBM”) services providers), health care consultants, financial services companies, integrated health care delivery organizations (networks of providers who also coordinate administrative services for and assume insurance risk of their members), third party administrators (“TPAs”), HIT companies and, for certain plans, programs sponsored by the federal or state governments. Emerging competitors include start up health care benefits plans, technology companies, provider-owned health plans, new joint ventures (including not-for-profit joint ventures among firms from multiple industries), technology firms, financial services firms that are distributing competing products on their proprietary Private Exchanges, and consulting firms that are distributing competing products on their proprietary Private Exchanges, as well as non-traditional distributors such as retail companies. The Company’s ability to increase the number of persons enrolled in Insured Commercial Medical products also is affected by the desire and ability of employers to self-fund their health coverage.

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

Pharmacy Services Segment

The Pharmacy Services segment provides a full range of PBM solutions, including plan design offerings and administration, formulary management, retail pharmacy network management services and mail order pharmacy. In addition, through the Pharmacy Services segment, the Company provides specialty pharmacy and infusion services, clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Pharmacy Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care (“Managed Medicaid”) plans, plans offered on Insurance Exchanges and other sponsors of health benefit plans throughout the United States and Covered Entities. The Pharmacy Services segment includes retail specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies, compounding pharmacies and branches for infusion and enteral nutrition services. During the year ended December 31, 2021, the Company’s PBM filled or managed 2.2 billion prescriptions on a 30-day equivalent basis.

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

Plan Design Offerings and Administration
The Company assists its PBM clients in designing pharmacy benefit plans that help improve health outcomes while minimizing the costs to the client. The Company also assists PBM clients in monitoring the effectiveness of their plans through frequent, informal communications, the use of proprietary software, as well as through formal annual, quarterly and sometimes monthly performance reviews. The Company administers pharmacy benefit plans for clients who contract with it to facilitate prescription drug coverage and claims processing for their eligible plan members. The Company also provides administrative services for Covered Entities.

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

Formulary Management
The Company utilizes an independent panel of doctors, pharmacists and other medical experts, referred to as the CVS Caremark National Pharmacy and Therapeutics Committee, to review and approve the selection of drugs that meet the Company’s standards of safety and efficacy for inclusion on one of the Company’s template formularies. The Company’s formularies provide recommended products in numerous drug classes to help ensure member access to clinically appropriate drugs with alternatives within a class under the client’s pharmacy benefit plan, while helping to drive the lowest net cost for clients that select one of the Company’s formularies. To help improve clinical outcomes for members and clients, the Company conducts ongoing, independent reviews of all drugs, including those appearing on the formularies and generic equivalent products. Many of the Company’s clients choose to adopt a template formulary offering as part of their plan design. PBM clients are given capabilities to offer real time benefits information for a member’s specific plan design, provided digitally at the point of prescribing, at the CVS pharmacy and directly to members.

Retail Pharmacy Network Management Services
The Company maintains a national network of approximately 66,000 retail pharmacies, consisting of approximately 40,000 chain pharmacies (which includes CVS Pharmacy locations) and approximately 26,000 independent pharmacies, in the United States, including Puerto Rico, the District of Columbia, Guam and the U.S. Virgin Islands. When a customer fills a prescription in a retail pharmacy, the pharmacy sends prescription data electronically to the Company from the point-of-sale. This data interfaces with the Company’s proprietary prescription management systems, which verify relevant plan member data and eligibility, while also performing a drug utilization review to help evaluate clinical appropriateness and safety and confirming that the pharmacy will receive payment for the prescription. The Company also offers a performance program for non-Medicare customers, which can be implemented with either the Company’s broad, national network or with any managed network (as allowed by applicable laws and regulations). Under the program, high performing pharmacies are eligible to receive an incremental positive performance payment. The program aligns with key Healthcare Effectiveness Data Information Set measures utilized by CMS and is funded by client fees.

Mail Order Pharmacy Services
The Pharmacy Services segment operates mail order dispensing pharmacies in the United States. Plan members or their prescribers submit prescriptions or refill requests, primarily for maintenance medications, to these pharmacies, and staff pharmacists review these prescriptions and refill requests with the assistance of the Company’s prescription management systems. This review may involve communications with the prescriber and, with the prescriber’s approval when required, can result in generic substitution, therapeutic interchange or other actions designed to help reduce cost and/or improve quality of treatment. The Company’s mail order dispensing pharmacies have been awarded Mail Service Pharmacy accreditation from URAC.

Specialty Pharmacy and Infusion Services
The Pharmacy Services segment operates specialty mail order pharmacies, retail specialty pharmacy stores and branches for infusion and enteral nutrition services in the United States. The specialty mail order pharmacies are used for delivery of advanced medications to individuals with chronic or genetic diseases and disorders. The Company’s specialty mail order pharmacies have been awarded Specialty Pharmacy accreditation from URAC. Substantially all of the Company’s specialty mail order pharmacies also have been accredited by The Joint Commission and the Accreditation Commission for Health Care (“ACHC”), which are independent, not-for-profit organizations that accredit and certify health care programs and organizations in the United States. The ACHC accreditation includes an additional accreditation by the Pharmacy Compounding Accreditation Board, which certifies compliance with the highest level of pharmacy compounding standards.

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

Disease Management Programs
The Company’s clinical programs and services utilize advanced protocols and offer clients convenience in working with providers and other third parties. The Company’s care management program covers diseases such as rheumatoid arthritis, Parkinson’s disease, epilepsy and multiple sclerosis and is accredited by the NCQA. The Company’s UM program covers similar diseases and is accredited by the NCQA and URAC.

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

Pharmacy Services Clients

The Company’s Pharmacy Services clients are primarily employers, insurance companies, unions, government employee groups, health plans, Medicare Part D plans, Managed Medicaid plans and plans offered on Insurance Exchanges and other sponsors of health benefit plans throughout the United States and Covered Entities. Pharmaceuticals are provided to eligible members in benefit plans maintained by clients and utilize the Company’s information systems, among other things, to help perform safety checks, drug interaction screening and identify opportunities for generic substitution. Substantially all of the Pharmacy Services segment’s revenues are generated from dispensing and managing prescription drugs to eligible members in benefit plans maintained by clients.

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

Retail/LTC Segment

The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, COVID-19 and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of December 31, 2021, the Retail/LTC segment operated more than 9,900 retail locations, nearly 1,200 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies. During the year ended December 31, 2021, the Retail/LTC segment filled 1.6 billion prescriptions on a 30-day equivalent basis. For the year ended December 31, 2021, the Company dispensed approximately 26.4% of the total retail pharmacy prescriptions in the United States.

Retail/LTC Products and Services

A typical retail store sells prescription drugs and a wide assortment of high-quality, nationally advertised brand name and proprietary brand merchandise. Pharmacy locations may also contract with Covered Entities under the federal 340B drug pricing program. Front store categories include over-the-counter drugs, consumer health products, beauty products and personal care products. LTC operations include distribution of prescription drugs and related consulting and ancillary services. The Company purchases merchandise from numerous manufacturers and distributors. The Company believes that competitive sources are readily available for substantially all of the products carried in its retail stores and the loss of any one supplier would not likely have a material effect on the Retail/LTC segment. The Company’s MinuteClinic locations offer a variety of health care services.

Retail/LTC revenues by major product group are as follows:

	Percentage of Revenues
	2021	2020	2019
Pharmacy (1)	76.0%	76.9%	76.7%
Front store and other (2)	24.0%	23.1%	23.3%
	100.0%	100.0%	100.0%
_____________________________________________
(1)Pharmacy includes LTC sales and sales in pharmacies within Target Corporation (“Target”) and other retail stores.
(2)“Other” represents less than 12% of the “Front store and other” revenue category in all periods presented.

Pharmacy
Pharmacy revenues represented approximately three-fourths of Retail/LTC segment revenues in each of 2021, 2020 and 2019. The Company believes that retail pharmacy operations will continue to represent a critical part of the Company’s business due to industry demographics, e.g., an aging American population consuming a greater number of prescription drugs, prescription drugs being used more often as the first line of defense for managing illness, the introduction of new pharmaceutical products, the need for vaccinations, including the COVID-19 vaccination, and Medicare Part D growth. The Company believes the retail pharmacy business benefits from investment in both people and technology, as well as innovative collaborations with health plans, PBMs and providers. Given the nature of prescriptions, consumers want their prescriptions filled accurately by professional pharmacists using the latest tools and technology, and ready when promised. Consumers also need medication management programs and better information to help them get the most out of their health care dollars. To assist consumers with these needs, the Company has introduced integrated pharmacy health care services that provide an earlier, easier and more effective approach to engaging consumers in behaviors that can help lower costs, improve health and save lives.

Front Store
Front store revenues reflect the Company’s strategy of innovating with new and unique products and services, using innovative personalized marketing and adjusting the mix of merchandise to match customers’ needs and preferences. A key component of the front store strategy is the ExtraCare® card program, which is one of the largest and most successful retail loyalty programs in the United States. The ExtraCare program allows the Company to balance marketing efforts so it can reward its best customers by providing them with automatic sale prices, customized coupons, ExtraBucks® rewards and other benefits. The Company also offers a subscription-based membership program, CarePass®, under which members are entitled to a suite of benefits delivered over the course of the subscription period, as well as a promotional reward that can be redeemed for future goods and services. The Company continues to launch and enhance new and exclusive brands to create unmatched offerings in beauty products and deliver other unique product offerings, including a full range of high-quality CVS Health® and other proprietary brand products that are only available through CVS stores. The Company currently carries approximately 6,000 CVS Health and proprietary items, which accounted for approximately 22% of front store revenues during 2021.

MinuteClinic
As of December 31, 2021, the Company operated nearly 1,200 MinuteClinic locations in the United States. The clinics are staffed by nurse practitioners and physician assistants who utilize nationally established guidelines to deliver a variety of health care services. Payors value these clinics because they provide convenient, high-quality, cost-effective care, in many cases offering an attractive alternative to more expensive sites of care. MinuteClinic is collaborating with the Health Care Benefits and Pharmacy Services segments to help meet the needs of the Company’s health plan members and CVS Caremark’s client plan members by offering programs that can improve member health and lower costs. MinuteClinic also maintains relationships with leading hospitals, clinics and physicians in the communities we serve to support and enhance quality, access and continuity of care.

On-site Pharmacies
The Company also operates a limited number of pharmacies located at client sites, which provide certain health plan members and customers with a convenient alternative for filling their prescriptions and receiving vaccinations, including the COVID-19 vaccination.

Medical Diagnostic Testing
The Company offers medical diagnostic testing primarily through its COVID-19 testing sites located at CVS Pharmacy locations, in its MinuteClinic locations, at community-based testing sites in underserved areas and through its Return Ready solution.

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

Community Location Development

CVS Health’s community health destinations are an integral part of its ability to meet the needs of consumers and maintain its leadership position in the changing health care landscape. When paired with its rapidly expanding digital presence, the Company’s physical presence in thousands of communities across the country represents a competitive advantage by allowing it to develop deep and trusted relationships through everyday engagement in consumer health. The Company’s community health destinations have played, and will continue to play, a key role in the Company’s continued growth and success. During 2021, the Company opened approximately 55 new community locations, relocated approximately 15 locations, converted approximately 300 locations into CVS HealthHUB locations and closed approximately 80 locations.

The Company’s continuous assessment of its national footprint is an essential component of competing effectively in the current health care environment. On an ongoing basis, the Company evaluates changes in population, consumer buying patterns and future health needs to assess the ability of its existing stores and locations to meet the needs of its consumers and the business. During the fourth quarter of 2021, the Company completed a strategic review of its retail business and announced its plans to reduce store density in certain locations through the closure of approximately 900 stores between 2022 and 2024.

As part of the Company’s strategic review of its retail business, CVS Health will also create new store formats to drive higher engagement with consumers. Three distinct models will serve as community health destinations: (a) sites dedicated to offering primary care services; (b) an enhanced version of CVS HealthHUB locations with products and services designed for everyday health and wellness needs; and (c) traditional CVS Pharmacy stores that provide prescription services and health, wellness, personal care and other convenient retail offerings.

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

Through the collaboration of its digital and technical teams, the Company has established critical tools which enable patients to schedule COVID-19 diagnostic testing and vaccination appointments through CVS.com and MinuteClinic.com. Key elements of the offerings include landing pages which highlight services and answer common questions, screening capabilities to determine patient eligibility, service location locator and appointment selection tools to efficiently identify the requested service on a specified date, time, and location and registration pages to collect required patient information, accelerating the administration of the test or vaccine once at the store. Once scheduled, the tools provide the user with instructions and notifications including SMS text message and email reminders, and, following administration, also provide digital results for tests and records for vaccinations, enabling patients to view and save their medical records for convenient access at a later point.

Retail/LTC Customers

The success of the Retail/LTC segment’s businesses is dependent upon the Company’s ability to establish and maintain contractual relationships with pharmacy benefit managers and other payors on acceptable terms. Substantially all of the Retail/LTC segment’s pharmacy revenues are derived from pharmacy benefit managers, managed care organizations (“MCOs”), government funded health care programs, commercial employers and other third-party payors. No single Retail/LTC payor accounted for 10% or more of the Company’s consolidated total revenues in 2021, 2020 or 2019.

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

During the year ended December 31, 2021, the customary quarterly operating income progression continued to be impacted by COVID-19. During the first quarter, the Company experienced reduced customer traffic in its retail pharmacies, which reflected the impact of a weak cough, cold and flu season, while it administered the highest quarterly volume of COVID-19 diagnostic tests. During the second quarter, the segment generated earnings from COVID-19 vaccinations and saw improved customer traffic as vaccinated customers began more actively shopping in CVS locations. During the third and fourth quarters, emerging new variants drove the continued administration of COVID-19 vaccinations (including booster shots), which reached their highest levels of the year during the fourth quarter, and diagnostic testing. During the third and fourth quarters, the segment also generated earnings from the sale of OTC test kits in the front store.

During the year ended December 31, 2020, the customary quarterly operating income progression was also impacted by COVID-19. During March 2020, the Company experienced greater use of 90-day prescriptions, early refills of maintenance medications and increased front store volume as consumers prepared for the COVID-19 pandemic. Subsequent to March 2020, the Company experienced reduced customer traffic in its retail pharmacies and MinuteClinic locations due to shelter-in-place orders as well as reduced new therapy prescriptions as a result of the COVID-19 pandemic. Beginning in the third quarter, the Company saw an increase in diagnostic testing related to the COVID-19 pandemic and in December 2020, the Company began administering COVID-19 vaccinations in long-term care facilities.

Retail/LTC Competition

The retail pharmacy business is highly competitive. The Company believes that it competes principally on the basis of: (i) store location and convenience, (ii) customer service and satisfaction, (iii) product selection and variety, and (iv) price. In the areas it serves, the Company competes with other drugstore chains (e.g., Walgreens and Rite Aid), supermarkets, discount retailers (e.g., Walmart), independent pharmacies, restrictive pharmacy networks, internet companies (e.g., Amazon), membership clubs, retail health clinics, urgent care and primary care offices, as well as mail order dispensing pharmacies.

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

Human Capital

Overview

At CVS Health, we share a single, clear purpose: bringing our heart to every moment of your health. We devote significant time and attention to the attraction, development and retention of talent to deliver high levels of service to our customers. Our commitment to them includes a competitive rewards package and programs that support our diverse range of colleagues in rewarding and fulfilling careers. As of December 31, 2021, we employed approximately 300,000 colleagues primarily in the United States including in all 50 states, the District of Columbia and Puerto Rico, approximately 72% of whom were full-time.

We believe engaged colleagues produce stronger business results and are more likely to build a career with the Company. Each year we conduct an internal engagement survey that provides colleagues with an opportunity to share their opinions and experiences with respect to their role, their team and the enterprise to help our Board and our management identify areas where we can improve colleague experience. The survey covers a broad range of topics including development and opportunities, diversity management, recognition, performance, well-being, compliance and continuous improvement. In 2021, greater than 80% of our colleagues participated in the engagement survey, of which greater than 75% responded that they were actively engaged.

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

In recognition of the critical role that the attraction and retention of talent plays in the success of our business, during 2021, we also announced a significant investment in our employees through an increase in the Company’s minimum hourly wage to $15.00 an hour effective July 2022, with incremental increases to the Company’s competitive hourly rates beginning in August 2021. The new wage structure also incorporates additional increases beyond the $15.00 minimum, with higher starting hourly rates for roles such as pharmacy technicians and call center representatives. In addition, during 2021 we awarded incremental bonuses to select colleague groups in recognition of their ongoing contributions throughout the COVID-19 pandemic, the most significant of which included bonuses to our pharmacist and distribution center colleagues.

Diversity, Equity & Inclusion

We believe that a diverse workforce creates a healthier, stronger and more sustainable company. We aim to attract, develop, retain and support a diverse workforce that reflects the many customers, patients, members and communities we serve. Our Diversity Management Leadership Council, a cross-functional group of senior leaders appointed by our CEO, works with our Strategic Diversity Management leadership team to intentionally embed diversity across all facets of our business. For our efforts, we have been recognized as a DiversityInc Top 50 Company, a LatinaStyle Top 50 Company for Latinas and earned a 100 percent score on both the Human Rights Campaign Corporate Equality Index as well as the Disability Equality Index, meaning the company is recognized as a “Best Place to Work for Disability Inclusion.” The Company discloses information on our diversity, equity and inclusion strategy and programs in our annual Corporate Social Responsibility (“CSR”) Report.

As a foundation of diversity and inclusion, we continuously focus on increasing underrepresented populations across our business. In 2021, 71% of our total colleague population and 55% of our colleagues at the manager level and above self-reported as female. In addition, in 2021 our colleagues reported their race/ethnicity as: White (49%), Black/African American (17%), Hispanic/Latino (15%), Asian (11%) and Other (8%). The appendix to our CSR Report, our Strategic Diversity Management Report and our EEO-1 Employer Information Report include additional information on the diversity of our workforce.

Our diversity management strategy emphasizes workplace representation, inclusion and belonging, talent acquisition and management and a diverse marketplace. We incorporated a diversity metric into our 2021 annual cash incentive program for our most senior leaders who have the greatest ability to influence the overall hiring, development and promotion of our colleagues. We also continued the deployment of conscious inclusion training for colleagues designed to enhance awareness of biases and support inclusive behaviors. Our CSR Report includes additional information with respect to our conscious inclusion training. We support 16 Colleague Resource Groups (“CRGs”) that include more than 26,000 colleagues across the enterprise. These groups represent a wide range of professional, cultural, ethical and personal affinities and interests, as well as formal mentoring programs. Our CRGs provide our colleagues with an opportunity to connect and network with one another through a particular affinity, culture or interest. Each of our CRGs is sponsored by a senior leader.

Colleague Development

The Company offers a number of resources and programs that attract, engage, develop, advance and retain colleagues. Training and development provides colleagues the support they need to perform well in their current role while planning and preparing for future roles. We offer an online orientation program that pairs new hires with seasoned colleagues and the training continues throughout a colleague’s career through in-person, virtual and self-paced learning at all levels. We also provide mentoring, tools and workshops for colleagues to manage their career development. We offer a variety of management and leadership programs that develop incumbent diverse and other high potential colleagues. Our broad training practices include updated, tech-enabled tools and keep our colleagues informed of new developments in our industry that are relevant to their roles. During the year ended December 31, 2021, our colleagues invested more than 13 million hours in learning and development courses.

Our colleague development program also promotes the importance of compliance across our business. Our colleagues demonstrate this commitment through our annual Code of Conduct training, which 100% of active colleagues completed in 2021. In 2021, we launched more than 70 different training courses as part of our annual Enterprise Compliance Training Program.

Health & Safety

We have a strong commitment to providing a safe working environment. We have implemented an environmental health and safety management system to support adherence and monitoring of programs designed to make our various business operations compliant with applicable occupational safety and health regulations and requirements. Our Environmental Health and Safety Department oversees the implementation and adherence to programs like Powered Industrial Truck training, materials handling and storage, selection of personal protective equipment and workplace violence prevention.

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

From the outset of the COVID-19 pandemic, we took a comprehensive approach to managing occupational health and safety challenges presented by the pandemic, including implementing facial covering requirements for our workplaces and providing face masks to colleagues, providing sick leave, implementing symptom screening measures and implementing additional protocols in accordance with applicable Occupational Safety and Health Administration (“OSHA”) requirements and guidance and Centers for Disease Control and Prevention (“CDC”) guidelines for workplaces. We have emphasized the importance of taking immediate steps toward full vaccination.

Environmental, Social and Governance (“ESG”) Strategy

Overview

CVS Health believes the health of our people, communities and planet are linked to the health of our business. Our ESG strategy is designed to use our assets to transform the health care experience and invest in community health at the local level, while working to reduce the environmental impact of our operations. Our ESG strategy includes a set of goals we hope to achieve in 2030 or earlier. We believe these goals are achievable without materially adversely affecting our businesses, operating results, cash flows and/or prospects. Our ESG strategy consists of four pillars: Healthy People, Healthy Business, Healthy Community and Healthy Planet.

Healthy People

Through physical and virtual interactions, we provide convenient, personalized and integrated access to health care support and services. We continue to implement and expand initiatives that build on our innovative health care model, with the ultimate aim to transform the health care experience for every person we reach to improve health outcomes. These include helping to improve chronic disease prevention and management, helping to reduce and prevent prescription drug misuse, and improving the social determinants of health, which include education, transportation and behavioral health. Through our ESG strategy we are focused on our interaction with individuals across all our touchpoints to increase the likelihood that these initiatives will succeed.

Healthy Business

As we work to transform health care, we are committed to operating a healthy business for all our stakeholders, including our patients, customers, stockholders, clients, partners, communities and colleagues. Throughout our large operational footprint and including our supply chain, we are committed to acting responsibly with respect for human rights, privacy, information security, public policy, marketing and advertising. We focus on diversity, equity and inclusion as well as colleague development, health and safety. Through our ESG strategy we will be investing in colleague mentoring, sponsorship, development and advancement; workforce initiatives that provide employment services and training to the underserved; and providing access to health care while addressing health disparities.

Healthy Community

By working with community-focused organizations and through innovative programs that can be tailored to and executed across different communities, we are driving positive health outcomes and reducing overall health care costs. Through our recently announced Health Zones initiative, CVS Health and our nonprofit partners are working together to create a model that reduces health disparities, promotes and enhances equity and ensures at-risk communities can thrive. Through our ESG strategy we are building healthier communities through social impact investments, such as supporting health care professionals, reducing food insecurity, engaging our customers in community health, and coordinating care for the underserved.

Healthy Planet

Our work to improve the planet is aligned with our commitment to the communities we serve and to help protect our businesses from the negative impacts of climate change. All of our businesses, including our community locations, corporate offices and operation centers, distribution centers, and specialty pharmacy and PBM mail pharmacy locations, can be impacted by climate change-related extreme weather events and we are doing our part to reduce our environmental impacts. We are focused on identifying resource efficiencies across our operations and supply chain. We are proud to be recognized as a leader in addressing climate-related issues and are working closely with key stakeholders to make and deliver meaningful progress. Key priorities include the advancement of our greenhouse gas (“GHG”) emissions-reduction targets, reduction in our energy consumption, the advancement of sustainability in transportation, logistics and our physical locations, which includes retrofitting community and corporate locations with LED lighting, exploring investments in renewable energy, reducing water use, focusing on smarter consumption through a “digital first” approach and the reduction of our use of paper and plastic. In October 2021, CVS Health’s science-based net zero GHG emissions targets were validated by the Science Based Targets initiatives (“SBTi”). We continue to make meaningful progress to reduce our environmental impact.

Intellectual Property

The Company has registered and/or applied to register a variety of trademarks and service marks used throughout its businesses, as well as domain names, and relies on a combination of copyright, patent, trademark and trade secret laws, in addition to contractual restrictions, to establish and protect the Company’s proprietary rights. The Company regards its intellectual property as having significant value in the Health Care Benefits, Pharmacy Services and Retail/LTC segments. The Company is not aware of any facts that could materially impact the continuing use of any of its intellectual property.

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

The laws and rules governing the Company’s businesses and interpretations of those laws and rules continue to expand and become more restrictive each year and are subject to frequent change. The application of these complex legal and regulatory requirements to the detailed operation of the Company’s businesses creates areas of uncertainty. Further, there are numerous proposed health care, financial services and other laws and regulations at the federal, state and international levels, some of which could adversely affect the Company’s businesses if they are enacted. The Company cannot predict whether pending or future federal or state legislation or court proceedings will change aspects of how it operates in the specific markets in which it competes or the health care industry generally, but if changes occur, the impact of any such changes could have a material adverse impact on the Company’s businesses, operating results, cash flows and/or stock price. Possible regulatory or legislative changes include the federal or one or more state governments fundamentally restructuring the Commercial, Medicare or Medicaid marketplace; reducing payments to the Company in connection with Medicare, Medicaid, dual eligible or special needs programs; increasing its involvement in drug reimbursement, pricing, purchasing, and/or importation; or changing the laws governing PBMs.

The Company has internal control policies and procedures and conducts training and compliance programs for its employees to help prevent, detect and correct prohibited practices. However, if the Company’s employees or agents fail to comply with applicable laws governing its international or other operations, it may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any failure or alleged failure to comply with applicable laws and regulations summarized below, or any adverse applications or interpretations of, or changes in, the laws and regulations affecting the Company and/or its businesses, could have a material adverse effect on the Company’s operating results, financial condition, cash flows and/or stock price. See Item 3 of this 10-K, “Legal Proceedings,” for further information.

The Company can give no assurance that its businesses, financial condition, operating results and/or cash flows will not be materially adversely affected, or that the Company will not be required to materially change its business practices, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations described in this Government Regulation section, as they may relate to one or more of the Company’s businesses, one or more of the industries in which the Company competes and/or the health care industry generally; (iii) pending or future federal or state governmental investigations of one or more of the Company’s businesses, one or more of the industries in which the Company competes and/or the health care industry generally; (iv) pending or future government audits, investigations or enforcement actions against the Company; or (v) adverse developments in pending or future legal proceedings against or affecting the Company, including qui tam lawsuits, or affecting one or more of the industries in which the Company competes and/or the health care industry generally.

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

The CARES Act also provides relief funding to providers to reimburse them for health care related expenses incurred in preventing, preparing for and/or responding to COVID-19 (provided no other source is obligated to reimburse those expenses) or lost health care related revenues that are attributable to COVID-19. Under the CARES Act, the Company receives reimbursement for uninsured patients in connection with COVID-19 testing and vaccination as well as monoclonal antibody treatment. Aside from such reimbursement, the Company has not requested any funding under the CARES Act. However, in the second quarter of 2020, the Company received $43 million from the CARES Act provider relief fund, all of which was returned to the U.S. Department of Health and Human Services (“HHS”) during the second quarter of 2020.

The CARES Act also allows for the deferral of the payment of the employer share of Social Security taxes effective March 27, 2020 by permitting them to remit the associated payments in two equal installments on or about December 31, 2021 and December 31, 2022. The Company elected to defer approximately $670 million of its Social Security tax payments during the year ended December 31, 2020. The Company paid the first of two equal installments in December 2021 and will remit the second installment on or about December 31, 2022, as required under the CARES Act.

Congress enacted the American Rescue Plan Act in March 2021. Among other changes, as a result of this legislation, Public Exchange plan premium subsidies increased for low-income individuals and became available to people with incomes higher than 400% of the federal poverty limit. These changes are currently in effect through the remainder of 2022, and Congress may extend, or potentially make permanent, these policies in subsequent legislation, which could cause continued shifts in enrollment into Public Exchange plans.

In addition to the Families First Act, the CARES Act, and the American Rescue Plan Act, the Company continues to experience new legislation, regulation, directives, orders and other requirements from federal, state, county and municipal authorities related to the COVID-19 pandemic. These governmental actions have included, but are not limited to, requirements to waive member cost-sharing associated with COVID-19 testing and treatment, provide coverage for additional COVID-19-related services, expand the use of telemedicine, extend grace periods for payments of premiums or limit coverage termination based on non-payment of premiums or fees, modify health benefits coverage eligibility rules to help maintain employee eligibility, and facilitate, accelerate or advance payments to providers, and other requirements related to the public health emergency. These requirements may impact different areas of our business differently and for different lengths of time, and present financial implications with respect to implementing and unwinding our compliance with these new requirements.

The Company has operations that fall within the scope of COVID-19 vaccine requirements for federal contractors, certain health care workers, and the requirements of certain jurisdictions such as New York City. Several of these are subject to judicial challenges. We are continuing to closely monitor and update our practices in response to developments or changes in the COVID-19 vaccination policies established by various federal agencies as well as the several state- and municipal-specific COVID-19 vaccine mandates that provide expanded exemptions, modifications, requirements or restrictions regarding employee vaccinations. We have a process for employees to request a reasonable accommodation if they are unable to get vaccinated due to a medical condition, sincerely held religious belief, or any other legally recognized exemption. Employees must apply and be approved for a reasonable accommodation in order to be exempt from the vaccination requirement.

Additionally, in December 2021, the Biden administration reiterated CARES Act guidance noting commercial health insurers are not required to cover workplace or surveillance testing and announced several new directives and actions to combat COVID-19, including the expansion of free at-home testing to be covered by commercial health insurers for the remainder of the public health emergency. On January 10, 2022, the HHS announced that commercial health insurers must cover the costs of up to eight rapid OTC COVID-19 test kits per individual per 30-day period. This requirement will likely impact multiple business operations, including increasing benefit costs in our commercial health insurance business and increasing revenues in our retail business. The requirement may also result in a decrease in more expensive tests and treatments, which could partially mitigate the increase in benefit costs in our commercial health insurance business. These impacts will be highly dependent on the overall supply of testing products.

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

The ACA - The ACA significantly increased federal and state oversight of health plans. Among other requirements, it specifies minimum medical loss ratios (“MLRs”) for Commercial and Medicare Insured products, specifies features required to be included in commercial benefit designs, limits commercial individual and small group rating and pricing practices, encourages additional competition (including potential incentives for new participants to enter the marketplace), and includes regulations and processes that could delay or limit the Company’s ability to appropriately increase its health plan premium rates. This in turn could adversely affect the Company’s ability to continue to participate in certain product lines and/or geographies that it serves today.

In June 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety and issued an opinion preserving the ACA and its consumer protections in its current form. Even though the ACA was deemed constitutional, there may nevertheless be continued efforts to invalidate, modify, repeal or replace portions of it. In addition to litigation, parts of the ACA continue to evolve through the promulgation of executive orders, legislation, regulations and guidance at the federal or state level. The Company expects the ACA, including potential changes thereto, to continue to significantly impact its business operations and operating results, including pricing, medical benefit ratios (“MBRs”) and the geographies in which the Company’s products are available.

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

The Company continues to expand the number of counties in which it offers Medicare products. The Company has expanded its Medicare service area and products in 2022 and is seeking to substantially grow its Medicare membership, revenue and operating results over the next several years, including through growth in Medicare Supplement products. The anticipated organic expansion of the Medicare service area and Medicare products offered and the Medicare-related provisions of the ACA significantly increase the Company’s exposure to funding and regulation of, and changes in government policy with respect to and/or funding or regulation of, the various Medicare programs in which the Company participates, including changes in the amounts payable to us under those programs and/or new reforms or surcharges on existing programs. For example, the ACA requires minimum MLRs for Medicare Advantage and Medicare Part D plans of 85%. If a Medicare Advantage or Medicare Part D contract pays minimum MLR rebates for three consecutive years, it will become ineligible to enroll new members. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years, it will be terminated by CMS.

Due to potential lower utilization of medical services by Medicare beneficiaries during the COVID-19 pandemic, it is possible certain Medicare Advantage contracts may not meet the 85% MLR for consecutive years.

The Company’s Medicare Advantage and PDP products are heavily regulated by CMS. The regulations and contractual requirements applicable to the Company and other private participants in Medicare programs are complex, expensive to comply with and subject to change. For example, the Medicare Advantage Overpayment Rule, issued in 2014, implemented the ACA requirements that Medicare Advantage and PDP plans report and refund to CMS overpayments that those plans receive from CMS. Failure to notify overpayments to CMS could result in liability under the False Claims Act. The precise interpretation, impact and legality of this rule are subject to pending litigation. Payments the Company receives from CMS for its Medicare Advantage and Part D businesses also are subject to risk adjustment based on the health status of the individuals enrolled. Elements of that risk adjustment mechanism continue to be challenged by the U.S. Department of Justice (the “DOJ”), the Office of the Inspector General of the HHS (the “OIG”) and CMS itself. Substantial changes in the risk adjustment mechanism, including changes that result from enforcement or audit actions, could materially affect the amount of the Company’s Medicare reimbursement, require the Company to raise prices or reduce the benefits offered to Medicare beneficiaries, and potentially limit the Company’s (and the industry’s) participation in the Medicare program.

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

In addition, in November 2020, the HHS released the final Rebate Rule (the “Rebate Rule”), which eliminates the regulatory safe harbor from prosecution under the AKS for rebates from pharmaceutical companies to PBMs in Medicare Part D, replacing it with two far narrower safe harbors designed to directly benefit patients with high out-of-pocket costs and to change the way PBMs are compensated. The new safe harbors are (i) for rebates which are passed on to the patient at the point of sale and (ii) for flat service fee payments made to PBMs which cannot be tied to the list prices of drugs. It is unclear whether the Rebate Rule will be enforceable, whether pharmaceutical companies will respond by reducing list prices, whether list prices in the private market may also be reduced, and what the resulting impact will be to PBMs or the Company. The Pharmaceutical Care Management Association (the “PCMA”), which represents PBMs, has filed a suit in an effort to block the Rebate Rule, claiming that the Rebate Rule would lead to higher premiums in Medicare Part D and was adopted in an unlawful manner. The Bipartisan Infrastructure Act of 2021 delays the effective date of the rebate rule to January 2026, and pending Reconciliation legislation would fully repeal the Rebate Rule.

In December 2021, President Biden signed the Protecting Medicare and American Farmers from Sequester Cuts Act. The legislation extends the suspension of the 2% Medicare sequester cuts until March 2022. Starting in April 2022, the Medicare sequester cuts will be phased back in with a 1% cut that will continue through June. Absent any further changes by Congress, the 2% Medicare sequester would be fully implemented again effective July 1, 2022. Congress suspended the Medicare sequester cuts due to the COVID-19 pandemic, providing a continued increase in Medicare Advantage and Part D plan payments, as well as Medicare fee-for-service provider payments. The legislation also includes a 3% increase in the Medicare Physician Fee Schedule payments for 2022. Congress enacted a similar increase of 3.75% for 2021 which was set to expire. As a result of this increase, Medicare Advantage plans who have contracts with providers based on the Medicare Physician Fee Schedule will need to increase their payment rates by 3%. This increase became effective in January 2022 and does not include any allowance for the increased Medicare Advantage costs that result from the provision. Taken together, the two provisions represent a modest increase in Medicare Advantage costs relative to our expectations for 2022.

Currently, Congress is considering legislation to add additional benefits to Medicare Part B, such as dental, hearing and vision benefits. The Congressional Budget Office has not yet scored any of the proposals.

Going forward, the Company expects CMS, the OIG, the DOJ, other federal agencies and the U.S. Congress to continue to scrutinize closely each component of the Medicare program (including Medicare Advantage, PDPs, demonstration projects such as Medicare-Medicaid plans and provider network access and adequacy), modify the terms and requirements of the program and possibly seek to recast or limit private insurers’ roles. It is also possible that Congress may reform the structure of the Medicare Part D program and may consider changes to Medicare Advantage payment policies due to recent recommendations by the Medicare Payment Advisory Commission and to reduce the potential added cost burden of costly new benefits, or policies that impact drug pricing such as price controls and inflationary rebates applied to pharmaceutical manufacturers.

It is not possible to predict the outcome of such regulatory or Congressional activity, any of which could materially and adversely affect the Company.

Medicare Audits - CMS regularly audits the Company’s performance to determine its compliance with CMS’s regulations and its contracts with CMS and to assess the quality of services it provides to Medicare Advantage and PDP beneficiaries. For example, CMS conducts risk adjustment data validation (“RADV”) audits of a subset of Medicare Advantage contracts for each contract year. Since 2011, CMS has selected certain of the Company’s Medicare Advantage contracts for various years for RADV audit, and the number of RADV audits continues to increase. The OIG also is auditing the Company’s risk adjustment data and that of other companies, and the Company expects CMS and the OIG to continue auditing risk adjustment data. The Company also has received Civil Investigative Demands (“CIDs”) from, and provided documents and information to, the Civil Division of the DOJ in connection with a current investigation of its patient chart review processes in connection with risk adjustment data submissions under Parts C and D of the Medicare program.

In October 2018, CMS issued proposed rules related to, among other things, changes to the RADV audit methodology established by CMS in 2012. CMS projects that the changes to the RADV audit methodology would increase its recoveries from Medicare Advantage plans as a result of RADV audits. CMS has requested comments on the proposed rules, including whether the proposed RADV rule change should apply retroactively to audits of Medicare Advantage plans for contract year 2011 and forward, and gave notice that it has extended the timeline for publication of the final rules until November 2022. While the Company submitted timely comments to the proposed rules, if they are adopted as proposed there may be potential adverse effects, which could be material, on the Company’s operating results, financial condition, and cash flows. CMS also has announced that its goal is to subject all Medicare Advantage contracts to either a comprehensive or a targeted RADV audit for each contract year.

Medicare Star Ratings - A portion of each Medicare Advantage plan’s reimbursement is tied to the plan’s “star ratings.” The star rating system considers a variety of measures adopted by CMS, including quality of preventative services, chronic illness management, compliance and overall customer satisfaction. Only Medicare Advantage plans with an overall star rating of four or more stars (out of five stars) are eligible for a quality bonus in their basic premium rates. As a result, the Company’s Medicare Advantage plans’ operating results in 2022 and going forward will be significantly affected by their star ratings. The Company’s star ratings and past performance scores are adversely affected by the compliance issues that arise each year in its Medicare operations. CMS released the Company’s 2022 star ratings in October 2021. The Company’s 2022 star ratings will be used to determine which of its Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2023. Based on the Company’s membership at December 31, 2021, 87% of the Company’s Medicare Advantage members were in plans with 2022 star ratings of at least 4.0 stars. CMS also gives PDPs star ratings which affect each PDP’s enrollment. Medicare Advantage and PDP plans that are rated less than three stars for three consecutive years are subject to contract termination by CMS. CMS continues to revise its star ratings system to make it harder to achieve four stars or more. Despite the Company’s success in achieving high 2022 star ratings and other quality measures and the continuation of its improvement efforts, there can be no assurances that it will be successful in maintaining or improving its star ratings in future years. Accordingly, the Company’s Medicare Advantage plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership and/or reduce profit margins.

Medicare Benchmark Rates - In January 2021, CMS issued its final notice detailing final 2022 Medicare Advantage benchmark payment rates. Final 2022 Medicare Advantage rates resulted in an increase in industry benchmark rates of approximately 4.1%. This rate increase only partially offsets the challenge the Company faces from the impact of the increasing cost of medical care (including prescription medications) and CMS local and national coverage decisions that require the Company to pay for services and supplies that are not factored into the Company’s bids. The federal government may seek to impose restrictions on the configuration of pharmacy or other provider networks for Medicare Advantage and/or PDP plans, or otherwise restrict the ability of these plans to alter benefits, negotiate prices or establish other terms to improve affordability or maintain viability of products. The Company currently believes that the payments it has received and will receive in the near term are adequate to justify the Company’s continued participation in the Medicare Advantage and PDP programs, although there are economic and political pressures to continue to reduce spending on the program, and this outlook could change.

340B Drug Pricing Program – The 340B Drug Pricing Program allows eligible Covered Entities to purchase prescription drugs from manufacturers at a steep discount, and is overseen by the HHS and the Health Resources and Services Administration (“HRSA”). In 2020, a number of pharmaceutical manufacturers began programs that limited Covered Entities’ participation in the program through contract pharmacies arrangements. In May 2021, HRSA sent enforcement letters to multiple manufacturers to curb these practices. In September 2021, HRSA forwarded the enforcement actions to the OIG for potential imposition of civil monetary penalties. Those enforcement actions are currently subject to ongoing litigation. A reduction in Covered Entities’ participation in contract pharmacy arrangements, as a result of the pending enforcement actions or otherwise, a reduction in the use of the Company’s administrative services by Covered Entities, or a reduction in drug manufacturers’ participation in the program could materially and adversely affect the Company.

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

Antitrust and Unfair Competition - The U.S. Federal Trade Commission (“FTC”) investigates and prosecutes practices that are “unfair trade practices” or “unfair methods of competition.” Numerous lawsuits have been filed throughout the United States against pharmaceutical manufacturers, retail pharmacies and/or PBMs under various federal and state antitrust and unfair competition laws challenging, among other things: (i) brand name drug pricing and rebate practices of pharmaceutical manufacturers, (ii) the maintenance of retail or specialty pharmacy networks by PBMs, and (iii) various other business practices of PBMs and retail pharmacies. In July 2021, the FTC approved several resolutions that direct agency staff to use compulsory process, such as subpoenas, to investigate seven specific enforcement priorities. Priority targets include, among other businesses, health care businesses, such as pharmaceutical companies, pharmacy benefits managers and hospitals. To the extent that the Company appears to have actual or potential market power in a relevant market or CVS Pharmacy, CVS Specialty or MinuteClinic plays a unique or expanded role in a Health Care Benefits or Pharmacy Services segment product offering, the Company’s business arrangements and uses of confidential information may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state and/or federal regulators and/or private parties.

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

Transparency in Coverage Rule - In October 2020, the HHS, the U.S. Department of Labor (“DOL”) and the U.S. Internal Revenue Service (“IRS,” and together with the HHS and DOL, the “Tri-Departments”) released a final rule requiring health insurers to disclose negotiated prices of drugs, medical services, supplies and other covered items. The rule requires group health plans and health insurance issuers in the individual and group markets to disclose cost-sharing information upon request, to a participant, beneficiary, or enrollee and require plans and issuers to publicly disclose in-network provider rates, historical out-of-network allowed amounts and the associated billed charges, and negotiated rates and historical net prices for prescription drugs. Disclosure of data in a machine readable file is required beginning in January 2022, and insurers are required to have a consumer tool in place by January 2023. In August 2021, the federal government delayed enforcement of the requirement to publish machine-readable files for in-network rates, out-of-network allowed amounts and billed charges until July 2022. It also delayed enforcement of machine-readable files related to prescription drug pricing until further rulemaking occurs. The public disclosure of insurer- or PBM-negotiated price concessions may result in drug manufacturers lowering discounts or rebates, resulting in higher drug costs for patients and impacting the ability of the Company to negotiate drug prices and provide competitive products and services to consumers.

Additionally, the Consolidated Appropriations Act of 2021 was signed into law in December 2020 and contains further transparency provisions requiring group health plans and health insurance issuers to report certain prescription drug costs, overall spending on health services and prescription drugs, and information about premiums and the impact of rebates and other remuneration on premiums and out-of-pocket costs to the Tri-Departments. No later than 18 months after the first submission and bi-annually thereafter, the Tri-Departments will release a public report on drug pricing trends, drug reimbursement, and the impact of drug prices on premiums. In August, the Tri-Departments deferred enforcement of both the December 2021 deadline for reporting 2020 plan year data and the June 2022 deadline for reporting 2021 plan year data to December 2022.

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

PBM offerings of prescription drug coverage under certain risk arrangements may be subject to laws and regulations in various states. Such laws may require that the party at risk become licensed as an insurer, establish reserves or otherwise demonstrate financial viability. Laws that may apply in such cases include insurance laws and laws governing MCOs and limited prepaid health service plans. In addition, several states require that PBMs become directly registered or licensed with the department of insurance or similar government oversight agency regardless of any arrangements they have with clients. PBM licensure laws may include oversight of certain PBM activities and operations and may include auditing of those activities.

The states of domicile of the Company’s regulated subsidiaries have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and HMOs based on the National Association of Insurance Commissioners’ (the “NAIC”) Risk-Based Capital for Insurers Model Act (the “RBC Model Act”). These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. The RBC Model Act sets forth the formula for calculating RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual company’s business. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. At December 31, 2021, the RBC level of each of the Company’s insurance and HMO subsidiaries was above the level that would require regulatory action.

For information regarding restrictions on certain payments of dividends or other distributions by the Company’s HMO and insurance company subsidiaries, see Note 12 ‘‘Shareholders’ Equity’’ included in Item 8 of this 10-K.

The holding company laws for the states of domicile of certain of the Company’s subsidiaries also restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Under those statutes, without such approval (or an exemption), no person may acquire any voting security of an insurance holding company (such as the

Company’s ultimate parent company, CVS Health Corporation) that controls an insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would control the insurance holding company. Control is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

Certain states have laws that prohibit submitting a false claim or making a false record or statement in order to secure reimbursement from an insurance company. These state laws vary, and violation of them may lead to the imposition of civil or criminal penalties.

Government Agreements and Mandates - From time to time, the Company and/or its various affiliates are subject to certain consent decrees, settlement and other agreements, corrective action plans and corporate integrity agreements with various federal, state and local authorities relating to such matters as privacy practices, controlled substances, PDPs, expired products, environmental and safety matters, marketing and advertising practices, PBM, LTC and other pharmacy operations and various other business practices. Certain of these agreements contain ongoing reporting, monitoring and/or other compliance requirements for the Company. Failure to meet the Company’s obligations under these agreements could result in civil or criminal remedies, financial penalties, administrative remedies, and/or exclusion from participation in federal health care programs.

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

Some of the Company’s health and related benefits and large case pensions products and services and related fees also are subject to potential issues raised by judicial interpretations relating to ERISA. Under those interpretations, together with DOL regulations, the Company may have ERISA fiduciary duties with respect to PBM members and/or certain general account assets held under contracts that are not guaranteed benefit policies. As a result, certain transactions related to those general account assets are subject to conflict of interest and other restrictions, and the Company must provide certain disclosures to policyholders annually. The Company must comply with these restrictions or face substantial penalties.

In addition, ERISA generally preempts all state and local laws that relate to employee benefit plans, but the extent of the pre-emption continues to be reviewed by courts, including the U.S. Supreme Court. For example, in December 2020, the U.S. Supreme Court upheld an Arkansas law that, among other things, mandates a particular pricing methodology, establishes an appeals process for a pharmacy when the reimbursement is below the pharmacy’s acquisition cost, permits a pharmacy to reverse and rebill if they cannot procure the drug from its wholesaler at a price equal to or less than the reimbursement rate, prohibits a PBM from reimbursing a pharmacy less than the amount it reimburses an affiliate on a per unit basis, and permits a pharmacy to decline to dispense if the reimbursement is lower than the pharmacy’s acquisition cost. Also, in November 2021, the U.S. Court of Appeals for the Eighth Circuit upheld a North Dakota law that regulates employer-sponsored ERISA health plans and certain PBM practices within Medicare.

Other Legislative Initiatives and Regulatory Initiatives - The U.S. federal and state governments, as well as governments in other countries where the Company does business, continue to enact and seriously consider many broad-based legislative and regulatory proposals that have had a material impact on or could materially impact various aspects of the health care and related benefits system and the Company’s businesses, operating results and/or cash flows. For example:

•Under the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 significant, automatic across-the-board budget cuts (known as sequestration) began in March 2013, including Medicare spending cuts of not more than 2% of total program costs per year through 2024. Since then, Congress has extended and modified sequestration a number of times. The CARES Act temporarily suspended Medicare sequestration from May 2020 to the end of December 2020 and extended mandatory sequestration to 2030. Several subsequent acts have extended the temporary suspension of Medicare sequestration through the end of March 2022, at which point a 1% sequestration will take effect April 2022 through June 2022, with the full 2% sequestration due to resume in July 2022. Significant uncertainty remains as to whether and how the U.S. Congress will proceed with actions that create additional federal revenue and/or with entitlement reform. The Company cannot predict future federal Medicare or federal or state Medicaid funding levels or the impact that future federal or state budget actions or entitlement program reform, if it occurs, will have on the Company’s businesses, operations or operating results, but the effects could be materially adverse, particularly on the Company’s Medicare and/or Medicaid revenues, MBRs and operating results.
•The European Union’s (“EU’s”) General Data Protection Regulation (“GDPR”) began to apply across the EU during 2018.
•Other significant legislative and/or regulatory measures which are or recently have been under consideration include the following:
•Increasing the corporate tax rate.
•Eliminating payment of manufacturer’s rebates on prescription drugs to PBMs, PDPs and Managed Medicaid organizations in connection with federally funded health care programs.
•Imposing requirements and restrictions on the design and/or administration of pharmacy benefit plans offered by the Company’s and its clients’ health plans and/or its PBM clients and/or the services the Company provides to those clients, including prohibiting “differential” or “spread” pricing in PBM contracts; restricting or eliminating the use of formularies for prescription drugs; restricting the Company’s ability to require members to obtain drugs through a home delivery or specialty pharmacy; restricting the Company’s ability to place certain specialty or other drugs in the higher cost tiers of its pharmacy formularies; restricting the Company’s ability to make changes to drug formularies and/or clinical programs; limiting or eliminating rebates on pharmaceuticals; requiring the use of up front purchase price discounts on pharmaceuticals in lieu of rebates; restricting the Company’s ability to configure and reimburse its health plan and retail pharmacy provider networks, including use of CVS Pharmacy locations; and restricting or eliminating the use of certain drug pricing methodologies.
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
•Assessing the medical device status of home infusion therapy products and/or solutions, mobile consumer wellness tools and clinical decision support tools, which may require compliance with FDA requirements in relation to some of these products, solutions and/or tools.
•Restricting the ability of employers and/or health plans to establish or impose member financial responsibility.
•Proposals to expand benefits under Original Medicare.
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

The Company also may be adversely affected by court and regulatory decisions that expand or revise the interpretations of existing statutes and regulations or impose medical malpractice or bad faith liability. Federal and state courts, including the U.S. Supreme Court, continue to consider cases, and federal and state regulators continue to issue regulations and interpretations, addressing bad faith liability for denial of medical claims, the scope of ERISA’s fiduciary duty requirements, the scope of the False Claims Act and the pre-emptive effect of ERISA and Medicare Part D on state laws.

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

Federal Employee Health Benefits Program - The Company’s subsidiaries contract with the Office of Personnel Management (the “OPM”) to provide managed health care services under the FEHB program in their service areas. These contracts with the OPM and applicable government regulations establish premium rating arrangements for this program. In addition to other requirements, such as the Transparency in Coverage Rule note above, OPM regulations require that community-rated FEHB plans meet a FEHB program-specific minimum MLR by plan code and market. Managing to these rules is complicated by the simultaneous application of the minimum MLR standards and associated premium rebate requirements of the ACA. The Company also has a contractual arrangement with carriers for the FEHB program, such as the BlueCross BlueShield Association, to provide pharmacy services to federal employees, postal workers, annuitants, and their dependents under the Government-wide Service Benefit Plan, as authorized by the FEHB Act and as part of the FEHB program. Additionally, the Company manages certain FEHB plans on a “cost-plus” basis. These arrangements subject the Company to certain aspects of the FEHB Act, and other federal regulations, such as the FEHB Acquisition Regulation, that otherwise would not be applicable to the Company. The OPM also is auditing the Company and its other contractors to, among other things, verify that plans meet their applicable FEHB program-specific MLR and the premiums established under the OPM’s Insured contracts and costs allocated pursuant to the OPM’s cost-based contracts are in compliance with the requirements of the applicable FEHB program. The OPM may seek premium refunds or institute other sanctions against the Company if it fails to comply with the FEHB program requirements.

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

In addition, the Company requested increases in its premium rates in its Commercial Health Care Benefits business for 2022 and expects to continue to request increases in those rates for 2023 and beyond in order to adequately price for projected medical cost trends, required expansions of coverage and rating limits, and significant assessments, fees and taxes imposed by the federal and state governments, including as a result of the ACA. The Company’s rates also must be adequate to reflect adverse selection in its products, particularly in small group Commercial products. These rate increases may be significant and thus heighten the risks of adverse publicity, adverse regulatory action and adverse selection and the likelihood that the Company’s requested premium rate increases will be denied, reduced or delayed, which could lead to operating margin compression.

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

Recently, with respect to quality improvement activities (“QIAs”) that health plans report to HHS, revised regulations no longer provide insurers the option of reporting a flat amount equal to 0.8 percent of earned premium in lieu of reporting the insurers' actual itemized QIA expenditures. This change will impact the Company’s future MLR calculations and reporting since we have utilized the 0.8 percent premium election.

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

States continue to consider Medicaid expansion; however, 12 states have still not decided to expand as of 2022. States may opt out of the elements of the ACA requiring expansion of Medicaid coverage without losing their current federal Medicaid funding. In addition, the election of new governors and/or state legislatures may impact states’ previous decisions regarding Medicaid expansion. Although Congress enacted incentives for states that had not yet done so to expand Medicaid, this incentive alone may not persuade holdout states to expand.

In 2021, Medicaid MCOs faced new requirements and state flexibility that were finalized in the 2020 Medicaid managed care final rule. States now have flexibility related to rate setting and provider network adequacy that could adversely or positively impact our Medicaid plans. Other changes related to managed care operations include beneficiary communications, appeals and grievances, and provider directories.

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

PBM Laws and Regulation - Legislation and/or regulations seeking to regulate PBM activities in a comprehensive manner have been proposed or enacted in a number of states. This legislation could adversely affect the Company’s ability to conduct business on commercially reasonable terms in states where the legislation is in effect and the Company’s ability to standardize its PBM products and services across state lines. In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the NAIC and the National Council of Insurance Legislators, have issued model regulations or may propose future regulations concerning PBMs and/or PBM activities. Similarly, credentialing organizations such as URAC have established voluntary standards regarding PBM, mail order pharmacy and/or specialty pharmacy activities. While the actions of these quasi-regulatory or standard-setting organizations do not have the force of law, they may influence states to adopt their requirements or recommendations and influence client requirements for PBM, mail order pharmacy and/or specialty pharmacy services. Moreover, any standards established by these organizations could also impact the Company’s health plan clients and/or the services provided to those clients and/or the Company’s health plans.

The Company’s PBM activities also are regulated directly and indirectly at the federal and state levels, including being subject to the False Claims Act and state false claims acts and the AKS and state anti-kickback laws. These laws and regulations govern, and proposed legislation and regulations may govern and/or further restrict, critical PBM practices, including disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers; use of, administration of and/or changes to drug formularies, maximum allowable cost (“MAC”) list pricing, average wholesale prices (“AWP”) and/or clinical programs; the offering to plan sponsors of pricing that includes retail network “differential” or “spread” (i.e., a difference between the drug price charged to the plan sponsor by a PBM and the price paid by the PBM to the dispensing provider); reconciliation to pricing guarantees; disclosure of data to third parties; drug UM practices; the level of duty a PBM owes its customers; configuration of pharmacy networks; the operations of the Company’s pharmacies (including audits of its pharmacies); disclosure of negotiated provider reimbursement rates; disclosure of fees associated with administrative service agreements and patient care programs that are attributable to members’ drug utilization; and registration or licensing of PBMs. Failure by the Company or one of its PBM services suppliers to comply with these laws or regulations could result in material fines and/or sanctions and could have a material adverse effect on the Company’s operating results and/or cash flows.

The Company’s PBM service contracts, including those in which the Company assumes certain risks under performance guarantees or similar arrangements, are generally not subject to insurance regulation by the states. However, state departments of insurance are increasing their oversight of PBM activities due to legislation passing in a number of states requiring PBMs to register or obtain a license with the department, including through market conduct examinations and other audits our licensed entities. In addition, rulemaking is either underway or has already taken place in a number of states with the areas of focus on licensure requirements, pharmacy reimbursement for generics (MAC reimbursement) and pharmacy audits - most of which fall under the state insurance code.

Most-Favored-Nation Rule - In November 2020, HHS released the Most-Favored-Nation Rule (the “MFN Rule”), which requires CMS to take a most-favored-nation approach in calculating payment for Medicare Part B drugs. The MFN Rule will test paying Part B drugs at comparable amounts to the lowest adjusted price paid by any country in the Organization for Economic Co-operation and Development that has a Gross Domestic Product (“GDP”) per capita that is at least 60% of the U.S. GDP per capita. The MFN Rule will also test a redesign of the percentage add-on payment structure under Medicare Part B to remove incentives for use of higher-cost drugs through a flat per-dose add-on payment, and will include a financial hardship exemption for participants. The mandatory MFN Rule will operate for seven years, from January 1, 2021 to December 31, 2027. Over the course of the model, CMS will monitor and evaluate the impact of the MFN Rule on beneficiary access to drugs, program costs, and the quality of care for beneficiaries. Further, CMS commits to assess initial impacts of the MFN Rule on quality of care, including access to drugs, prior to beginning performance year 5. Multiple pharmaceutical manufacturers have sued HHS over the rule, and it is currently delayed due to a temporary restraining order prohibiting CMS from implementing it. If implemented, the MFN Rule may impact the ability of the Company to negotiate drug prices and provide competitive products and services to consumers. In August 2021, CMS published a proposed rule to rescind the MFN Rule. It is unclear whether this rescission may be followed by regulatory or legislative alternatives that present similar, or even more substantial, patient access, provider reimbursement, and other concerns.

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

Finally, several states have passed legislation that limits the ability of PBMs and health insurers to provide special benefit structures for use with affiliated pharmacies, which could result in reduced savings to clients and consumers.

Pharmacy Pricing Legislation - A number of states have passed legislation regulating the Company’s ability to manage and establish MACs for generic prescription drugs. MAC methodology is a common cost management practice used by private and public payors (including CMS) to pay pharmacies for dispensing generic prescription drugs. MAC prices specify the allowable reimbursement by a PBM for a particular strength and dosage of a generic drug that is available from multiple manufacturers but sold at different prices. State legislation can regulate the disclosure of MAC prices and MAC price methodologies, the kinds of drugs that a PBM can pay for at a MAC price, and the rights of pharmacies to appeal a MAC price established by a PBM. These laws could negatively affect the Company’s ability to establish MAC prices for generic drugs. Additionally, some states have passed legislation that would create a reimbursement benchmark mandate, such as the national average drug acquisition cost and/or the wholesale acquisition cost (“WAC”), plus a set dispensing fee, for pharmacies in the network.

Formulary and Plan Design Regulation - A number of government entities regulate the administration of prescription drug benefits. HHS regulates how Medicare Part D formularies are developed and administered, including requiring the inclusion of all drugs in certain classes and categories, subject to limited exceptions. Under the ACA, CMS imposes drug coverage requirements for health plans required to cover essential health benefits, including plans offered through federal or state Public Exchanges. Additionally, the NAIC and health care accreditation agencies like NCQA and URAC have developed model acts and standards for formulary development that are often incorporated into government requirements. Many states regulate the scope of prescription drug coverage, as well as the delivery channels to receive prescriptions, for insurers, MCOs and Medicaid managed care plans. The increasing government regulation of formularies could significantly affect the Company’s ability to develop and administer formularies, pharmacy networks and other plan design features. Similarly, some states prohibit health plan sponsors from implementing certain restrictive pharmacy benefit plan design features. This regulation could limit or preclude (i) limited networks, (ii) a requirement to use particular providers, (iii) copayment differentials among providers and (iv) formulary tiering practices.

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

Available Information

CVS Health Corporation was incorporated in Delaware in 1996. The corporate office is located at One CVS Drive, Woonsocket, Rhode Island 02895, telephone (401) 765-1500. CVS Health Corporation’s common stock is listed on the New York Stock Exchange under the trading symbol “CVS.” General information about the Company is available through the Company’s website at http://www.cvshealth.com. The Company’s financial press releases and filings with the SEC are available free of charge within the Investors section of the Company’s website at http://investors.cvshealth.com. In addition, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that website is http://www.sec.gov. The information on or linked to the Company’s website is neither a part of nor incorporated by reference in this 10-K or any of the Company’s other SEC filings.

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

Summary

The following is a summary of the principal risks we face that could negatively impact our businesses, operating results, cash flows and/or financial condition:

Risks Relating to Our Businesses

•The impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be material and adverse.
•We may not be able to accurately forecast health care and other benefit costs.
•Adverse economic conditions in the U.S. and abroad can materially and adversely impact our businesses, operating results, cash flows and financial condition.
•Each of our segments operates in a highly competitive and evolving business environment.
•A change in our Health Care Benefits product mix may adversely affect our profit margins.
•We can provide no assurance that we will be able to compete successfully and profitably on Public Exchanges.
•Negative public perception of the industries in which we operate can adversely affect our businesses, operating results, cash flows and prospects.
•We must maintain and improve our relationships with our customers and increase the demand for our products and services.
•We face risks relating to the availability, pricing and safety profiles of prescription drugs that we purchase and sell.
•The reserves we hold for expected claims in our Insured Health Care Benefits products are based on estimates that involve an extensive degree of judgment and are inherently variable, and any reserve, including a premium deficiency reserve, may be insufficient.
•We are exposed to risks relating to the solvency of other insurers.

Risks From Changes in Public Policy and Other Legal and Regulatory Risks

•We are subject to potential changes in public policy, laws and regulations, including reform of the U.S. health care system and entitlement programs.
•If we fail to comply with applicable laws and regulations we could be subject to significant adverse regulatory actions.
•If our compliance or other systems and processes fail or are deemed inadequate, we may suffer brand and reputational harm and become subject to regulatory actions and/or litigation.

•We routinely are subject to litigation and other adverse legal proceedings, including class actions and qui tam actions. Many of these proceedings seek substantial damages which may not be covered by insurance.
•We frequently are subject to regular and special governmental audits, investigations and reviews that could result in changes to our business practices and also could result in material refunds, fines, penalties, civil liabilities, criminal liabilities and other sanctions.
•Our litigation and regulatory risk profiles are changing as we offer new products and services and expand in business areas beyond our historical core businesses.
•We face unique regulatory and other challenges in our Medicare and Medicaid businesses.
•Programs funded in whole or in part by the U.S. federal government account for a significant portion of our revenues.
•We may not be able to obtain adequate premium rate increases in our Insured Health Care Benefits products, MBRs and operating results and could magnify the adverse impact of increases in health care and other benefit costs and of ACA assessments, fees and taxes.
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
•We expect to continue to pursue acquisitions, joint ventures, strategic alliances and other inorganic growth opportunities, which may be unsuccessful, cause us to assume unanticipated liabilities, disrupt our existing businesses, be dilutive or lead us to assume significant debt, among other things.

Risks Related to Our Operations

•Failure to meet customer and investor expectations, including with respect to environmental, social and governance goals, may harm our brand and reputation, our ability to retain and grow our customer base and membership.
•We and our vendors have experienced and continue to experience information security incidents. We can provide no assurance that we or our vendors will be able to contain detect or prevent incident.
•Data governance failures or the failure or disruption of our information technology or infrastructure can adversely affect our reputation, businesses and prospects. Our use and disclosure of members’, customers’ and other constituents’ sensitive information is subject to complex regulations at multiple levels.
•Product liability, product recall or personal injury issues could damage our reputation.
•We face significant competition in attracting and retaining talented employees. Further, managing succession for, and retention of, key executives is critical to our success.
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
•Pursuing multiple information technology improvement initiatives simultaneously could make continued development and implementation significantly more challenging.
•We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and disrupt our business operations.
•Both our and our vendors’ operations are subject to a variety of business continuity hazards and risks that could interrupt our operations or otherwise adversely affect our performance and operating results.

Financial Risks

•We would be adversely affected by downgrades or potential downgrades in our credit ratings, should they occur, or if we do not effectively deploy our capital.
•Goodwill and other intangible assets could, in the future, become impaired.

•Adverse conditions in the U.S. and global capital markets can significantly and adversely affect the value of our investments in debt and equity securities, mortgage loans, alternative instruments and other investments.

Risks Related to Our Relationships with Manufacturers, Providers, Suppliers and Vendors

•We face risks relating to the market availability, pricing, suppliers and safety profiles of prescription drugs and other products that we purchase and sell.
•We need to be able to maintain our ability to contract with providers on competitive terms and develop and maintain attractive networks with high quality providers.
•If our suppliers or service providers fail to meet their contractual obligations to us or to comply with applicable laws or regulations, we may be exposed to brand and reputational harm, litigation and/or regulatory action.
•We may experience increased medical and other benefit costs, litigation risk and customer and member dissatisfaction when providers that do not have contracts with us render services to our Health Care Benefits members.
•Continuing consolidation and integration among providers and other suppliers may increase our costs and increase competition.

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

The legislative and regulatory environment governing our businesses is dynamic and changing frequently, including the Families First Act, the CARES Act, the American Rescue Plan Act and mandated increases to the medical services we must pay for without a corresponding increase in the premiums we receive in our Health Care Benefits Insured products. As a result of COVID-19, including legislative and/or regulatory responses to COVID-19, the premiums we charge in our Insured Health Care Benefits products may prove to be insufficient to cover the cost of medical services delivered to our Insured medical members, which may increase significantly as a result of higher utilization rates of medical facilities and services and other increases in associated hospital and pharmaceutical costs.

Federal, state and local governmental policies and initiatives to reduce the transmission of COVID-19, including existing and new variants, such as mask and vaccination mandates, restrictions on large gatherings and social distancing directives, may not effectively combat the severity and/or duration of the COVID-19 pandemic and have resulted in, among other things, a reduction in utilization that is discretionary, the cancellation of elective medical procedures, reduced customer traffic and front store sales in our retail pharmacies, our customers being ordered to close or severely curtail their operations, the adoption of work-from-home policies and a reduction in diagnostic reporting due to reductions in health care provider visits and restrictions on our access to providers’ medical records, all of which impact our businesses. Among other impacts of these policies and initiatives on our businesses, there may be changes in medical claims submission patterns and an adverse impact on (i) drug utilization due to the reduction in discretionary visits with providers; (ii) front store sales as a result of reduced customer traffic in our retail pharmacies; (iii) medical membership in our Health Care Benefits segment and covered lives in our PBM clients due to reductions in workforce at our existing customers (including due to business failures) as well as reduced willingness to change benefits providers by prospective customers; (iv) benefit costs due to COVID-19 related support programs we have put in place for our medical members and mandated increases to the medical services we must pay for without a corresponding increase in the premiums we receive in our Insured Health Care Benefits products; and (v) the amount, timing and collectability of payments to the Company from customers, clients, government payers and members as a result of the impact of COVID-19 on them. Over time, these policies and initiatives also may cause us to experience increased benefit costs and/or decreased revenues in our Health Care Benefits segment if, as a result of our medical members not seeing their providers as a result of COVID-19, we are unable to implement clinical initiatives to manage benefit costs and chronic conditions of our medical members and appropriately document their risk profiles.

In addition, in response to COVID-19, during the first half of 2020, we began to offer our medical members expanded benefit coverage and became obligated by governmental action to provide other additional coverage. This expanded benefit coverage continued to be provided without a corresponding increase in the premiums we receive in our Insured Health Care Benefits products. We also are taking actions designed to help provide financial and administrative relief for the health care provider community. Such measures and any further steps we take or are required to take to expand or otherwise modify the services delivered to our Health Care Benefits members, provide relief for the health care provider community, or in connection with the relaxation of social distancing directives and other restrictions on movement and economic activity intended to reduce the spread of COVID-19, including the potential for widespread testing and vaccination, including boosters, as a component of lifting those measures, could adversely impact our benefit costs, MBR and operating results.

The various initiatives we have implemented to slow and/or reduce the impact of COVID-19 and the COVID-19-related support programs we have put in place for our customers, medical members and colleagues have increased our operating expenses and reduced the efficiency of our operations. Our operating results will continue to be adversely affected so long as these initiatives continue or if they are expanded. In addition, any adverse economic conditions that could be caused by COVID-19 may have an adverse impact on our net investment income and the value of our investment portfolio.

The spread of COVID-19, or actions taken to mitigate its spread, could have material and adverse effects on our ability to operate our businesses effectively, including as a result of the complete or partial closure of facilities, labor shortages and/or financial difficulties experienced by third-party service providers. Disruptions in our supply chains, our distribution chains and/or public and private infrastructure, including those caused by industry capacity constraints, material availability, global logistics delays and constraints arising from, among other things, the transportation capacity of ocean shipping containers, and labor availability constraints, could materially and adversely impact our business operations. We have transitioned a significant subset of our colleagues to a remote work environment in an effort to mitigate the spread of COVID-19, as have a significant number of our third-party service providers, which may amplify certain risks to our businesses, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our medical members or other third-parties and increased risk of business interruptions.

The COVID-19 pandemic continues to evolve and the severity and duration of the pandemic and scope and intensity of the governmental response to it are unknown at this time. We believe COVID-19’s impact on our businesses, operating results, cash flows and/or financial condition primarily will be driven by the geographies impacted and the severity and duration of the pandemic; vaccination rates; the severity of any new COVID-19 variants and whether vaccines are effective in combating them; the pandemic’s impact on the U.S. and global economies and consumer behavior and health care utilization patterns; and the timing, scope and impact of any additional stimulus legislation as well as other federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control. As a result, the impact COVID-19 will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be adverse and material. COVID-19 also may result in legal and regulatory proceedings, investigations and claims against us.

Risks Relating to Our Businesses

We may not be able to accurately forecast health care and other benefit costs, which could adversely affect our Health Care Benefits segment’s operating results. There can be no assurance that future health care and other benefits costs will not exceed our projections.

As a result of COVID-19, the current economic environment is adverse and less predictable than recently experienced, which has caused and may continue to cause unanticipated and significant volatility in our health care and other benefits costs, including COVID-19 related testing and vaccination and post-acute care skilled nursing facility and behavioral health costs. In January 2021, the President of the United States issued an executive order to support government efforts to expand access, availability and use of COVID-19 diagnostic, screening and surveillance and addressed the cost of COVID-19 testing by facilitating COVID-19 testing free of charge to those who lack comprehensive health insurance and clarifying group health plans’ and health insurance issuers’ obligations to provide coverage for COVID-19 testing. In January 2022, the HHS announced that commercial health insurers must cover the cost of up to eight rapid COVID-19 OTC test kits per individual per 30-day period. In addition, the timing of vaccine administration to the general public and related costs as well as the identification of new, more infectious strains of the COVID-19 virus and whether the vaccines will be effective against such new strains are uncertain and may impact our MBR. Premiums for our Insured Health Care Benefits products, which comprised 93% of our Health Care Benefits revenues for 2021, are priced in advance based on our forecasts of health care and other benefit costs during a fixed premium period, which is generally twelve months. These forecasts are typically developed several months before the fixed premium period begins, are influenced by historical data (and recent historical data in particular), are dependent on our ability to anticipate and detect medical cost trends and changes in our members’ behavior and health care utilization patterns and medical claim submission patterns and require a significant degree of judgment. For example, our revenue on Medicare policies is based on bids submitted in June of the year before the contract year. Cost increases in excess of our projections cannot be recovered in the fixed premium period through higher premiums. As a result, our profits are particularly sensitive to the accuracy of our forecasts of the increases in health care and other benefit costs that we expect to occur and our ability to anticipate and detect medical cost trends. For 2022, those forecasts include adjustments made to pricing based on prospective expectations for liabilities due to testing, vaccines, direct COVID-19 treatment and deferred care. Risk-adjusted revenue has been adjusted for deferred care, and forecasted enrollment considers assumptions about the economic environment, though COVID-19 related impacts remain uncertain. During periods when health care and other benefit costs, utilization and/or medical costs trends experience significant volatility and medical claim submission patterns are changing rapidly as a result of COVID-19, accurately detecting, forecasting, managing, reserving and pricing for our (and our self-insured customers’) medical cost trends and incurred and future health care and other benefits costs is more challenging. There can be no assurance regarding the accuracy of the health care or other benefit cost projections reflected in our pricing, and our health care and other benefit costs (including COVID-19 related testing and vaccination and post-acute care skilled nursing facility and behavioral health costs) are affected by COVID-19 and other external events over which we have no control. Even relatively small differences between predicted and actual health care and other benefit costs as a percentage of premium revenues can result in significant adverse changes in our Health Care Benefits segment’s operating results.

A number of factors contribute to rising health care and other benefit costs, including COVID-19, previously uninsured members entering the health care system, changes in members’ behavior and health care utilization patterns, turnover in our membership, additional government mandated benefits or other regulatory changes (including under the Families First Act, the CARES Act, and the American Rescue Plan Act), changes in the health status of our members, the aging of the population and other changing demographic characteristics, advances in medical technology, increases in the number and cost of prescription drugs (including specialty pharmacy drugs and ultra-high cost drugs and therapies), direct-to-consumer marketing by drug manufacturers, the increasing influence of social media on our members’ health care utilization and other behaviors, changes in health care practices and general economic conditions (such as inflation and employment levels). In addition, government-imposed limitations on Medicare and Medicaid reimbursements to health plans and providers have caused the private sector to bear a greater share of increasing health care and other benefits costs over time, and future amendments to the ACA that increase the uninsured population may amplify this problem. Other factors that affect our health care and other benefit costs include epidemics or other pandemics, changes as a result of the ACA, changes to the ACA and other changes in the regulatory environment, the evolution toward a consumer driven business model, new technologies, influenza-related health care costs (which may be substantial and higher than we expected), clusters of high-cost cases, health care provider and member fraud, and numerous other factors that are or may be beyond our control. For example, the 2020-2021 influenza season was impacted by efforts taken to reduce the spread of COVID-19; and the 2019-2020 influenza season had an earlier than average start and had a higher incidence of influenza than the 2018-2019 influenza season.

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

Furthermore, if we are not able to accurately and promptly anticipate and detect medical cost trends or accurately estimate the cost of incurred but not yet reported claims or reported claims that have not been paid, our ability to take timely corrective actions to limit future health care costs and reflect our current benefit cost experience in our pricing process may be limited, which would further amplify the extent of any adverse impact on our operating results. These risks are particularly acute during periods when health care and other benefit costs, utilization and/or medical cost trends experience significant volatility and medical claim submission patterns are changing rapidly as a result of COVID-19. Such risks are further magnified by the ACA and other existing and future legislation and regulations that limit our ability to price for our projected and/or experienced increases in utilization and/or medical cost trends.

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
•By causing customers and potential customers of our Health Care Benefits and Retail/LTC segments to purchase fewer products and/or products that generate less profit for us than the ones they currently purchase or otherwise would have purchased.
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

Each of our segments operates in a highly competitive and evolving business environment; and operating income in the industries in which we compete may decline.

Each of our segments, Health Care Benefits, Pharmacy Services, which includes our PBM business, and Retail/LTC, operates in a highly competitive and evolving business environment. Specifically:

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
•We requested increases in our premium rates in our Commercial Health Care Benefits business for 2021 and expect to request increases in those rates for 2022 and beyond in order to adequately price for projected medical cost trends, required expansions of coverage and rating limits, and significant assessments, fees and taxes imposed by federal and state governments, including as a result of the ACA. Our rates also must be adequate to reflect the risk that our products will be selected by people with a higher risk profile or utilization rate than the pool of participants we anticipated when we established pricing for the applicable products (also known as “adverse selection”), particularly in small group Commercial products. These rate increases may be significant and thus heighten the risks of adverse publicity, adverse regulatory action and adverse selection and the likelihood that our requested premium rate increases will be denied, reduced or delayed, which could lead to operating margin compression.
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

Disruptive innovation by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such alterations and make timely and effective changes to our strategies and business model to compete effectively. For example, decisions to buy our Health Care Benefits and Pharmacy Services products and services increasingly are made or influenced by consumers, either through direct purchasing (e.g., Medicare Advantage plans and PDPs) or through Public Exchanges and private health insurance exchanges that allow individual choice. Consumers also are increasingly seeking to access consumer goods and health care products and services locally and through other direct channels such as mobile devices and websites. To compete effectively in the consumer-driven marketplace, we will be required to develop or acquire new capabilities, attract new talent and develop new service and distribution relationships that respond to consumer needs and preferences.

Changes in marketplace dynamics or the actions of competitors or manufacturers, including industry consolidation, the emergence of new competitors and strategic alliances, and decisions to exclude us from new narrow or restricted retail pharmacy networks could materially and adversely affect our businesses, operating results, cash flows and/or prospects.

We can provide no assurance that we will be able to compete successfully on Public Exchanges or that our pricing or other actions will result in the profitability of our Public Exchange products.

In January 2022, we entered into the Public Exchanges in eight states. To compete effectively on Public Exchanges, we have developed or acquired the technology, systems, tools and talent necessary to interact with Public Exchanges and engage Public Exchange consumers through enhanced consumer-focused sales, marketing channels and customer interfaces. We have also created new customer service programs and product offerings. While participating on the Public Exchanges, we will have to respond to pricing and other actions taken by existing competitors and regulators as well as potentially disruptive new entrants, which could reduce our profit margins. Due to the price transparency provided by Public Exchanges, when we market products we face competitive pressures from existing and new competitors who may have lower cost structures. Our competitors may bring their Public Exchange and other consumer products to market more quickly, have greater experience marketing to consumers and/or may be targeting the higher margin portions of our business. We can provide no assurance that we will be able to compete successfully or profitably on Public Exchanges or that we will be able to benefit from any opportunities presented by Public Exchanges.

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

Our brand and reputation are two of our most important assets, and the industries in which we operate have been and are negatively perceived by the public from time to time. Negative publicity may come as a result of adverse media coverage, litigation against us and other industry participants, the ongoing public debates over drug pricing, PBMs, government involvement in drug pricing and purchasing, changes to the ACA, “surprise” medical bills, governmental hearings and/or investigations, actual or perceived shortfalls regarding our industries’ or our own products and/or business practices (including PBM operations, drug pricing and insurance coverage determinations) and social media and other media relations activities. Negative publicity also may come from a failure to meet customer expectations for consistent, high quality and accessible care. This risk may increase as we continue to offer products and services that make greater use of data and as our business model becomes more focused on delivering health care to consumers.

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
•manufacturing or other supply issues;
•a reduction in drug manufacturers’ participation in federal programs;
•certain products being withdrawn by their manufacturers or transitioned to over-the-counter products;
•future FDA rulings restricting the supply or increasing the cost of products;
•the introduction of new and successful prescription drugs or lower-priced generic alternatives to existing brand name products; or
•inflation in the price of drugs.

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

Our estimates of health care costs payable are based on a number of factors, including those derived from historical claim experience, but this estimation process also makes use of extensive judgment. Considerable variability is inherent in such estimates, and the accuracy of the estimates is highly sensitive to changes in medical claims submission and processing patterns and/or procedures, turnover and other changes in membership, changes in product mix, changes in the utilization of medical and/or other covered services, including prescription drugs, changes in medical cost trends, changes in our medical management practices and the introduction of new benefits and products. We estimate health care costs payable periodically, and any resulting adjustments, including premium deficiency reserves, are reflected in current-period operating results within benefit costs. For example, as of December 31, 2021 and 2020, we established a premium deficiency reserve of $16 million and $11 million, respectively, related to Medicaid products in the Health Care Benefits segment. A worsening (or improvement) of health care cost trend rates or changes in claim payment patterns from those that we assumed in estimating health care costs payable as of December 31, 2021 would cause these estimates to change in the near term, and such a change could be material.

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

Extreme events, or the threat of extreme events, could materially impact our businesses and health care (including behavioral health) costs.

Nuclear, biological or other attacks, or other acts of violence, including active shooter situations, whether as a result of war or terrorism or otherwise; other man-made disasters; natural disasters, such as hurricanes, tropical storms, floods, fires, earthquakes, tsunamis, cyclones, typhoons or extreme weather conditions such as major or extended winter storms, droughts and tornados, whether as a result of climate change or otherwise; epidemics; pandemics and other extreme events can affect the U.S. economy in general, our industries and us specifically. In particular, such extreme events or the threat of such extreme events could result in significant health care (including behavioral health) costs, which also would be affected by the government’s actions and the responsiveness of public health agencies and other insurers. Such extreme events or the threat of such extreme events also could disrupt our supply chains and/or our distribution chains for the products we sell. In addition, our employees and those of our vendors are concentrated in certain large, metropolitan areas which may be particularly exposed to these events. Such events could adversely affect our businesses, operating results and cash flows, and, in the event of extreme circumstances, our financial condition or viability, particularly if our responses to such events are less adequate than those of our competitors.

We may be unable to achieve our environmental, social and governance goals.
We are dedicated to corporate social responsibility and sustainability and face pressures from our colleagues, customers, and stockholders to make significant advancements in environmental, social and governance matters. In part to address these concerns, we established certain goals as part of our ESG strategy. Achievement of our goals is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may fail to achieve these goals or that our colleagues, customers, or stockholders might not be satisfied with our efforts. These risks and uncertainties include, but are not limited to: our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of renewable energy and other materials; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third party contractors; the actions of competitors and competitive pressures; an acquisition of or merger with another company that has not adopted similar goals or whose progress towards reaching its goals is not as advanced as ours; and the pace of regional and global recovery from the COVID-19 pandemic. A failure to meet our goals could adversely affect public perception of our business, employee morale or customer or stockholder support.

Further, an increasing percentage of colleagues, customers, and stockholders considers sustainability factors in making employment, consumer health care and investment decisions. If we are unable to meet our goals, we may lose colleagues, and have difficulty recruiting new colleagues, investors, customers, or partners, our stock price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to compete effectively, all of which would have an adverse effect on our business, operating results, and financial condition.

Risks From Changes in Public Policy and Other Legal and Regulatory Risks

We are subject to potential changes in public policy, laws and regulations, including reform of the U.S. health care system, which can adversely affect our businesses. Entitlement program reform, if it occurs, could have a material adverse effect on our businesses, operations and/or operating results.

The political environment in which we operate remains uncertain. It is reasonably possible that our business operations and operating results could be materially adversely affected by legislative, regulatory and public policy changes at the federal or state level, increased government involvement in drug reimbursement, pricing, purchasing and/or importation and/or increased regulation of PBMs, including: changes to the regulatory environment for health care and related benefits, including Medicare, the ACA, and related Public Exchange regulations; changes to laws or regulations governing drug reimbursement and/or pricing; changes to the laws and regulations governing PBMs’, PDPs’ and/or Managed Medicaid organizations’ interactions with government funded health care programs; changes to laws and/or regulations governing drug manufacturers’ rebates; changes to laws and/or regulations governing reimbursements paid to pharmacists by and/or reporting required by PBMs; changes to immigration policies and/or other public policy initiatives. It is not possible to predict whether or when any such changes will occur or what form any such changes may take (including through the use of U.S. Presidential Executive Orders). Other significant changes to health care and related benefits system legislation or regulation as well as changes with respect to tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries also are possible and could adversely affect our businesses. If we fail to respond adequately to such changes, including by implementing strategic and operational initiatives, or do not respond as effectively as our competitors, our businesses, operations and operating results may be materially adversely affected.

Efforts to amend the ACA and related regulations are possible. It is also possible that federal and state governments will continue to enact and seriously consider many broad-based legislative and regulatory proposals that will or could materially impact various aspects of the health care and related benefits system and our businesses. Further changes to federal health care and related benefits laws, including the ACA, drug reimbursement and pricing laws, laws governing PBMs and/or laws governing PBMs’, PDPs’ and/or Managed Medicaid organizations’ interactions with government funded health care programs, are probable. We cannot predict the effect, if any, that new health care and related benefits legislation, future changes to the ACA or the implementation of or failure to implement the outstanding provisions of ACA, may have on our Health Care Benefits, Pharmacy Services and/or retail pharmacy, LTC pharmacy operations and/or operating results. The federal and many state governments also are considering changes in the interpretation, enforcement and/or application of existing programs, laws and regulations, including changes to payments under and funding of Medicare and Medicaid programs and increased regulation of PBMs.

Further, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to additional regulation of PBMs (including network restrictions, formulary management affiliate reimbursement, contractual guarantees and reconciliations, or other PBM services), drug pricing or purchasing, patent term extensions and/or purchase discount and/or rebate arrangements with drug manufacturers also could reduce the discounts or rebates we receive. Changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to claims processing and billing, including our ability to use MAC lists and collect transmission fees, also could adversely affect our profitability. For example, on October 29, 2020, the HHS released a final rule requiring health insurers to disclose drug pricing and cost-sharing information. The final rule requires group health plans and health insurance issuers in the individual and group markets to disclose cost-sharing information upon request, to a participant, beneficiary, or enrollee, which, unless otherwise indicated, for the purpose of the final rules includes an authorized representative, and requires plans and issuers to disclose in-network provider rates, historical out-of-network allowed amounts and the associated billed charges, and negotiated rates for prescription drugs. While the specific regulation requiring PBMs to disclose negotiated price concessions was paused under federal guidance released in August 2021, if it resurfaces, the regulation may result in drug manufacturers lowering discounts or rebates, resulting in higher drug costs for patients and impacting the ability of the Company to negotiate drug prices and provide competitive products and services to consumers.

In addition, in November 2020, the HHS released the Rebate Rule, which eliminates the regulatory safe harbor from prosecution under the AKS for rebates from pharmaceutical companies to PBMs in Medicare Part D and in Medicaid MCOs, replacing it with two far narrower safe harbors designed to directly benefit patients with high out-of-pocket costs and to change the way PBMs are compensated. The new safe harbors are (i) for rebates which are passed on to the patient at the point of sale and (ii) for flat service fee payments made to PBMs which cannot be tied to the list prices of drugs. The PCMA, which represents PBMs, has filed a suit in an effort to block the Rebate Rule, claiming that the Rebate Rule would lead to higher premiums in Medicare Part D and was adopted in an unlawful manner. It is unclear whether the Rebate Rule will be enforceable, whether pharmaceutical companies will respond by reducing list prices, whether list prices in the private market may also be reduced, and what the resulting impact will be to PBMs or the Company. The Bipartisan Infrastructure Act of 2021 delays the effective date of the rebate rule to January 2026, and pending Reconciliation legislation would fully repeal the Rebate Rule.

Additionally, the Consolidated Appropriations Act of 2021 was signed into law in December 2020 and contains transparency provisions requiring group health plans and health insurance issuers to report certain prescription drug costs, overall spending on health services and prescription drugs, and information about premiums and the impact of rebates and other remuneration on premiums and out-of-pocket costs to the Tri-Departments. No later than 18 months after the first submission and bi-annually thereafter, the Tri-Departments will release a public report on drug pricing trends, drug reimbursement, and the impact of drug prices on premiums. In August, the Tri-Departments deferred enforcement of both the December 2021 deadline for reporting 2020 plan year data and the June 2022 deadline for reporting 2021 plan year data to December 2022.

We cannot predict the enactment or content of new legislation or regulations or changes to existing laws or regulations or their enforcement, interpretation or application, or the effect they will have on our business operations or operating results, which could be materially adverse. Even if we could predict such matters, it is not possible to eliminate the adverse impact of public policy changes that would fundamentally change the dynamics of one or more of the industries in which we compete. Examples of such changes include: the federal or one or more state governments fundamentally restructuring or reducing the funding available for Medicare, Medicaid, dual eligible or dual eligible special needs plan programs, increasing its involvement in drug reimbursement, pricing, purchasing and/or importation, changing the laws and regulations governing PBMs’, PDPs’ and/or Managed Medicaid organizations’ interactions with government funded health care programs, changing the tax treatment of health or related benefits, or significantly altering the ACA. The likelihood of adverse changes remains high due to state and federal budgetary pressures, and our businesses and operating results could be materially and adversely affected by such changes, even if we correctly predict their occurrence.

For more information on these matters, see “Government Regulation” included in Item 1 of this 10-K.

If we fail to comply with applicable laws and regulations, many of which are highly complex, we could be subject to significant adverse regulatory actions, including monetary penalties, or suffer brand and reputational harm.

Our businesses are subject to extensive regulation and oversight by state, federal and international governmental authorities. The laws and regulations governing our operations and interpretations of those laws and regulations, including those related to human capital and climate change, are increasing in number and complexity, change frequently and can be inconsistent or conflict with one another. In general, these laws and regulations are designed to benefit and protect customers, members and providers rather than us or our investors. In addition, the governmental authorities that regulate our businesses have broad latitude to make, interpret and enforce the laws and regulations that govern us and continue to interpret and enforce those laws and regulations more strictly and more aggressively each year. We also must follow various restrictions on certain of our businesses and the payment of dividends by certain of our subsidiaries put in place by certain state regulators.

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

Our Health Care Benefits products are highly regulated, particularly those that serve Medicare, Medicaid, dual eligible, dual eligible special needs and small group Commercial customers and members. The laws and regulations governing participation in Medicare Advantage (including dual eligible special needs plans), Medicare Part D, Medicaid, and managed Medicaid plans are complex, are subject to interpretation and can expose us to penalties for non-compliance.

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

Our businesses, profitability and growth also may be adversely affected by (i) judicial and regulatory decisions that change and/or expand the interpretations of existing statutes and regulations, impose medical or bad faith liability, increase our responsibilities under ERISA or the remedies available under ERISA, or reduce the scope of ERISA pre-emption of state law claims or (ii) other legislation and regulations. For example, in December 2020, the U.S. Supreme Court upheld an Arkansas law that, among other things, mandates a particular pricing methodology, establishes an appeals process for a pharmacy when the reimbursement is below the pharmacy’s acquisition cost, permits a pharmacy to reverse and rebill if they cannot procure the drug from its wholesaler at a price equal to or less than the reimbursement rate, prohibits a PBM from reimbursing a pharmacy less than the amount it reimburses an affiliate on a per unit basis, and permits a pharmacy to decline to dispense if the reimbursement is lower than the pharmacy’s acquisition cost. Also, in November 2021, the U.S. Court of Appeals for the Eighth Circuit upheld a North Dakota law that regulates employer-sponsored ERISA health plans and certain PBM practices within Medicare.

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

As one of the largest national retail, mail order, specialty and LTC pharmacy, PBM and health care and related benefits providers, we frequently are subject to regular and special governmental market conduct and other audits, investigations and reviews by, and we receive subpoenas and other requests for information from, various federal and state agencies, regulatory authorities, attorneys general, committees, subcommittees and members of the U.S. Congress and other state, federal and international governmental authorities. For example, we have received CIDs from, and provided documents and information to, the Civil Division of the DOJ in connection with a current investigation of our patient chart review processes in connection with risk adjustment data submissions under Parts C and D of the Medicare program. CMS and the OIG also are auditing the risk adjustment-related data of certain of our Medicare Advantage plans, and the number of such audits continues to increase. Several such audits, investigations and reviews by governmental authorities currently are pending, some of which may be resolved in 2022, the results of which may be adverse to us.

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

See “Legal and Regulatory Proceedings” in Note 16 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K for additional information.

Our litigation and regulatory risk profile are changing as we offer new products and services and expand in business areas beyond our historical core businesses of Health Care Benefits, Pharmacy Services and Retail/LTC.

Historically, we focused primarily on providing Health Care Benefits, Pharmacy Services and Retail/LTC products and services. As a result of our transformation program and other innovation initiatives, we are expanding our presence in the health care space and plan to offer new products and services (such as the home hemodialysis device we are developing) which present a different litigation and regulatory risk profile than the products and services that we historically have offered.

The increased volume of business in areas beyond our historical core businesses and new products and services subject us to litigation and regulatory risks that are different from the risks of providing Health Care Benefits, Pharmacy Services and Retail/LTC products and services and increase significantly our exposure to other risks.

We face unique regulatory and other challenges in our Medicare and Medicaid businesses.

We are seeking to substantially grow the Medicare and Medicaid membership in our Health Care Benefits segment in 2022 and over the next several years. We face unique regulatory and other challenges that may inhibit the growth and profitability of those businesses.

•In January 2021, CMS issued its final notice detailing final 2022 Medicare Advantage benchmark payment rates. Final 2022 Medicare Advantage rates resulted in an increase in industry benchmark rates of approximately 4.1%. We cannot predict future Medicare funding levels, the impact of future federal budget actions or ensure that such changes or actions will not have an adverse effect on our Medicare operating results.
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

•Payments we receive from CMS for our Medicare Advantage and Medicare Part D businesses also are subject to risk adjustment based on the health status of the individuals we enroll. Elements of that risk adjustment mechanism continue to be challenged by the DOJ, the OIG and CMS itself. Substantial changes in the risk adjustment mechanism, including changes that result from enforcement or audit actions, could materially affect the amount of our Medicare reimbursement, require us to raise prices or reduce the benefits we offer to Medicare beneficiaries, and potentially limit our (and the industry’s) participation in the Medicare program.
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
•Our Medicare Part D operating results and our ability to expand our Medicare Part D business could be adversely affected if: the cost and complexity of Medicare Part D exceed management’s expectations or prevent effective program implementation or administration; changes to the regulations regarding how drug costs are reported for Medicare Part D are implemented in a manner that adversely affects the profitability of our Medicare Part D business; changes to the applicable regulations impact our ability to retain fees from third parties including network pharmacies; the government alters Medicare Part D program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of Medicare Part D or for other reasons; the government mandated use of point-of-sale manufacturer’s rebates effective in 2022 continues; the government enacts price controls on certain pharmaceutical products in Medicare Part D; the government makes changes to how pharmacy pay-for-performance is calculated; or reinsurance thresholds are reduced below their current levels.
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
•If we fail to report and correct errors discovered through our own auditing procedures or during a CMS audit or otherwise fail to comply with the applicable laws and regulations, we could be subject to fines, civil monetary penalties or other sanctions, including fines and penalties under the False Claims Act, which could have a material adverse effect on our ability to participate in Medicare Advantage, Medicare Part D or other government programs, and on our operating results, cash flows and financial condition.
•Certain of our Medicaid contracts require the submission of complete and correct encounter data. The accurate and timely reporting of encounter data is increasingly important to the success of our Medicaid programs because more states are using encounter data to determine compliance with performance standards and, in part, to set premium rates. We have expended and may continue to expend additional effort and incur significant additional costs to collect accurate, or to correct inaccurate or incomplete, encounter data and have been and could be exposed to premium withholding, operating sanctions and financial fines and penalties for noncompliance. We have experienced challenges in obtaining complete and accurate encounter data due to difficulties with providers and third-party vendors submitting claims in a timely fashion in the proper format, and with state agencies in coordinating such submissions. As states increase their reliance on encounter data, these difficulties could affect the Medicaid premium rates we receive and how Medicaid membership is assigned to us, which could have a material adverse effect on our Medicaid operating results and cash flows and/or our ability to successfully bid for, and continue to participate in, certain Medicaid programs.

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

The laws and regulations governing participation in Medicare Advantage (including dual eligible special needs plans), Medicare Part D, Medicaid, and managed Medicaid plans are complex, are subject to interpretation and can expose us to penalties for non-compliance. Federal, state and local governments have the right to cancel or not to renew their contracts with us on short notice without cause or if funds are not available. Funding for these programs is dependent on many factors outside our control, including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal or applicable state or local level and general political issues and priorities.

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

It is possible that the pharmaceutical industry, regulators, or federal policymakers may evaluate and/or develop an alternative pricing reference to replace AWP or WAC, which are the pricing references used for many of our PBM and LTC client contracts, drug purchase agreements, retail network contracts, specialty payor agreements and other contracts with third party payors in connection with the reimbursement of drug payments. In addition, many state Medicaid fee-for-service programs have established pharmacy network payments on the basis of Actual Acquisition Cost (“AAC”). The use of an AAC basis in fee for service Medicaid could have an impact on reimbursement practices in Health Care Benefits’ Commercial and other Government products. It is also possible that Congress may enact some limited form of price negotiation for Medicare. In addition, CMS also publishes the National Average Drug Acquisition Cost (“NADAC”) for certain drugs; NADAC pricing is being adopted in an increasing number of states.

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

Congress and certain state legislatures continue to consider and pass legislation that increases our costs of doing business, including increased minimum wages and requiring employers to provide paid sick leave or paid family leave. In addition, our employee-related operating costs may be increased by union organizing activity and it is possible that the National Labor Relations Board may adopt regulatory changes through re-making or case law that could facilitate union organizing. If we are unable to reflect these increased expenses in our pricing or otherwise modify our operations to mitigate the effects of such increases, our operating results will be adversely affected.

We face international political, legal and compliance, operational, regulatory, economic and other risks that may be more significant than in our domestic operations.

Our international operations present political, legal, compliance, operational, regulatory, economic and other risks that we do not face or that are more significant than in our domestic operations. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, climate change regulation, nationalization or expropriation of assets and pricing constraints. Our international products need to meet country-specific customer and member preferences as well as country-specific legal requirements, including those related to licensing, data privacy, data storage and data protection.

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
•Managing inefficiencies associated with integrating our operations; and
•Reconciling post-acquisition costs and liabilities between buyer and seller.

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
•we may finance future acquisitions and other inorganic growth strategies by issuing common stock for some or all of the purchase price, which would dilute the ownership interests of our stockholders;
•we may incur significant debt in connection with acquisitions (whether to finance acquisitions or by assuming debt from the businesses we acquire);
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
•we may be involved in litigation related to mergers or acquisitions, including for matters that occurred prior to the applicable closing, which may be costly to defend and may result in adverse rulings against us that could be material; and
•the integration into our businesses of the businesses and entities we acquire may affect the way in which existing laws and regulations apply to us, including subjecting us to laws and regulations that did not previously apply to us.

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

We and our vendors have experienced diverse cyber attacks and expect to continue to experience cyber attacks going forward. As examples, the Company and its vendors have experienced attempts to gain access to systems, denial of service attacks, attempted malware infections, account takeovers, scanning activity, and phishing emails. Attacks can originate from external criminals, terrorists, nation states, or internal actors. The Company is dedicating and will continue to dedicate significant resources and incur significant expenses to maintain and update on an ongoing basis the systems and processes that are designed to mitigate the information security risks it faces and protect the security of its computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, disrupt or degrade service, or cause other damage. The impact of cyber attacks has not been material to the Company’s operations or operating results through December 31, 2021. The Board and its Audit Committee and Nominating and Corporate Governance Committee are regularly informed regarding the Company’s information security policies, practices and status.

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

The costs of attempting to protect against the foregoing risks and the costs of responding to an information security incident are significant. Large scale data breaches at other entities increase the challenge we and our vendors face in maintaining the security of our information technology systems and proprietary information and of our customers’, members’ and other constituents’ sensitive information. Following an information security incident, our and/or our vendors’ remediation efforts may not be successful, and could result in interruptions, delays or cessation of service, and loss of existing or potential customers and members. In addition, breaches of our and/or our vendors’ security measures and the unauthorized access to or dissemination of sensitive personal information or proprietary information or confidential information about us, our customers, our members or other third-parties, could expose our customers’, members’ and other constituents’ private information and our customers, members and other constituents to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, and result in investigations, regulatory enforcement actions, material fines and penalties, loss of customers, litigation or other actions which could have a material adverse effect on our brand, reputation, businesses, operating results and cash flows.

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

Our information systems are critical to the operation of our businesses. We collect, process, maintain, retain, evaluate, utilize and distribute large amounts of personal health and financial information and other confidential and sensitive data about our customers, members and other constituents in the ordinary course of our businesses. Some of our information systems rely upon third party systems, including cloud service providers, to accomplish these tasks. The use and disclosure of such information is regulated at the federal, state and international levels, and these laws, rules and regulations are subject to change and increased enforcement activity, such as the California Consumer Privacy Act which went into effect January 1, 2020, the EU’s GDPR which began to apply across the EU during 2018 and the audit program implemented by HHS under HIPAA. In some cases, such laws, rules and regulations also apply to our vendors and/or may hold us liable for any violations by our vendors. International laws, rules and regulations governing the use and disclosure of such information are generally more stringent than U.S. laws and regulations, and they vary from jurisdiction to jurisdiction. Noncompliance with any privacy or security laws or regulations, or any security breach, information security incident, and any other incident involving the theft, misappropriation, loss or other unauthorized disclosure of, or access to, sensitive or confidential customer, member or other constituent information, whether by us, by one of our business associates or vendors or by another third party, could require us to expend significant resources to remediate any damage, could interrupt our operations and could adversely affect our brand and reputation, membership and operating results and also could expose and/or has exposed us to mandatory disclosure to the media, litigation (including class action litigation), governmental investigations and enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders, adverse actions against our licenses to do business and/or injunctive relief, any of which could adversely affect our businesses, operating results, cash flows or financial condition.

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

The products that we sell could become subject to contamination, product tampering, mislabeling, recall or other damage. In addition, errors in the dispensing, packaging or administration of drugs or other products and consuming drugs in a manner that is not prescribed could lead to serious injury or death. Product liability or personal injury claims may be asserted against us with respect to any of the drugs or other products we sell or services we provide. For example, we are a defendant in hundreds of litigation proceedings relating to opioids and the sale of products containing talc. Our businesses involve the provision of professional services, including by pharmacists, physician assistants, nurses and nurse practitioners, which exposes us to professional liability claims. Should a product or other liability issue arise, the coverage available under our insurance programs and the indemnification amounts available to us from third parties may not be adequate to protect us against the financial impact of the related claims. We also may not be able to maintain our existing levels of insurance on acceptable terms in the future. A product liability or personal injury issue or judgment against us or a product recall, tampering, or mislabeling could damage our reputation and have a significant adverse effect on our businesses, operating results and/or financial condition.

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

As of December 31, 2021 and December 31, 2020, we had $108.1 billion and $110.7 billion, respectively, of goodwill and other intangible assets. Goodwill and indefinite-lived intangible assets are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate that the carrying value may not be recoverable. When evaluating goodwill for potential impairment, we compare the fair value of our reporting units to their respective carrying amounts. We estimate the fair value of our reporting units using a combination of a discounted cash flow method and a market multiple method. If the carrying amount of a reporting unit exceeds its estimated fair value, a goodwill impairment loss is recognized in an amount equal to the excess to the extent of the goodwill balance. Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to its carrying value. The Company estimates the fair value of its indefinite-lived trademarks using the relief from royalty method under the income approach. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. Definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. If indicators of impairment are present, the Company first compares the carrying amount of the asset group to the estimated future cash flows associated with the asset group (undiscounted). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group’s estimated future cash flows (discounted).

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

If our suppliers or service providers fail to meet their contractual obligations to us or to comply with applicable laws or regulations, we may be exposed to brand and reputational harm, litigation and/or regulatory action. This risk is particularly high in our Medicare, Medicaid, dual eligible and dual eligible special needs plan programs.

In addition to our suppliers, we contract with various third parties to perform certain functions and services and provide us with certain information technology systems. Our arrangements with suppliers and these third parties may expose us to public scrutiny, adversely affect our brand and reputation, expose us to litigation or regulatory action, and otherwise make our operations vulnerable if we fail to adequately oversee, monitor and regulate their performance or if they fail to meet their contractual obligations to us or to comply with applicable laws or regulations, including those related to human capital and climate change. For example, certain of our vendors have been responsible for releases of sensitive information of our members and employees, which has caused us to incur additional expenses and given rise to regulatory actions and litigation against us.

These risks are particularly high in our in Medicare Advantage (including dual eligible special needs plans), Medicare Part D, Medicaid, and managed Medicaid plans, where third parties may perform medical management and other member related services for us. Any failure of our or these third parties’ prevention, detection or control systems related to regulatory compliance, compliance with our internal policies, data security and/or cybersecurity or any incident involving the theft, misappropriation, loss or other unauthorized disclosure of, or access to, members’, customers’ or other constituents’ sensitive information could require us to expend significant resources to remediate any damage, interrupt our operations and adversely affect our brand and reputation and also expose us to whistleblower, class action and other litigation, other proceedings, prohibitions on marketing or active or passive enrollment of members, corrective actions, fines, sanctions and/or penalties, any of which could adversely affect our businesses, operating results, cash flows and/or financial condition.

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

Retail/LTC Segment

As of December 31, 2021, the Retail/LTC segment operated the following properties:

•Approximately 8,075 retail stores, of which approximately 5% were owned. Net selling space for retail stores was approximately 79.8 million square feet as of December 31, 2021.
•Approximately 1,865 retail pharmacies within retail chains, as well as approximately 80 clinics in Target Corporation (“Target”) stores;
•Owned distribution centers and leased distribution facilities throughout the United States totaling approximately 10.7 million square feet; and
•Owned and leased LTC pharmacies throughout the United States and an owned LTC repackaging facility.

In connection with certain business dispositions completed between 1995 and 1997, the Company continues to guarantee lease obligations for 72 former stores. The Company is indemnified for these guarantee obligations by the respective initial purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information on these guarantees, see “Lease Guarantees” in Note 16 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K.

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

Information about our Executive Officers

The following sets forth the name, age and biographical information for each of the Registrant’s executive officers as of February 9, 2022. In each case the officer’s term of office extends to the date of the meeting of the Board following the next annual meeting of stockholders of CVS Health Corporation. Previous positions and responsibilities held by each of the executive officers over the past five years or more are indicated below:

    Troyen A. Brennan, M.D., age 67, Executive Vice President and Chief Medical Officer of CVS Health Corporation since November 2008; Executive Vice President and Chief Medical Officer of Aetna Inc. from February 2006 through November 2008.

    James D. Clark, age 57, Senior Vice President - Controller and Chief Accounting Officer of CVS Health Corporation since November 2018; Vice President - Finance and Accounting of CVS Pharmacy, Inc. from September 2009 through October 2018.

    Daniel P. Finke, age 51, Executive Vice President of CVS Health Corporation and President of Health Care Benefits since February 2021; Executive Vice President, Commercial Business and Markets of Aetna Inc. from February 2020 through January 2021; Executive Vice President, Consumer Health and Service of Aetna Inc. from June 2018 through January 2020; Senior Vice President, Network and Clinical Services of Aetna Inc. from January 2016 through May 2018.

    Shawn M. Guertin, age 58, Executive Vice President and Chief Financial Officer of CVS Health Corporation since May 2021; Executive Vice President, Chief Financial Officer and Chief Enterprise Risk Officer of Aetna Inc. from February 2013 through May 2019; Senior Vice President, Finance of Aetna Inc. from April 2011 through January 2013.

    Laurie P. Havanec, age 61, Executive Vice President and Chief People Officer of CVS Health Corporation since February 2021; Executive Vice President and Chief People Officer, Otis Worldwide Corporation, an elevator, escalator and moving walkway manufacturer, from October 2019 through January 2021; Corporate Vice President, Talent of United Technologies Corporation, a multinational manufacturing conglomerate, from April 2017 through October 2019; Vice President - Human Resources, Institution Businesses of Aetna Inc. from 2013 through March 2017.

    Alan M. Lotvin, M.D., age 60, Executive Vice President of CVS Health Corporation and President of CVS Caremark since March 2020; Executive Vice President - Transformation of CVS Health Corporation from June 2018 through February 2020; Executive Vice President - Specialty Pharmacy, CVS Caremark from November 2012 through May 2018.

    Karen S. Lynch, age 59, President and Chief Executive Officer of CVS Health Corporation since February 2021; Executive Vice President of CVS Health Corporation from November 2018 through January 2021; President of Aetna Inc. from January 2015 through January 2021; and a director of CVS Health Corporation since February 2021. Ms. Lynch is also a member of the board of directors of U.S. Bancorp, a banking and financial services company.

    Thomas M. Moriarty, age 58, Executive Vice President and General Counsel of CVS Health Corporation since October 2012; Chief Policy and External Affairs Officer since March 2017; Chief Strategy Officer from March 2014 through February 2017.

    Michelle A. Peluso, age 49, Executive Vice President and Chief Customer Officer of CVS Health Corporation since January 2021 and Co-President of Retail since January 2022; Senior Vice President, Digital Sales and Chief Marketing Officer, IBM, a multinational technology corporation, from February 2016 through January 2021; Chief Executive Officer, Gilt Groupe, Inc., an online shopping destination, from 2013 through February 2016. Ms. Peluso is also a member of the board of directors of Nike, Inc., an athletic footwear and clothing manufacturer.

    Jonathan C. Roberts, age 66, Executive Vice President and Chief Operating Officer of CVS Health Corporation since March 2017; Executive Vice President of CVS Health Corporation and President of CVS Caremark from September 2012 through February 2017.

    Prem Shah, age 42, Executive Vice President and Chief Pharmacy Officer of CVS Health Corporation since November 2021 and Co-President of Retail since January 2022; Executive Vice President, Specialty and Product Innovation , CVS Caremark from August 2018 through November 2021; Vice President - Specialty Pharmacy, CVS Caremark from February 2013 through July 2018.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

CVS Health Corporation’s common stock is listed on the New York Stock Exchange under the symbol “CVS.”

Dividends

During 2021, 2020 and 2019, the quarterly cash dividend was $0.50 per share. In December 2021, the Board authorized a 10% increase in the quarterly cash dividend to $0.55 per share effective in 2022. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividends will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

See Note 12 ‘‘Shareholders’ Equity’’ included in Item 8 of this 10-K for information regarding CVS Health Corporation’s dividends.

Holders of Common Stock

As of February 2, 2022, there were 24,946 registered holders of the registrant’s common stock according to the records maintained by the registrant’s transfer agent.

Issuer Purchases of Equity Securities

The following share repurchase programs have been authorized by the Board:

In billions Authorization Date	Authorized	Remaining as of December 31, 2021
December 9, 2021 (“2021 Repurchase Program”)	$10.0	$10.0
November 2, 2016 (“2016 Repurchase Program”)	15.0	—

Each of the share Repurchase Programs was effective immediately. The 2016 Repurchase program was terminated effective December 9, 2021. The 2021 Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase (“ASR”) transactions, and/or other derivative transactions. The 2021 Repurchase Program can be modified or terminated by the Board at any time. During the three months ended December 31, 2021, the Company did not repurchase any shares of common stock.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $1.5 billion fixed dollar ASR with Barclays Bank PLC (“Barclays”). Upon payment of the $1.5 billion purchase price on January 4, 2022, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $1.5 billion notional amount of the ASR or approximately 11.6 million shares at a price of $103.34 per share, which were placed into treasury stock in January 2022. At the conclusion of the ASR, the Company may receive additional shares equal to the remaining 20% of the $1.5 billion notional amount. The ultimate number of shares the Company may receive will depend on the daily volume-weighted average price of the Company’s stock over an averaging period, less a discount. It is also possible, depending on such weighted average price, that the Company will have an obligation to Barclays which, at the Company’s option, could be settled in additional cash or by issuing shares. Under the terms of the ASR, the maximum number of shares that could be delivered to the Company is 29.0 million.

See Note 12 ‘‘Shareholders’ Equity’’ included in Item 8 of this 10-K for additional information regarding the Company’s share repurchases.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on CVS Health Corporation’s common stock (assuming reinvestment of dividends) with the cumulative total return on the S&P 500 Index, the S&P 500 Food and Staples Retailing Industry Group Index and the S&P 500 Healthcare Sector Group Index from December 31, 2016 through December 31, 2021. The graph assumes a $100 investment in shares of CVS Health Corporation’s common stock on December 31, 2016.

	December 31,
	2016	2017	2018	2019	2020	2021
CVS Health Corporation	$100	$94	$88	$103	$97	$151
S&P 500 (1)	100	122	116	153	181	233
S&P 500 Food & Staples Retailing Group Index (2)	100	113	115	146	170	213
S&P 500 Health Care Group Index (1) (3)	100	122	130	157	178	225
_____________________________________________
(1)Includes CVS Health Corporation.
(2)Includes five companies (COST, KR, SYY, WBA, WMT).
(3)Includes 64 companies.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (“MD&A”)

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K (this “10-K”), “Risk Factors” included in Item 1A of this 10-K and the “Cautionary Statement Concerning Forward-Looking Statements” in this 10-K.

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a diversified health solutions company united around a common purpose of helping people on their path to better health. In an increasingly connected and digital world, we are meeting people wherever they are and changing health care to meet their needs. The Company has more than 9,900 retail locations, nearly 1,200 walk-in medical clinics, a leading pharmacy benefits manager with approximately 110 million plan members with expanding specialty pharmacy solutions and a dedicated senior pharmacy care business serving more than one million patients per year. The Company also serves an estimated 35 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

The Company has four reportable segments: Health Care Benefits, Pharmacy Services, Retail/LTC and Corporate/Other, which are described below.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services, and health information technology products and services. The Health Care Benefits segment also provided workers’ compensation administrative services through its Coventry Health Care Workers’ Compensation business (“Workers’ Compensation business”) prior to the sale of this business on July 31, 2020. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” In addition, effective January 2022, the Company entered the individual public health insurance exchanges (“Public Exchanges”) in eight states through which it sells Insured plans directly to individual consumers.

Overview of the Pharmacy Services Segment

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, including plan design offerings and administration, formulary management, retail pharmacy network management services and mail order pharmacy. In addition, through the Pharmacy Services segment, the Company provides specialty pharmacy and infusion services, clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Pharmacy Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, plans offered on Public Exchanges and private health insurance exchanges, other sponsors of health benefit plans throughout the United States and Covered Entities. The Pharmacy Services segment operates retail specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies, compounding pharmacies and branches for infusion and enteral nutrition services.

Overview of the Retail/LTC Segment

The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, coronavirus disease 2019 (“COVID-19”) and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of December 31, 2021, the Retail/LTC segment operated more than 9,900 retail locations, nearly 1,200 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and onsite pharmacies. For the year ended December 31, 2021, the Company dispensed approximately 26.4% of the total retail pharmacy prescriptions in the United States.

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

COVID-19

The COVID-19 pandemic and its emerging new variants continue to impact the U.S. and other countries around the world. Our strong local presence and scale in communities across the country has enabled us to continue to play an indispensable role in the national response to COVID-19, as well as provide seamless support for our customers wherever they need us: in our CVS locations, in their homes, and virtually. The COVID-19 pandemic had a significant impact on the Company’s operating results for the years ended December 31, 2021 and 2020, primarily in the Company’s Health Care Benefits and Retail/LTC segments.

Health Care Benefits Segment

Beginning in mid-March 2020, the health system experienced a significant reduction in utilization of medical services (“utilization”) that is discretionary and the cancellation of elective medical procedures. Utilization remained below historical levels through April 2020, began to recover in May and June 2020 and reached more normal levels in the third and fourth quarters of 2020, with select geographies impacted by COVID-19 waves. In response to COVID-19, the Company provided expanded benefit coverage to its members, including cost-sharing waivers for COVID-19 related treatments, as well as assistance to members through premium credits, telehealth cost-sharing waivers and other investments. During 2020, COVID-19 also resulted in a shift in the Company’s medical membership. The Company experienced declines in Commercial membership due to reductions in workforce at our existing customers, substantially offset by increases in Medicaid membership primarily as a result of the suspension of eligibility redeterminations and increased unemployment.

During the year ended December 31, 2021, overall medical costs in the first quarter were generally consistent with historical baseline levels in the aggregate, however the segment experienced increased COVID-19 testing and treatment costs and lower Medicare risk-adjusted revenue. During the second quarter, COVID-19 testing and treatment costs persisted, however at levels significantly lower than those observed during the first quarter. Beginning in the third quarter of 2021, medical costs once again increased primarily driven by the spread of emerging new variants of COVID-19, which resulted in increased testing and treatment costs throughout the remainder of the year.

Retail/LTC Segment

During March 2020, the Company experienced increased prescription volume due to the greater use of 90-day prescriptions and early refills of maintenance medications, as well as increased front store volume as consumers prepared for the COVID-19 pandemic. Beginning in the second quarter and continuing throughout the remainder of the year, the Company experienced reduced customer traffic in its retail pharmacies and MinuteClinic locations due to shelter-in-place orders as well as reduced new therapy prescriptions and decreased long-term care prescription volume as a result of the COVID-19 pandemic. In addition, the Company incurred incremental operating expenses associated with the Company’s COVID-19 pandemic response efforts and waived fees associated with prescription home delivery and associated front store products. During 2020, the Company also played a key role in supporting the local communities in which it operates through the administration of diagnostic testing at its CVS Pharmacy® locations, as well as in long-term care facilities, at community-based testing sites in underserved areas and through its Return ReadySM solution. The Company also began administering COVID-19 vaccinations in long-term care facilities during December 2020.

During the first quarter of 2021, the Company experienced reduced customer traffic in its retail pharmacies, which reflected the impact of a weak cough, cold and flu season, while it administered the highest quarterly volume of COVID-19 diagnostic tests. The Company began administering COVID-19 vaccines in its retail pharmacies during February 2021. During the second quarter, the segment generated earnings from COVID-19 vaccines and saw improved customer traffic as vaccinated customers began more actively shopping in CVS locations. During the third and fourth quarters, emerging new variants drove the continued administration of COVID-19 vaccinations (including boosters) and diagnostic testing, while the segment also generated earnings from the sale of over-the-counter (“OTC”) test kits in the front store. During the year ended December 31, 2021, the Company administered more than 32 million COVID-19 tests and more than 59 million COVID-19 vaccines and sold more than 22 million OTC test kits.

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

Results of Operations

The following information summarizes the Company’s results of operations for 2021 compared to 2020. For discussion of the Company’s results of operations for 2020 compared to 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 16, 2021.

Summary of Consolidated Financial Results

				Change
	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
In millions	2021	2020	2019	$	%	$	%
Revenues:
Products	$203,738	$190,688	$185,236	$13,050	6.8%	$5,452	2.9%
Premiums	76,132	69,364	63,122	6,768	9.8%	6,242	9.9%
Services	11,042	7,856	7,407	3,186	40.6%	449	6.1%
Net investment income	1,199	798	1,011	401	50.3%	(213)	(21.1)%
Total revenues	292,111	268,706	256,776	23,405	8.7%	11,930	4.6%
Operating costs:
Cost of products sold	175,803	163,981	158,719	11,822	7.2%	5,262	3.3%
Benefit costs	64,260	55,679	52,529	8,581	15.4%	3,150	6.0%
Store impairments	1,358	—	231	1,358	100.0%	(231)	(100.0)%
Goodwill impairment	431	—	—	431	100.0%	—	—%
Operating expenses	37,066	35,135	33,310	1,931	5.5%	1,825	5.5%
Total operating costs	278,918	254,795	244,789	24,123	9.5%	10,006	4.1%
Operating income	13,193	13,911	11,987	(718)	(5.2)%	1,924	16.1%
Interest expense	2,503	2,907	3,035	(404)	(13.9)%	(128)	(4.2)%
Loss on early extinguishment of debt	452	1,440	79	(988)	(68.6)%	1,361	1,722.8%
Other income	(182)	(206)	(124)	24	11.7%	(82)	(66.1)%
Income before income tax provision	10,420	9,770	8,997	650	6.7%	773	8.6%
Income tax provision	2,522	2,569	2,366	(47)	(1.8)%	203	8.6%
Income from continuing operations	7,898	7,201	6,631	697	9.7%	570	8.6%
Loss from discontinued operations, net of tax	—	(9)	—	9	100.0%	(9)	(100.0)%
Net income	7,898	7,192	6,631	706	9.8%	561	8.5%
Net (income) loss attributable to noncontrolling interests	12	(13)	3	25	192.3%	(16)	(533.3)%
Net income attributable to CVS Health	$7,910	$7,179	$6,634	$731	10.2%	$545	8.2%

Commentary - 2021 compared to 2020

Revenues
•Total revenues increased $23.4 billion or 8.7% in 2021 compared to 2020. The increase in total revenues was primarily driven by growth across all segments.
•Please see “Segment Analysis” later in this MD&A for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $1.9 billion or 5.5% in 2021 compared to 2020. The increase in operating expenses was primarily due to incremental costs associated with growth in the business, including costs associated with the administration of COVID-19 vaccinations and diagnostic testing in the Retail/LTC segment. The increase in operating expenses was partially offset by the repeal of the non-deductible health insurer fee (“HIF”) for 2021 and gains from anti-trust legal settlements of $263 million recorded in 2021.

•Operating expenses as a percentage of total revenues decreased to 12.7% in 2021 compared to 13.1% in 2020. The decrease in operating expenses as a percentage of total revenues was primarily due to the increases in total revenues referred to above.
•Please see “Segment Analysis” later in this MD&A for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $718 million or 5.2% in 2021 compared to 2020. The decrease in operating income was primarily due to:
•A store impairment charge of approximately $1.4 billion recorded in the fourth quarter of 2021 related to planned retail store closures over the next three years;
•Decreased operating income in the Health Care Benefits segment, driven by higher COVID-19 related costs in 2021 compared to the prior year, including the impact of the deferral of elective procedures and other discretionary utilization in response to the COVID-19 pandemic during 2020, as well as the absence of pre-tax income of $307 million associated with the receipt of amounts owed to the Company under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) risk corridor program (“ACA risk corridor receipt”); and
•A $431 million goodwill impairment charge associated with the LTC business in the Retail/LTC segment recorded during the third quarter of 2021, partially offset by:
•Increased prescription and front store volume and the administration of COVID-19 vaccinations and diagnostic testing in the Retail/LTC segment;
•Improved purchasing economics and growth in specialty pharmacy in the Pharmacy Services segment;
•Gains from anti-trust legal settlements of $263 million recorded in 2021; and
•Lower acquisition-related integration costs in 2021 compared to the prior year.
•Please see “Segment Analysis” later in this MD&A for additional information about the operating income of the Company’s segments.

Interest expense
•Interest expense decreased $404 million in 2021 compared to 2020, due to lower debt in the year ended December 31, 2021. See “Liquidity and Capital Resources” later in this report for additional information.

Loss on early extinguishment of debt
•During 2021, the loss on early extinguishment of debt relates to the Company’s repayment of approximately $2.3 billion of its outstanding senior notes in December 2021 pursuant to its early redemption make-whole provision for such senior notes, which resulted in a loss on early extinguishment of debt of $89 million, and the repayment of approximately $2.0 billion of its outstanding senior notes pursuant to its tender offer for such notes in August 2021, which resulted in a loss on early extinguishment of debt of $363 million. During 2020, the loss on early extinguishment of debt relates to the Company’s repayment of $6.0 billion of its outstanding senior notes pursuant to its tender offers for such senior notes in August 2020, which resulted in a loss on early extinguishment of debt of $766 million, and the repayment of $4.5 billion of its outstanding senior notes pursuant to its tender offers for such senior notes in December 2020, which resulted in a loss on early extinguishment of debt of $674 million. See Note 8 ‘‘Borrowings and Credit Agreements’’ included in Item 8 of this 10-K for additional information.

Income tax provision
•The Company’s effective income tax rate decreased to 24.2% in 2021 compared to 26.3% in the prior year primarily due to the repeal of the non-deductible HIF for 2021 and the favorable impact of a prior year refund claim approved by the Internal Revenue Service during the fourth quarter of 2021. The decrease was partially offset by the absence of the favorable resolution of certain tax matters in the fourth quarter of 2020.

Loss from discontinued operations
•In connection with certain business dispositions completed between 1995 and 1997, the Company retained guarantees on store lease obligations for a number of former subsidiaries, including Linens ‘n Things and Bob’s Stores, each of which subsequently filed for bankruptcy. The Company’s loss from discontinued operations in 2020 primarily included lease-related costs required to satisfy these lease guarantees.

•See “Discontinued Operations” in Note 1 ‘‘Significant Accounting Policies’’ and “Lease Guarantees” in Note 16 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K for additional information about the Company’s discontinued operations and the Company’s lease guarantees, respectively.

Outlook for 2022

With respect to 2022, the Company believes you should consider the following important information:

•The Health Care Benefits segment is expected to benefit from Medicare and Commercial membership growth, partially offset by membership declines in its Medicaid products. The projected MBR is expected to decrease compared to 2021, reflecting a combination of expected improved pricing and a reduction in COVID-19 related medical costs. While the Company still expects a net negative impact from COVID-19 in 2022 within the Health Care Benefits segment, the expectation is the impact will be less adverse than what was experienced in 2021.
•The Pharmacy Services segment is expected to benefit from the Company’s ability to drive further improvements in purchasing economics and continued growth in specialty pharmacy, partially offset by continued price compression and state regulation of pharmacy pricing.
•The Retail/LTC segment is expected to continue to benefit from increased prescription volume and improved generic drug purchasing, partially offset by continued pharmacy reimbursement pressure and incremental operating expenses associated with the Company’s minimum wage investment. The Company expects that COVID-19 vaccinations and diagnostic testing will continue in 2022, albeit at lower levels than those experienced during 2021. The Company expects to see continued strength in Front Store sales, including sales of OTC test kits, in 2022. The extent of COVID-19 vaccinations, diagnostic testing and OTC test kit sales will be dependent upon various factors including vaccine hesitancy, the emergence of new variants, government testing initiatives and the availability and administration of pediatric and booster vaccinations.
•The Company is expected to benefit from the continuation of its enterprise-wide cost savings initiatives, which aim to reduce the Company’s operating cost structure in a way that improves the consumer experience and is sustainable. Key drivers include:
•Investments in digital, technology and analytics capabilities that will streamline processes and improve outcomes,
•Implementing workforce and workplace strategies, and
•Deploying vendor and procurement strategies.
•The Company expects changes to its business environment to continue as elected and other government officials at the national and state levels continue to propose and enact significant modifications to public policy and existing laws and regulations that govern or impact the Company’s businesses.
•The COVID-19 pandemic continues to impact the economies of the U.S. and other countries around the world. The Company believes COVID-19’s impact on its businesses, operating results, cash flows and/or financial condition primarily will be driven by the geographies impacted and the severity and duration of the pandemic, as well as the pandemic’s impact on the U.S. and global economies, global supply chain, consumer behavior, and health care utilization patterns. In addition, as described in the “Government Regulation” section of this Form 10-K, federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 and emerging new variants may not effectively combat the severity and/or duration of the COVID-19 pandemic, and have resulted in a myriad of impacts on the Company’s businesses. Those primary drivers are beyond the Company’s knowledge and control. As a result, the impact COVID-19 will have on the Company’s businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be adverse and material.

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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Pharmacy Services (1)	Retail/ LTC	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
2021
Total revenues	$82,186	$153,022	$100,105	$721	$(43,923)	$292,111
Adjusted operating income (loss)	5,012	6,859	7,623	(1,471)	(711)	17,312
2020
Total revenues	75,467	141,938	91,198	426	(40,323)	268,706
Adjusted operating income (loss)	6,188	5,688	6,146	(1,306)	(708)	16,008
2019
Total revenues	69,604	141,491	86,608	512	(41,439)	256,776
Adjusted operating income (loss)	5,202	5,129	6,705	(1,000)	(697)	15,339
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $11.6 billion, $10.9 billion and $11.5 billion of retail co-payments for 2021, 2020 and 2019, respectively. See Note 1 ‘‘Significant Accounting Policies’’ included in Item 8 of this 10-K for additional information about retail co-payments.
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

The following are reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income to segment adjusted operating income:

	Year Ended December 31, 2021
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$3,521	$6,667	$5,322	$(1,606)	$(711)	$13,193
Amortization of intangible assets (1)	1,552	192	512	3	—	2,259
Acquisition-related integration costs (2)	—	—	—	132	—	132
Store impairments (3)	—	—	1,358	—	—	1,358
Goodwill impairment (4)	—	—	431	—	—	431
Acquisition purchase price adjustment outside of measurement period (5)	(61)	—	—	—	—	(61)
Adjusted operating income (loss)	$5,012	$6,859	$7,623	$(1,471)	$(711)	$17,312

	Year Ended December 31, 2020
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$5,166	$5,454	$5,640	$(1,641)	$(708)	$13,911
Amortization of intangible assets (1)	1,598	234	506	3	—	2,341
Acquisition-related integration costs (2)	—	—	—	332	—	332
Gain on divestiture of subsidiary (6)	(269)	—	—	—	—	(269)
Receipt of fully reserved ACA risk corridor receivable (7)	(307)	—	—	—	—	(307)
Adjusted operating income (loss)	$6,188	$5,688	$6,146	$(1,306)	$(708)	$16,008

	Year Ended December 31, 2019
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$3,639	$4,735	$5,793	$(1,483)	$(697)	$11,987
Amortization of intangible assets (1)	1,563	394	476	3	—	2,436
Acquisition-related integration costs (2)	—	—	—	480	—	480
Store impairments (3)	—	—	231	—	—	231
Loss on divestiture of subsidiary (6)	—	—	205	—	—	205
Adjusted operating income (loss)	$5,202	$5,129	$6,705	$(1,000)	$(697)	$15,339
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
(2)In 2021, 2020 and 2019, acquisition-related integration costs relate to the Company’s acquisition (“Aetna Acquisition”) of Aetna Inc. (“Aetna”). The acquisition-related integration costs are reflected in the Company’s GAAP consolidated statements of operations in operating expenses within the Corporate/Other segment.
(3)During the year ended December 31, 2021, the store impairment charge relates to the write down of operating lease right-of-use assets and property and equipment in connection with the planned closure of approximately 900 retail stores between 2022 and 2024. During the year ended December 31, 2019, the store impairment charges related to the write down of operating lease right-of-use assets in connection with the planned closure of 68 underperforming retail pharmacy stores in 2019 and 2020. The store impairment charges are reflected in the Company’s GAAP consolidated statements of operations within the Retail/LTC segment.

(4)During the year ended December 31, 2021, the goodwill impairment charge relates to the LTC reporting unit within the Retail/LTC segment.
(5)In June 2021, the Company received $61 million related to a purchase price working capital adjustment for an acquisition completed during the first quarter of 2020. The resolution of this matter occurred subsequent to the acquisition accounting measurement period and is reflected in the Company’s GAAP consolidated statement of operations for the year ended December 31, 2021 as a reduction of operating expenses within the Health Care Benefits segment.
(6)In 2020, the gain on divestiture of subsidiary represents the pre-tax gain on the sale of the Workers’ Compensation business, which the Company sold on July 31, 2020 for approximately $850 million. The gain on divestiture is reflected as a reduction of operating expenses in the Company’s GAAP consolidated statement of operations within the Health Care Benefits segment. In 2019, the loss on divestiture of subsidiary represents the pre-tax loss on the sale of Onofre, which occurred on July 1, 2019. The loss on divestiture primarily relates to the elimination of the cumulative translation adjustment from accumulated other comprehensive income and is reflected in the Company’s GAAP consolidated statement of operations in operating expenses within the Retail/LTC segment.
(7)In 2020, the Company received $313 million owed to it under the ACA’s risk corridor program that was previously fully reserved for as payment was uncertain. After considering offsetting items such as the ACA’s minimum medical loss ratio (“MLR”) rebate requirements and premium taxes, the Company recognized pre-tax income of $307 million in the Company’s GAAP consolidated statement of operations within the Health Care Benefits segment.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
In millions, except percentages and basis points (“bps”)	2021	2020	2019	$	%	$	%
Revenues:
Premiums	$76,064	$69,301	$63,031	$6,763	9.8%	$6,270	9.9%
Services	5,536	5,683	5,974	(147)	(2.6)%	(291)	(4.9)%
Net investment income	586	483	599	103	21.3%	(116)	(19.4)%
Total revenues	82,186	75,467	69,604	6,719	8.9%	5,863	8.4%
Benefit costs	64,662	56,083	53,092	8,579	15.3%	2,991	5.6%
MBR (Benefit costs as a % of premium revenues)	85.0%	80.9%	84.2%	410	bps	(330)	bps
Operating expenses	$14,003	$14,218	$12,873	$(215)	(1.5)%	$1,345	10.4%
Operating expenses as a % of total revenues	17.0%	18.8%	18.5%
Operating income	$3,521	$5,166	$3,639	$(1,645)	(31.8)%	$1,527	42.0%
Operating income as a % of total revenues	4.3%	6.8%	5.2%
Adjusted operating income (1)	$5,012	$6,188	$5,202	$(1,176)	(19.0)%	$986	19.0%
Adjusted operating income as a % of total revenues	6.1%	8.2%	7.5%
Premium revenues (by business):
Government	$55,739	$48,928	$41,818	$6,811	13.9%	$7,110	17.0%
Commercial	20,325	20,373	21,213	(48)	(0.2)%	(840)	(4.0)%
_____________________________________________
(1)See “Segment Analysis” above in this MD&A for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Health Care Benefits segment, which represents the Company’s principal measure of segment performance.

Commentary - 2021 compared to 2020

Revenues
•Total revenues increased $6.7 billion, or 8.9%, to $82.2 billion in 2021 compared to 2020 primarily driven by growth in the Government Services business, partially offset by the unfavorable impact of the repeal of the HIF for 2021 and the absence of the ACA risk corridor receipt.

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
•The MBR increased from 80.9% to 85.0% in 2021 compared to the prior year. The increase was primarily driven by higher COVID-19 related costs in 2021 compared to the prior year, including the impact of the deferral of elective procedures and other discretionary utilization in response to the COVID-19 pandemic during 2020 and the repeal of the HIF for 2021, partially offset by improved underlying performance in the current year.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses decreased $215 million, or 1.5%, in 2021 compared to 2020. The decrease in operating expenses was primarily due to the repeal of the HIF for 2021, partially offset by incremental operating expenses to support the growth in the Government Services business described above and the net impact of the sale of the Workers’ Compensation business sold on July 31, 2020.

Adjusted operating income
•Adjusted operating income decreased $1.2 billion, or 19.0%, in 2021 compared to 2020. The decrease in adjusted operating income was primarily driven by higher COVID-19 related costs in 2021 compared to the prior year, including the impact of the deferral of elective procedures and other discretionary utilization in response to the COVID-19 pandemic during 2020. The decrease was partially offset by improved performance in the underlying Government Services business and higher favorable development of prior-years’ health care cost estimates in 2021 compared to the prior year.

The following table summarizes the Health Care Benefits segment’s medical membership as of December 31, 2021 and 2020:

	2021			2020
In thousands	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,258	13,530	16,788	3,258	13,644	16,902
Medicare Advantage	2,971	—	2,971	2,705	—	2,705
Medicare Supplement	1,285	—	1,285	1,082	—	1,082
Medicaid	2,333	471	2,804	2,100	623	2,723
Total medical membership	9,847	14,001	23,848	9,145	14,267	23,412

Supplemental membership information:
Medicare Prescription Drug Plan (standalone)			5,777			5,490

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
•Medical membership as of December 31, 2021 of 23.8 million increased 436,000 compared with December 31, 2020, primarily reflecting increases in Medicare and Medicaid products, partially offset by declines in Commercial self-insured membership.

Medicare Update
On January 15, 2021, the U.S. Centers for Medicare & Medicaid Services (“CMS”) issued its final notice detailing final 2022 Medicare Advantage benchmark payment rates. Final 2022 Medicare Advantage rates resulted in an increase in industry benchmark rates of approximately 4.1%.

The ACA ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of four or higher (out of five) to qualify for bonus payments. CMS released the Company’s 2022 star ratings in October 2021. The Company’s 2022 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2023. Based on the Company’s membership at December 31, 2021, 87% of the Company’s Medicare Advantage members were in plans with 2022 star ratings of at least 4.0 stars, compared to 83% of the Company’s Medicare Advantage members being in plans with 2021 star ratings of at least 4.0 stars based on the Company’s membership at December 31, 2020.

Pharmacy Services Segment

The following table summarizes the Pharmacy Services segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
In millions, except percentages	2021	2020	2019	$	%	$	%
Revenues:
Products	$151,851	$140,950	$140,946	$10,901	7.7%	$4	—%
Services	1,171	988	545	183	18.5%	443	81.3%
Total revenues	153,022	141,938	141,491	11,084	7.8%	447	0.3%
Cost of products sold	144,894	135,045	135,245	9,849	7.3%	(200)	(0.1)%
Operating expenses	1,461	1,439	1,511	22	1.5%	(72)	(4.8)%
Operating expenses as a % of total revenues	1.0%	1.0%	1.1%
Operating income	$6,667	$5,454	$4,735	$1,213	22.2%	$719	15.2%
Operating income as a % of total revenues	4.4%	3.8%	3.3%
Adjusted operating income (1)	$6,859	$5,688	$5,129	$1,171	20.6%	$559	10.9%
Adjusted operating income as a % of total revenues	4.5%	4.0%	3.6%
Revenues (by distribution channel):
Pharmacy network (2)	$91,715	$85,045	$88,755	$6,670	7.8%	$(3,710)	(4.2)%
Mail choice (3)	60,547	56,071	52,141	4,476	8.0%	3,930	7.5%
Other	760	822	595	(62)	(7.5)%	227	38.2%
Pharmacy claims processed: (4)
Total	2,244.7	2,112.9	2,014.2	131.8	6.2%	98.7	4.9%
Pharmacy network (2)	1,914.0	1,790.1	1,704.0	123.9	6.9%	86.1	5.1%
Mail choice (3)	330.7	322.8	310.2	7.9	2.4%	12.6	4.1%
Generic dispensing rate: (4)
Total	86.8%	88.2%	88.2%
Pharmacy network (2)	87.0%	88.7%	88.7%
Mail choice (3)	85.6%	85.3%	85.1%
_____________________________________________
(1)See “Segment Analysis” above in this MD&A for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Pharmacy Services segment, which represents the Company’s principal measure of segment performance.
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

Commentary - 2021 compared to 2020

Revenues
•Total revenues increased $11.1 billion, or 7.8%, to $153.0 billion in 2021 compared to 2020. The increase was primarily driven by increased pharmacy claims volume, growth in specialty pharmacy and brand inflation, partially offset by continued price compression.

Operating expenses
•Operating expenses in the Pharmacy Services segment include selling, general and administrative expenses; depreciation and amortization expense; and expenses related to specialty retail pharmacies, which include store and administrative payroll, employee benefits and occupancy costs.
•Operating expenses as a percentage of total revenues remained consistent at 1.0% in both 2021 and 2020.

Adjusted operating income
•Adjusted operating income increased $1.2 billion, or 20.6%, in 2021 compared to 2020. The increase in adjusted operating income was primarily driven by improved purchasing economics which reflected increased contributions from the products and services of the Company’s group purchasing organization and specialty pharmacy (including pharmacy and/or administrative services for providers and Covered Entities). These increases were partially offset by continued price compression.
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
•The Company’s pharmacy network claims processed on a 30-day equivalent basis increased 6.9% to 1.9 billion claims in 2021 compared to 1.8 billion claims in 2020. The increase in pharmacy network claims processed was primarily driven by net new business and COVID-19 vaccinations, as well as increased new therapy prescriptions, which were adversely impacted by the COVID-19 pandemic during 2020.
•The Company’s mail choice claims processed on a 30-day equivalent basis increased 2.4% to 330.7 million claims in 2021 compared to 322.8 million claims in 2020. The increase in mail choice claims was primarily driven by net new business and the continued adoption of Maintenance Choice offerings.
•Excluding the impact of COVID-19 vaccinations, total pharmacy claims processed increased 4.2%, on a 30-day equivalent basis, in 2021 compared to the prior year.

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
•The Pharmacy Services segment’s total generic dispensing rate decreased to 86.8% in 2021 compared to 88.2% in the prior year. The decrease in the segment’s generic dispensing rate was primarily driven by an increase in brand prescriptions, largely attributable to COVID-19 vaccinations in 2021. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate increased to 88.5% in 2021.

Retail/LTC Segment

The following table summarizes the Retail/LTC segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
In millions, except percentages	2021	2020	2019	$	%	$	%
Revenues:
Products	$95,652	$89,944	$85,729	$5,708	6.3%	$4,215	4.9%
Services	4,436	1,254	879	3,182	253.7%	375	42.7%
Net investment income	17	—	—	17	100.0%	—	—%
Total revenues	100,105	91,198	86,608	8,907	9.8%	4,590	5.3%
Cost of products sold	72,832	67,284	62,688	5,548	8.2%	4,596	7.3%
Store impairments	1,358	—	231	1,358	100.0%	(231)	(100.0)%
Goodwill impairment	431	—	—	431	100.0%	—	—%
Operating expenses	20,162	18,274	17,896	1,888	10.3%	378	2.1%
Operating expenses as a % of total revenues	20.1%	20.0%	20.7%
Operating income	$5,322	$5,640	$5,793	$(318)	(5.6)%	$(153)	(2.6)%
Operating income as a % of total revenues	5.3%	6.2%	6.7%
Adjusted operating income (1)	$7,623	$6,146	$6,705	$1,477	24.0%	$(559)	(8.3)%
Adjusted operating income as a % of total revenues	7.6%	6.7%	7.7%
Revenues (by major goods/service lines):
Pharmacy	$76,121	$70,176	$66,442	$5,945	8.5%	$3,734	5.6%
Front Store	21,315	19,655	19,422	1,660	8.4%	233	1.2%
Other	2,652	1,367	744	1,285	94.0%	623	83.7%
Net investment income	17	—	—	17	100.0%	—	—%
Prescriptions filled (2)	1,587.6	1,465.2	1,417.2	122.4	8.4%	48.0	3.4%
Same store sales increase: (3)
Total	8.9%	5.6%	3.7%
Pharmacy	9.3%	7.0%	4.5%
Front Store	7.6%	0.9%	1.1%
Prescription volume (2)	9.3%	4.7%	7.2%
Generic dispensing rate (2)	85.7%	88.3%	88.3%
_____________________________________________
(1)See “Segment Analysis” above in this MD&A for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Retail/LTC segment, which represents the Company’s principal measure of segment performance.
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

Commentary - 2021 compared to 2020

Revenues
•Total revenues increased $8.9 billion, or 9.8%, to $100.1 billion in 2021 compared to 2020. The increase was primarily driven by increased prescription and front store volume, the administration of COVID-19 vaccinations and diagnostic testing, as well as brand inflation. These increases were partially offset by continued pharmacy reimbursement pressure and the impact of recent generic introductions. COVID-19 vaccinations, diagnostic testing and OTC test kit sales contributed approximately 45% of the increase in the segment’s revenues in 2021 compared to the prior year. The prior year reflected the ongoing expansion of the Company’s diagnostic testing program which began in April 2020, an immaterial impact from COVID-19 vaccinations which began in December 2020 and no OTC test kit sales.
•Pharmacy same store sales increased 9.3% in 2021 compared to 2020. The increase was driven by the 9.3% increase in pharmacy same store prescription volume on a 30-day equivalent basis and brand inflation. These increases were partially offset by continued pharmacy reimbursement pressure and the impact of recent generic introductions.
•Front store same store sales increased 7.6% in 2021 compared to 2020. The increase was primarily due to strength in consumer health, including the sale of OTC test kits, as well as increased beauty and personal care sales in 2021.
•Other revenues increased 94.0% in 2021 compared to 2020. The increase was primarily due to increased COVID-19 diagnostic testing in 2021.

Store impairments
•During 2021, the Company recorded a store impairment charge of approximately $1.4 billion related to the write-down of operating lease right-of-use assets and property and equipment in connection with the planned closure of approximately 900 retail stores between 2022 and 2024. See Note 6 ‘‘Leases’’ included in Item 8 of this 10-K for additional information.

Goodwill impairment
•During 2021, the Company recorded a $431 million goodwill impairment charge related to the LTC reporting unit within the Retail/LTC segment. See Note 5 ‘‘Goodwill and Other Intangibles’’ included in Item 8 of this 10-K for additional information.

Operating expenses
•Operating expenses in the Retail/LTC segment include store payroll, store employee benefits, store occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.
•Operating expenses increased $1.9 billion, or 10.3%, in 2021 compared to 2020. The increase was primarily due to incremental costs associated with increased volume including COVID-19 vaccinations and diagnostic testing, as well as increased investments in the segment’s capabilities and colleague compensation and benefits. These increases were partially offset by gains from anti-trust legal settlements of $231 million recorded in 2021, the absence of incremental expenses associated with the Company’s initial COVID-19 pandemic mitigation efforts incurred in 2020 and the impact of cost savings initiatives in 2021.
•Operating expenses as a percentage of total revenues remained relatively consistent at 20.1% and 20.0% in 2021 and 2020, respectively.

Adjusted operating income
•Adjusted operating income increased $1.5 billion, or 24.0%, in 2021 compared to 2020. The increase in adjusted operating income was primarily driven by the administration of COVID-19 vaccinations and diagnostic testing, the increased prescription and front store volume described above, improved generic drug purchasing and gains from anti-trust legal settlements of $231 million recorded in 2021. These increases were partially offset by continued pharmacy reimbursement pressure and increased investments in the segment’s capabilities and colleague compensation and benefits.
•As you review the Retail/LTC segment’s performance in this area, you should consider the following important information about the business:
•The segment’s adjusted operating income benefited from the administration of COVID-19 vaccinations, diagnostic testing and OTC test kit sales which contributed approximately 30% of the segment’s adjusted operating income in 2021.
•The segment’s adjusted operating income has been adversely affected by the efforts of managed care organizations, PBMs and governmental and other third-party payors to reduce their prescription drug costs, including the use of restrictive networks, as well as changes in the mix of business within the pharmacy portion of the Retail/LTC segment. If the pharmacy reimbursement pressure accelerates, the segment may not be able to grow revenues, and its adjusted operating income could be adversely affected.
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
•Prescriptions filled increased 8.4%, on a 30-day equivalent basis, in 2021 compared to 2020 primarily driven by COVID-19 vaccinations and the continued adoption of patient care programs, as well as increased new therapy prescriptions, which were adversely impacted by the COVID-19 pandemic in 2020. Excluding the impact of COVID-19 vaccinations, prescriptions filled increased 4.3%, on a 30-day equivalent basis, in 2021 compared to the prior year.

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
•The Retail/LTC segment’s generic dispensing rate decreased to 85.7% in 2021 compared to 88.3% in the prior year. The decrease in the segment’s generic dispensing rate was primarily driven by an increase in brand prescriptions, largely attributable to COVID-19 vaccinations in 2021. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate increased to 89.0% in 2021.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
In millions, except percentages	2021	2020	2019	$	%	$	%
Revenues:
Premiums	$68	$63	$91	$5	7.9%	$(28)	(30.8)%
Services	57	48	9	9	18.8%	39	433.3%
Net investment income	596	315	412	281	89.2%	(97)	(23.5)%
Total revenues	721	426	512	295	69.2%	(86)	(16.8)%
Cost of products sold	37	—	—	37	100.0%	—	—%
Benefit costs	212	221	285	(9)	(4.1)%	(64)	(22.5)%
Operating expenses	2,078	1,846	1,710	232	12.6%	136	8.0%
Operating loss	(1,606)	(1,641)	(1,483)	35	2.1%	(158)	(10.7)%
Adjusted operating loss (1)	(1,471)	(1,306)	(1,000)	(165)	(12.6)%	(306)	(30.6)%
_____________________________________________
(1)See “Segment Analysis” above in this MD&A for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - 2021 compared to 2020

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues increased $295 million in 2021 compared to 2020. The increase was primarily driven by higher net investment income, primarily driven by private equity investments and increased net realized capital gains in 2021 compared to 2020.

Adjusted operating loss
•Adjusted operating loss increased $165 million in 2021 compared to 2020. The increase was primarily driven by higher employee benefit costs and incremental operating expenses associated with the Company’s investments in transformation, partially offset by the increase in net investment income in 2021 described above.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of December 31, 2021, the Company had approximately $9.4 billion in cash and cash equivalents, approximately $3.8 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash for the years ended December 31, 2021, 2020 and 2019 was as follows:

				Change
	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
In millions	2021	2020	2019	$	%	$	%
Net cash provided by operating activities	$18,265	$15,865	$12,848	$2,400	15.1%	$3,017	23.5%
Net cash used in investing activities	(5,261)	(5,534)	(3,339)	273	4.9%	(2,195)	(65.7)%
Net cash used in financing activities	(11,356)	(7,696)	(7,654)	(3,660)	(47.6)%	(42)	(0.5)%
Net increase in cash, cash equivalents and restricted cash	$1,648	$2,635	$1,855	$(987)	(37.5)%	$780	42.0%

Commentary - 2021 compared to 2020

•Net cash provided by operating activities increased by $2.4 billion in 2021 compared to 2020 due primarily to the timing of payments and higher operating income in the Retail/LTC segment. The increase was partially offset by reduced benefit costs due to the deferral of elective procedures and other discretionary utilization in the Health Care Benefits segment as a result of the COVID-19 pandemic, which favorably impacted operating cash flows in 2020 and did not recur during the current year.
•Net cash used in investing activities decreased by $273 million in 2021 compared to 2020 primarily due to increased proceeds from the sale and maturity of investments and a decrease in cash used for acquisitions, partially offset by the absence of $840 million in proceeds from the sale of the Workers’ Compensation business in 2020 and increased purchases of investments during 2021 compared to the prior year. In addition, cash used in investing activities reflected the following activity:
•Gross capital expenditures remained relatively consistent at approximately $2.5 billion and $2.4 billion in 2021 and 2020, respectively. During 2021, approximately 64% of the Company’s total capital expenditures were for technology, digital and other strategic initiatives and 36% were for store, fulfillment and support facilities expansion and improvements.
•Net cash used in financing activities increased to $11.4 billion in 2021 compared to $7.7 billion in 2020. The increase in cash used in finance activities primarily related to lower proceeds from the issuance of long-term debt, partially offset by lower repayments of long-term debt during 2021 compared to the prior year.

Included in net cash used in investing activities for the years ended December 31, 2021, 2020 and 2019 was the following store development activity: (1)

	2021	2020	2019
Total stores (beginning of year)	9,962	9,896	9,921
New and acquired stores (2)	58	156	102
Closed stores (2)	(81)	(90)	(127)
Total stores (end of year)	9,939	9,962	9,896
Relocated stores (2)	17	18	23
_____________________________________________
(1)Includes retail drugstores and pharmacies within retail chains, primarily in Target Corporation (“Target”) stores.

(2)Relocated stores are not included in new and acquired stores or closed stores totals.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of December 31, 2021 or 2020. In connection with its commercial paper program, the Company maintains a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 17, 2023, a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2024, and a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2026. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of December 31, 2021 and 2020, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston (“FHLBB”)
A subsidiary of the Company is a member of the FHLBB. As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of December 31, 2021 was approximately $995 million. At both December 31, 2021 and 2020, there were no outstanding advances from the FHLBB.

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

Early Extinguishments of Debt
In December 2021, the Company redeemed for cash the remaining $2.3 billion of its outstanding 3.7% senior notes due 2023. In connection with the early redemption of such senior notes, the Company paid a make-whole premium of $80 million in excess of the aggregate principal amount of the senior notes that were redeemed, wrote-off $8 million of unamortized deferred financing costs and incurred $1 million in fees, for a total loss on early extinguishment of debt of $89 million.

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

Debt Covenants

The Company’s back-up revolving credit facilities, unsecured senior notes and unsecured floating rate notes (see Note 8 ‘‘Borrowings and Credit Agreements’’ included in Item 8 of this 10-K) contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of December 31, 2021, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of December 31, 2021, the Company’s long-term debt was rated “Baa2” by Moody’s Investors Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Stable” by Moody’s and “Positive” by S&P. In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Programs

During the years ended December 31, 2021, 2020 and 2019, the Company did not repurchase any shares of common stock. See Note 12 ‘‘Shareholders’ Equity’’ included in Item 8 of this 10-K for additional information on the Company’s share repurchase program.

Quarterly Cash Dividend

During 2021, 2020 and 2019, the quarterly cash dividend was $0.50 per share. In December 2021, CVS Health Corporation’s Board of Directors (the “Board”) authorized a 10% increase in the quarterly cash dividend to $0.55 per share effective in 2022. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividends will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

Future Cash Requirements

The following table summarizes certain estimated future cash requirements under the Company’s various contractual obligations at December 31, 2021, in total and disaggregated into current and long-term obligations. The table below does not include future payments of claims to health care providers or pharmacies because certain terms of these payments are not determinable at December 31, 2021 (for example, the timing and volume of future services provided under fee-for-service arrangements and future membership levels for capitated arrangements).

In millions	Total	Current	Long-Term
Operating lease liabilities (1)	$26,070	$2,685	$23,385
Finance lease liabilities (1)	2,068	122	1,946
Contractual lease obligations with Target (2)	2,419	—	2,419
Long-term debt (3)	55,443	4,154	51,289
Interest payments on long-term debt (3)	31,668	2,196	29,472
Other long-term liabilities on the consolidated balance sheets (4)
Future policy benefits (5)	5,553	416	5,137
Unpaid claims (5)	1,589	324	1,265
Policyholders’ funds (5) (6)	1,761	1,266	495
Total	$126,571	$11,163	$115,408
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
(3)Refer to Note 8 ‘‘Borrowings and Credit Agreements’’ included in Item 8 of this 10-K for additional information regarding the maturities of debt principal. Interest payments on long-term debt are calculated using outstanding balances and interest rates in effect on December 31, 2021.
(4)Payments of other long-term liabilities exclude Separate Accounts liabilities of approximately $5.1 billion because these liabilities are supported by assets that are legally segregated and are not subject to claims that arise out of the Company’s business.
(5)Total payments of future policy benefits, unpaid claims and policyholders’ funds include $728 million, $1.6 billion and $186 million, respectively, of reserves for contracts subject to reinsurance. The Company expects the assuming reinsurance carrier to fund these obligations and has reflected these amounts as reinsurance recoverable assets on the consolidated balance sheets.
(6)Customer funds associated with group life and health contracts of approximately $3.0 billion have been excluded from the table above because such funds may be used primarily at the customer’s discretion to offset future premiums and/or for refunds, and the timing of the related cash flows cannot be determined. Additionally, net unrealized capital gains on debt securities supporting experience-rated products of $92 million, before tax, have been excluded from the table above.

Restrictions on Certain Payments

In addition to general state law restrictions on payments of dividends and other distributions to stockholders applicable to all corporations, health maintenance organizations (“HMOs”) and insurance companies are subject to further regulations that, among other things, may require those companies to maintain certain levels of equity (referred to as surplus) and restrict the amount of dividends and other distributions that may be paid to their equity holders. These regulations are not directly applicable to CVS Health Corporation as a holding company, since CVS Health Corporation is not an HMO or an insurance company. In addition, in connection with the Aetna Acquisition, the Company made certain undertakings that require prior regulatory approval of dividends by certain of its HMOs and insurance companies. The additional regulations and undertakings applicable to the Company’s HMO and insurance company subsidiaries are not expected to affect the Company’s ability to service the Company’s debt, meet other financing obligations or pay dividends, or the ability of any of the Company’s subsidiaries to service their debt or other financing obligations. Under applicable regulatory requirements and undertakings, at December 31, 2021, the maximum amount of dividends that may be paid by the Company’s insurance and HMO subsidiaries without prior approval by regulatory authorities was $2.9 billion in the aggregate.

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

At December 31, 2021 and 2020, the Company held investments of $450 million and $524 million, respectively, that are not accounted for as Separate Accounts assets but are legally segregated and are not subject to claims that arise out of the Company’s business. See Note 3 ‘‘Investments’’ included in Item 8 of this 10-K for additional information on investments related to the 2012 conversion of an existing group annuity contract from a participating to a non-participating contract.

Solvency Regulation

The National Association of Insurance Commissioners (the “NAIC”) utilizes risk-based capital (“RBC”) standards for insurance companies that are designed to identify weakly-capitalized companies by comparing each company’s adjusted surplus to its required surplus (the “RBC Ratio”). The RBC Ratio is designed to reflect the risk profile of insurance companies. Within certain ratio ranges, regulators have increasing authority to take action as the RBC Ratio decreases. There are four levels of regulatory action, ranging from requiring an insurer to submit a comprehensive financial plan for increasing its RBC to the state insurance commissioner to requiring the state insurance commissioner to place the insurer under regulatory control. At December 31, 2021, the RBC Ratio of each of the Company’s primary insurance subsidiaries was above the level that would require regulatory action. The RBC framework described above for insurers has been extended by the NAIC to health organizations, including HMOs. Although not all states had adopted these rules at December 31, 2021, at that date, each of the Company’s active HMOs had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules. External rating agencies use their own capital models and/or RBC standards when they determine a company’s rating.

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

Revenue Recognition

Health Care Benefits Segment
Health Care Benefits revenue is principally derived from insurance premiums and fees billed to customers. Revenue is recognized based on customer billings, which, in the Company’s Commercial business, reflect contracted rates per member and the number of covered members recorded in the Company’s records at the time the billings are prepared. Billings are generally sent monthly for coverage during the following month. Revenue related to the Company’s Government business is collected monthly from the U.S. federal government and various government agencies based on fixed payment rates and member eligibility.

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
•Revenues generated from prescription drugs sold by third party pharmacies in the Company’s retail pharmacy network and associated administrative fees are recognized at the Company’s point-of-sale, which is when the claim is adjudicated by the Company’s online claims processing system and the Company has transferred control of the prescription drug and completed all of its performance obligations.

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

During the years ended December 31, 2021 and 2020, the Company recorded yield-related impairment losses on debt securities of $42 million and $49 million, respectively. During the years ended December 31, 2021 and 2020, the Company did not record credit-related impairment losses on debt securities. During the year ended December 31, 2019, the Company recorded other-than-temporary impairment (“OTTI”) losses on debt securities of $24 million.

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

Vendor Allowances and Purchase Discounts

Vendor and manufacturer receivables were $10.6 billion and $9.8 billion as of December 31, 2021 and 2020, respectively, the majority of which relate to purchase discounts and vendor allowances as described below.

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

Retail/LTC Segment
Vendor allowances received by the Retail/LTC segment reduce the carrying cost of inventory and are recognized in cost of products sold when the related inventory is sold, unless they are specifically identified as a reimbursement of incremental costs for promotional programs and/or other services provided. Amounts that are directly linked to advertising commitments are recognized as a reduction of advertising expense (included in operating expenses) when the related advertising commitment is satisfied. Any such allowances received in excess of the actual cost incurred also reduce the carrying cost of inventory. The total value of any upfront payments received from vendors that are linked to purchase commitments is initially deferred. The deferred amounts are then amortized to reduce cost of products sold over the life of the contract based upon sales volume. The total value of any upfront payments received from vendors that are not linked to purchase commitments is also initially deferred. The deferred amounts are then amortized to reduce cost of products sold on a straight-line basis over the life of the related contract.

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

The total reserve for estimated inventory losses covered by this critical accounting policy was $522 million and $369 million as of December 31, 2021 and 2020, respectively. Although management believes there is sufficient current and historical information available to record reasonable estimates for estimated inventory losses, it is possible that actual results could differ. In order to help investors assess the aggregate risk, if any, associated with the inventory-related uncertainties discussed above, a ten percent (10%) pre-tax change in estimated inventory losses, which is a reasonably likely change, would increase or decrease the total reserve for estimated inventory losses by approximately $52 million as of December 31, 2021.

Although management believes that the estimates discussed above are reasonable and the related calculations conform to generally accepted accounting principles, actual results could differ from such estimates, and such differences could be material.

Right-of-Use Assets and Lease Liabilities

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date of the lease, renewal date of the lease or significant remodeling of the lease space based on the present value of the remaining future minimum lease payments. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, determined by class of underlying asset, to discount the lease payments. The operating lease right-of-use assets also include lease payments made before commencement and are reduced by lease incentives. The Company evaluates the recoverability of its right-of-use assets as described in “Long-Lived Asset Impairment” below.

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

Long-Lived Asset Impairment

Recoverability of Definite-Lived Assets
The Company evaluates the recoverability of long-lived assets, excluding goodwill and indefinite-lived intangible assets, which are tested for impairment using separate tests described below, whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. The Company groups and evaluates these long-lived assets for impairment at the lowest level at which individual cash flows can be identified. If indicators of impairment are present, the Company first compares the carrying amount of the asset group to the estimated future cash flows associated with the asset group (undiscounted). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group’s estimated future cash flows (discounted). If required, an impairment loss is recorded for the portion of the asset group’s carrying value that exceeds the asset group’s estimated future cash flows (discounted).

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

During the fourth quarter of 2021, the Company completed a strategic review of its retail business and announced the creation of new formats for its stores to continue to drive higher engagement with customers. As part of this review, the Company evaluated changes in population, consumer buying patterns and future health needs to ensure it has the right kinds of stores in the right locations for consumers and for the business. In connection with this initiative, on November 17, 2021, the Board of Directors of CVS Health Corporation (the “Board”) authorized the closing of approximately 900 stores over the next three years. The Company expects to close approximately 300 stores each year between 2022 and 2024. As a result, management determined that there were indicators of impairment with respect to the impacted stores’ asset groups, including the associated operating lease right-of-use assets and property and equipment. A long-lived asset impairment test was performed during the fourth quarter of 2021 and the results of the impairment test indicated that the fair value of certain retail store asset groups were lower than their respective carrying values. Accordingly, in the three months ended December 31, 2021, the Company recorded a store impairment charge of approximately $1.4 billion, consisting of a write down of approximately $1.1 billion related to operating lease right-of-use assets and $261 million related to property and equipment, within the Retail/LTC segment.

There were no material impairment charges recognized on long-lived assets in the year ended December 31, 2020. During the year ended December 31, 2019, the Company recorded store impairment charges of $231 million, primarily related to operating lease right-of-use asset impairment charges.

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

2021 Goodwill Impairment Test
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

As discussed in Note 5 ‘‘Goodwill and Other Intangibles’’ included in Item 8 of this 10-K, during 2021, the LTC reporting unit has continued to face challenges that have impacted the Company’s ability to grow the LTC reporting unit’s business at the rate estimated when its 2020 goodwill impairment test was performed. These challenges include lower net facility admissions, net long-term care facility customer losses and the prolonged adverse impact of the COVID-19 pandemic and the emerging new variants, which resulted in more significant declines in occupancy rates experienced by the Company’s long-term care facility customers than previously anticipated. During the third quarter of 2021, LTC management updated their 2021 annual forecast and submitted their long-term plan which showed deterioration in the financial results for the remainder of 2021 and beyond. The Company utilized these updated projections in performing its annual impairment test, which indicated that the fair value of the LTC reporting unit was lower than its carrying value, resulting in a $431 million goodwill impairment charge in the third quarter of 2021. The fair value of the LTC reporting unit was determined using a combination of a discounted cash flow method and a market multiple method. Subsequent to the impairment charge recorded in the third quarter of 2021, there is no remaining goodwill balance in the LTC reporting unit.

The Company has experienced declines in its Commercial Insured medical membership subsequent to the closing date of the Aetna Acquisition and may continue to do so for a number of reasons, including as a result of the competitive Commercial business environment. In addition, COVID-19 and the emerging new variants have had and may continue to have an adverse impact on medical membership in the Commercial business due to reductions in workforce at existing customers (including due to business failures) as well as reduced willingness to change benefit providers by prospective customers. The Company’s fair value estimate is sensitive to significant assumptions including changes in medical membership, revenue growth rate, operating income and the discount rate. Although the Company believes the financial projections used to determine the fair value of the Commercial Business reporting unit in the third quarter of 2021 were reasonable and achievable, the challenges described above may affect the Company’s ability to increase medical membership or operating income in the Commercial Business reporting unit at the rate estimated when such goodwill impairment test was performed and may continue to do so. As of December 31, 2021, the goodwill balance in the Commercial Business reporting unit was $26.5 billion.

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

The indefinite-lived intangible asset impairment loss calculation contains uncertainty since management must use judgment to estimate fair value based on the assumption that, in lieu of ownership of an intangible asset, the Company would be willing to pay a royalty in order to utilize the benefits of the asset. Fair value is estimated by discounting the hypothetical royalty payments to their present value over the estimated economic life of the asset. These estimates can be affected by a number of factors including general economic conditions, availability of market information and the profitability of the Company. There were no impairment losses recognized on indefinite-lived intangible assets in any of the years ended December 31, 2021, 2020 or 2019.

Health Care Costs Payable

At December 31, 2021 and 2020, 75% and 77% respectively, of health care costs payable are estimates of the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”). Health care costs payable also include an estimate of the cost of services that will continue to be rendered after the financial statement date if the Company is obligated to pay for such services in accordance with contractual or regulatory requirements. The remainder of health care costs payable is primarily comprised of pharmacy and capitation payables, other amounts due to providers pursuant to risk sharing agreements and accruals for state assessments. The Company develops its estimate of IBNR using actuarial principles and assumptions that consider numerous factors. See Note 1 ‘‘Significant Accounting Policies’’ included in Item 8 of this 10-K for additional information on the Company’s reserving methodology.

During 2021 and 2020, the Company observed an increase in completion factors relative to those assumed at the prior year end. After considering the claims paid in 2021 and 2020 with dates of service prior to the fourth quarter of the previous year, the Company observed assumed incurred claim weighted average completion factors that were 21 and 4 basis points higher, respectively, than previously estimated, resulting in a decrease of $207 million and $35 million in 2021 and 2020, respectively, in health care costs payable that related to the prior year. The Company has considered the pattern of changes in its completion factors when determining the completion factors used in its estimates of IBNR as of December 31, 2021. However, based on historical claim experience, it is reasonably possible that the Company’s estimated weighted average completion factors may vary by plus or minus 13 basis points from the Company’s assumed rates, which could impact health care costs payable by approximately plus or minus $186 million pretax.

Also during 2021 and 2020, the Company observed that health care costs for claims with claim incurred dates of three months or less before the financial statement date were lower than previously estimated. Specifically, after considering the claims paid in 2021 and 2020 with claim incurred dates for the fourth quarter of the previous year, the Company observed health care costs that were 5.0% and 4.0% lower, respectively, for each fourth quarter than previously estimated, resulting in a reduction of $581 million and $394 million in 2021 and 2020, respectively, in health care costs payable that related to prior year.

Management considers historical health care cost trend rates together with its knowledge of recent events that may impact current trends when developing estimates of current health care cost trend rates. When establishing reserves as of December 31, 2021, the Company increased its assumed health care cost trend rates for the most recent three months by 1.8% from health care cost trend rates recently observed. Health care cost trend rates during the past two years have been impacted by utilization changes driven by the COVID-19 pandemic. The impact has not been uniform, with products and select geographies experiencing utilization impacts due to COVID-19 waves. Based on historical claim experience, it is reasonably possible that the Company’s estimated health care cost trend rates may vary by plus or minus 3.5% from the assumed rates, which could impact health care costs payable by plus or minus $450 million pretax.

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

Investments
The Company’s investment portfolio supported the following products at December 31, 2021 and 2020:

In millions	2021	2020
Experience-rated products	$957	$1,037
Remaining products	25,185	22,775
Total investments	$26,142	$23,812

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

The debt securities in the Company’s investment portfolio had an average credit quality rating of A at both December 31, 2021 and 2020, with a fair value of approximately $6.7 billion and $6.3 billion rated AAA at December 31, 2021 and 2020, respectively. The fair value of debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) was $2.3 billion and $1.9 billion at December 31, 2021 and 2020, respectively (of which 2% at both December 31, 2021 and 2020 supported experience-rated products).

At December 31, 2021 and 2020, the Company held $305 million and $321 million, respectively, of municipal debt securities that were guaranteed by third parties, representing 1% of total investments at both December 31, 2021 and 2020. These securities had an average credit quality rating of AA at both December 31, 2021 and 2020 with the guarantee. These securities had an average credit quality rating of A at both December 31, 2021 and 2020, respectively, without the guarantee. The Company does not have any significant concentration of investments with third party guarantors (either direct or indirect).

The Company generally classifies debt securities as available for sale, and carries them at fair value on the consolidated balance sheets. At both December 31, 2021 and 2020, less than 1% of debt securities were valued using inputs that reflect the Company’s assumptions (categorized as Level 3 inputs in accordance with accounting principles generally accepted in the United States of America). See Note 4 ‘‘Fair Value’’ included in Item 8 of this 10-K for additional information on the methodologies and key assumptions used to determine the fair value of investments. For additional information related to investments, see Note 3 ‘‘Investments’’ included in Item 8 of this 10-K.

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

On a quarterly basis, the Company reviews the impact of hypothetical net losses in its investment portfolio on the Company’s consolidated near-term financial condition, operating results and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices. Interest rate changes (whether resulting from changes in treasury yields or credit spreads or other factors) represent the most material risk exposure category for the Company. The Company has estimated the impact on the fair value of market sensitive instruments based on the net present value of cash flows using a representative set of likely future interest rate scenarios. The assumptions used were as follows: an immediate increase of 100 basis points in interest rates (which the Company believes represents a moderately adverse scenario) for long-term debt issued by the Company, as well as its interest rate sensitive investments and an immediate decrease of 15% in prices for publicly traded domestic equity securities in the Company’s investment portfolio.

Assuming an immediate increase of 100 basis points in interest rates, the theoretical decline in the fair values of market sensitive instruments at December 31, 2021 is as follows:

•The fair value of long-term debt issued by the Company would decline by approximately $4.6 billion ($5.8 billion pretax). Changes in the fair value of long-term debt do not impact the Company’s operating results or financial condition.
•The theoretical reduction in the fair value of interest rate sensitive investments partially offset by the theoretical reduction in the fair value of interest rate sensitive liabilities would result in a net decline in fair value of approximately $680 million ($860 million pretax) related to continuing non-experience-rated products. Reductions in the fair value of investment securities would be reflected as an unrealized loss in equity, as the Company classifies these debt securities as available for sale. The Company does not record liabilities at fair value.

If the value of the Company’s publicly traded domestic equity securities held within its investment portfolio were to decline by 15%, this would result in a net decline in fair value of $14 million ($18 million pretax).

Based on overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect consolidated near-term financial condition, operating results or cash flows as of December 31, 2021.

Evaluation of Foreign Currency and Commodity Risk

At December 31, 2021 and 2020, the Company did not have any material foreign currency exchange rate or commodity derivative instruments in place and believes its exposure to foreign currency exchange rate risk is not material.

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

The Company and its vendors have experienced diverse cyber attacks and expect to continue to experience cyber attacks going forward. As examples, the Company and its vendors have experienced attempts to gain access to systems, denial of service attacks, attempted malware infections, account takeovers, scanning activity and phishing emails. Attacks can originate from external criminals, terrorists, nation states or internal actors. The Company is dedicating and will continue to dedicate significant resources and incur significant expenses to maintain and update on an ongoing basis the systems and processes that are designed to mitigate the information security risks it faces and protect the security of its computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, disrupt or degrade service or cause other damage. The impact of cyber attacks has not been material to the Company’s operations or operating results through December 31, 2021. The Board and its Audit Committee and Nominating and Corporate Governance Committee are regularly informed regarding the Company’s information security policies, practices and status.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Consolidated Statements of Operations

	For the Years Ended December 31,
In millions, except per share amounts	2021	2020	2019
Revenues:
Products	$203,738	$190,688	$185,236
Premiums	76,132	69,364	63,122
Services	11,042	7,856	7,407
Net investment income	1,199	798	1,011
Total revenues	292,111	268,706	256,776
Operating costs:
Cost of products sold	175,803	163,981	158,719
Benefit costs	64,260	55,679	52,529
Store impairments	1,358	—	231
Goodwill impairment	431	—	—
Operating expenses	37,066	35,135	33,310
Total operating costs	278,918	254,795	244,789
Operating income	13,193	13,911	11,987
Interest expense	2,503	2,907	3,035
Loss on early extinguishment of debt	452	1,440	79
Other income	(182)	(206)	(124)
Income before income tax provision	10,420	9,770	8,997
Income tax provision	2,522	2,569	2,366
Income from continuing operations	7,898	7,201	6,631
Loss from discontinued operations, net of tax	—	(9)	—
Net income	7,898	7,192	6,631
Net (income) loss attributable to noncontrolling interests	12	(13)	3
Net income attributable to CVS Health	$7,910	$7,179	$6,634

Basic earnings per share:
Income from continuing operations attributable to CVS Health	$6.00	$5.49	$5.10
Loss from discontinued operations attributable to CVS Health	$—	$(0.01)	$—
Net income attributable to CVS Health	$6.00	$5.48	$5.10
Weighted average basic shares outstanding	1,319	1,309	1,301
Diluted earnings per share:
Income from continuing operations attributable to CVS Health	$5.95	$5.47	$5.08
Loss from discontinued operations attributable to CVS Health	$—	$(0.01)	$—
Net income attributable to CVS Health	$5.95	$5.46	$5.08
Weighted average diluted shares outstanding	1,329	1,314	1,305
Dividends declared per share	$2.00	$2.00	$2.00

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
In millions	2021	2020	2019
Net income	$7,898	$7,192	$6,631
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)	(436)	440	677
Foreign currency translation adjustments	(7)	3	162
Net cash flow hedges	(26)	(31)	(33)
Pension and other postretirement benefits	20	(17)	111
Other comprehensive income (loss)	(449)	395	917
Comprehensive income	7,449	7,587	7,548
Comprehensive (income) loss attributable to noncontrolling interests	12	(13)	3
Comprehensive income attributable to CVS Health	$7,461	$7,574	$7,551

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Balance Sheets

	At December 31,
In millions, except per share amounts	2021	2020
Assets:
Cash and cash equivalents	$9,408	$7,854
Investments	3,117	3,000
Accounts receivable, net	24,431	21,742
Inventories	17,760	18,496
Other current assets	5,292	5,277
Total current assets	60,008	56,369
Long-term investments	23,025	20,812
Property and equipment, net	12,896	12,606
Operating lease right-of-use assets	19,122	20,729
Goodwill	79,121	79,552
Intangible assets, net	29,026	31,142
Separate accounts assets	5,087	4,881
Other assets	4,714	4,624
Total assets	$232,999	$230,715

Liabilities:
Accounts payable	$12,544	$11,138
Pharmacy claims and discounts payable	17,330	15,795
Health care costs payable	8,808	7,936
Policyholders’ funds	4,301	4,270
Accrued expenses	17,670	14,243
Other insurance liabilities	1,303	1,557
Current portion of operating lease liabilities	1,646	1,638
Current portion of long-term debt	4,205	5,440
Total current liabilities	67,807	62,017
Long-term operating lease liabilities	18,177	18,757
Long-term debt	51,971	59,207
Deferred income taxes	6,270	6,794
Separate accounts liabilities	5,087	4,881
Other long-term insurance liabilities	6,402	7,007
Other long-term liabilities	1,904	2,351
Total liabilities	157,618	161,014
Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,744 shares issued and 1,322 shares outstanding at December 31, 2021 and 1,733 shares issued and 1,310 shares outstanding at December 31, 2020 and capital surplus	47,377	46,513
Treasury stock, at cost: 422 and 423 shares at December 31, 2021 and 2020	(28,173)	(28,178)
Retained earnings	54,906	49,640
Accumulated other comprehensive income	965	1,414
Total CVS Health shareholders’ equity	75,075	69,389
Noncontrolling interests	306	312
Total shareholders’ equity	75,381	69,701
Total liabilities and shareholders’ equity	$232,999	$230,715

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
In millions	2021	2020	2019
Cash flows from operating activities:
Cash receipts from customers	$284,219	$264,327	$248,393
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(165,783)	(158,636)	(149,655)
Insurance benefits paid	(63,598)	(55,124)	(52,242)
Cash paid to other suppliers and employees	(31,652)	(29,763)	(28,932)
Interest and investment income received	743	894	955
Interest paid	(2,469)	(2,904)	(2,954)
Income taxes paid	(3,195)	(2,929)	(2,717)
Net cash provided by operating activities	18,265	15,865	12,848

Cash flows from investing activities:
Proceeds from sales and maturities of investments	7,246	6,467	7,049
Purchases of investments	(9,963)	(9,639)	(7,534)
Purchases of property and equipment	(2,520)	(2,437)	(2,457)
Proceeds from sale-leaseback transactions	—	101	5
Acquisitions (net of cash acquired)	(146)	(866)	(444)
Proceeds from sale of subsidiary	—	840	—
Other	122	—	42
Net cash used in investing activities	(5,261)	(5,534)	(3,339)

Cash flows from financing activities:
Net repayments of short-term debt	—	—	(720)
Proceeds from issuance of long-term debt	987	9,958	3,736
Repayments of long-term debt	(10,254)	(15,631)	(8,336)
Derivative settlements	—	(7)	(25)
Dividends paid	(2,625)	(2,624)	(2,603)
Proceeds from exercise of stock options	549	264	210
Payments for taxes related to net share settlement of equity awards	(168)	(88)	(112)
Other	155	432	196
Net cash used in financing activities	(11,356)	(7,696)	(7,654)
Net increase in cash, cash equivalents and restricted cash	1,648	2,635	1,855
Cash, cash equivalents and restricted cash at the beginning of the period	11,043	8,408	6,553
Cash, cash equivalents and restricted cash at the end of the period	$12,691	$11,043	$8,408

Index to Consolidated Financial Statements

	For the Years Ended December 31,
In millions	2021	2020	2019
Reconciliation of net income to net cash provided by operating activities:
Net income	$7,898	$7,192	$6,631
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,512	4,441	4,371
Store impairments	1,358	—	231
Goodwill impairment	431	—	—
Stock-based compensation	484	400	453
(Gain) loss on sale of subsidiaries	—	(269)	205
Loss on early extinguishment of debt	452	1,440	79
Deferred income taxes	(428)	(570)	(654)
Other noncash items	(390)	72	33
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,703)	(1,510)	(2,158)
Inventories	735	(973)	(1,075)
Other assets	(3)	364	(614)
Accounts payable and pharmacy claims and discounts payable	2,898	2,769	3,550
Health care costs payable and other insurance liabilities	169	(231)	320
Other liabilities	2,852	2,740	1,476
Net cash provided by operating activities	$18,265	$15,865	$12,848

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)			Accumulated Other Comprehensive Income	Total CVS Health Shareholders’ Equity		Total Shareholders’ Equity
In millions	Common Shares	Treasury Shares (1)		Treasury Stock (1)	Retained Earnings			Noncontrolling Interests
Balance at December 31, 2018	1,720	(425)	$45,440	$(28,228)	$40,911	$102	$58,225	$318	$58,543
Adoption of new accounting standards (3)	—	—	—	—	178	—	178	—	178
Net income	—	—	—	—	6,634	—	6,634	(3)	6,631
Other comprehensive income (Note 13)	—	—	—	—	—	917	917	—	917
Stock option activity, stock awards and other	7	2	532	—	—	—	532	—	532
Purchase of treasury shares, net of ESPP issuances	—	(2)	—	(7)	—	—	(7)	—	(7)
Common stock dividends	—	—	—	—	(2,615)	—	(2,615)	—	(2,615)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(9)	(9)
Balance at December 31, 2019	1,727	(425)	45,972	(28,235)	45,108	1,019	63,864	306	64,170
Adoption of new accounting standard (4)	—	—	—	—	(3)	—	(3)	—	(3)
Net income	—	—	—	—	7,179	—	7,179	13	7,192
Other comprehensive income (Note 13)	—	—	—	—	—	395	395	—	395
Stock option activity, stock awards and other	6	—	541	—	—	—	541	—	541
ESPP issuances, net of purchase of treasury shares	—	2	—	57	—	—	57	—	57
Common stock dividends	—	—	—	—	(2,644)	—	(2,644)	—	(2,644)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(7)	(7)
Balance at December 31, 2020	1,733	(423)	46,513	(28,178)	49,640	1,414	69,389	312	69,701
Net income	—	—	—	—	7,910	—	7,910	(12)	7,898
Other comprehensive loss (Note 13)	—	—	—	—	—	(449)	(449)	—	(449)
Stock option activity, stock awards and other	11	—	864	—	—	—	864	—	864
ESPP issuances, net of purchase of treasury shares	—	1	—	5	—	—	5	—	5
Common stock dividends	—	—	—	—	(2,644)	—	(2,644)	—	(2,644)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	6	6
Balance at December 31, 2021	1,744	(422)	$47,377	$(28,173)	$54,906	$965	$75,075	$306	$75,381
_____________________________________________
(1)Treasury shares include 1 million shares held in trust for each of the years ended December 31, 2021, 2020 and 2019. Treasury stock includes $29 million related to shares held in trust for each of the years ended December 31, 2021, 2020 and 2019. See Note 1 ‘‘Significant Accounting Policies’’ for additional information.
(2)Common stock and capital surplus includes the par value of common stock of $17 million as of December 31, 2021, 2020 and 2019.
(3)Reflects the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which resulted in an increase to retained earnings of $178 million during the year ended December 31, 2019.
(4)Reflects the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which resulted in a reduction to retained earnings of $3 million during the year ended December 31, 2020.

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.Significant Accounting Policies

Description of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health” or the “Company”), has more than 9,900 retail locations, nearly 1,200 walk-in medical clinics, a leading pharmacy benefits manager with approximately 110 million plan members with expanding specialty pharmacy solutions and a dedicated senior pharmacy care business serving more than one million patients per year. The Company also serves an estimated 35 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

The coronavirus disease 2019 (“COVID-19”) and its emerging new variants continue to impact the economies of the U.S. and other countries around the world. The impact of COVID-19 on the Company’s businesses, operating results, cash flows and financial condition in the years ended December 31, 2021 and 2020, as well as information regarding certain expected impacts of COVID-19 on the Company, is discussed throughout this Annual Report on Form 10-K.

The Company has four reportable segments: Health Care Benefits, Pharmacy Services, Retail/LTC and Corporate/Other, which are described below.

Health Care Benefits Segment
The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services and health information technology products and services. The Health Care Benefits segment also provided workers’ compensation administrative services through its Coventry Health Care Workers’ Compensation business (“Workers’ Compensation business”) prior to the sale of this business on July 31, 2020. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” In addition, effective January 2022, the Company entered the individual public health insurance exchanges (“Public Exchanges”) in eight states through which it sells Insured plans directly to individual consumers.

Pharmacy Services Segment
The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, including plan design offerings and administration, formulary management, retail pharmacy network management services and mail order pharmacy. In addition, through the Pharmacy Services segment, the Company provides specialty pharmacy and infusion services, clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Pharmacy Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, plans offered on Public Exchanges and private health insurance exchanges, other sponsors of health benefit plans throughout the United States and Covered Entities. The Pharmacy Services segment operates retail specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies, compounding pharmacies and branches for infusion and enteral nutrition services.

Retail/LTC Segment
The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, COVID-19 and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of December 31, 2021, the Retail/LTC segment operated more than 9,900 retail locations, nearly 1,200 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies.

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

Restricted Cash

Restricted cash (included in other current assets) represents funds held on behalf of members, including health savings account (“HSA”) funds associated with high deductible health plans. Beginning in 2021, the Company began presenting these funds held on behalf of members in restricted cash and, for statement of cash flow purposes, retrospectively adjusted the 2020 and 2019 balances by the amounts shown in the table below in the line item “restricted cash (included in other current assets)” to conform with the current year presentation. Restricted cash (included in other assets) represents amounts held in a trust in one of the Company’s captive insurance companies to satisfy collateral requirements associated with the assignment of certain insurance policies. All restricted cash is invested in time deposits, money market funds or commercial paper.

The following is a reconciliation of cash and cash equivalents on the consolidated balance sheets to total cash, cash equivalents and restricted cash on the consolidated statements of cash flows as of December 31, 2021, 2020 and 2019:

In millions	2021	2020	2019
Cash and cash equivalents	$9,408	$7,854	$5,683
Restricted cash (included in other current assets)	3,065	2,913	2,454
Restricted cash (included in other assets)	218	276	271
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$12,691	$11,043	$8,408

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

If a debt security is in an unrealized loss position and the Company has the intent to sell the security, or it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis, the amortized cost basis of the security is written down to its fair value and the difference is recognized in net income. If a debt security is in an unrealized loss position and the Company does not have the intent to sell and it is more likely than not that the Company will not have to sell such security before recovery of its amortized cost basis, the Company bifurcates the impairment into credit-related and non-credit related components. In evaluating whether a credit related loss exists, the Company considers a variety of factors including: the extent to which the fair value is less than the amortized cost basis; adverse conditions specifically related to the issuer of a security, an industry or geographic area; the payment structure of the security; the failure of the issuer of the security to make scheduled interest or principal payments; and any changes to the rating of the security by a rating agency. The amount of the credit-related component is recorded as an allowance for credit losses and recognized in net income, and the amount of the non-credit related component is included in other comprehensive income. Interest is not accrued on debt securities when management believes the collection of interest is unlikely.

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
•Investment real estate, which is carried on the consolidated balance sheets at depreciated cost, including capital additions, net of write-downs for other-than-temporary declines in fair value. Depreciation is calculated using the straight-line method based on the estimated useful life of each asset. If any real estate investment is considered held-for-sale, it is carried at the lower of its carrying value or fair value less estimated selling costs. The Company generally estimates fair value using net operating income and applying a capitalization rate in conjunction with comparable sales information. At the time of the sale, the difference between the sales price and the carrying value is recorded as a realized capital gain or loss.
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

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net is composed of the following at December 31, 2021 and 2020:

In millions	2021	2020
Trade receivables	$7,932	$7,101
Vendor and manufacturer receivables	10,573	9,815
Premium receivables	2,537	2,628
Other receivables	3,389	2,198
Total accounts receivable, net	$24,431	$21,742

The Company’s allowance for credit losses was $339 million and $358 million as of December 31, 2021 and 2020, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

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

Reinsurance Recoverables

The Company utilizes reinsurance agreements primarily to: (a) reduce required capital and (b) facilitate the acquisition or disposition of certain insurance contracts. Ceded reinsurance agreements permit the Company to recover a portion of its losses from reinsurers, although they do not discharge the Company’s primary liability as the direct insurer of the risks reinsured. Failure of reinsurers to indemnify the Company could result in losses; however, the Company does not expect charges for unrecoverable reinsurance to have a material effect on its consolidated operating results or financial condition. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of its reinsurers. At December 31, 2021, the Company’s reinsurance recoverables consisted primarily of amounts due from third parties that are rated consistent with companies that are considered to have the ability to meet their obligations. Reinsurance recoverables are recorded as other current assets or other assets on the consolidated balance sheets.

Health Care Contract Acquisition Costs

Insurance products included in the Health Care Benefits segment are cancellable by either the customer or the member monthly upon written notice. Acquisition costs related to prepaid health care and health indemnity contracts are generally expensed as incurred. Acquisition costs for certain long-duration insurance contracts are deferred and are recorded as other current assets or other assets on the consolidated balance sheets and are amortized over the estimated life of the contracts. The amortization of deferred acquisition costs is recorded in operating expenses in the consolidated statements of operations. At December 31, 2021 and 2020, the balance of deferred acquisition costs was $895 million and $546 million, respectively, comprised primarily of commissions paid on Medicare Supplement products within the Health Care Benefits segment.

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

Property and equipment consists of the following at December 31, 2021 and 2020:

In millions	2021	2020
Land	$2,038	$2,134
Building and improvements	4,225	3,950
Fixtures and equipment	13,619	13,125
Leasehold improvements	6,242	6,077
Software	7,426	6,020
Total property and equipment	33,550	31,306
Accumulated depreciation and amortization	(20,654)	(18,700)
Property and equipment, net	$12,896	$12,606

Depreciation expense (which includes the amortization of property and equipment under finance or capital leases) totaled $2.3 billion, $2.1 billion and $1.9 billion for the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2021, the Company recorded an impairment on property and equipment of $261 million in connection with the planned closure of certain retail stores. See Note 6 ‘‘Leases’’ for additional information about this impairment charge as well as the Company’s finance leases.

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

Goodwill

The Company accounts for business combinations using the acquisition method of accounting, which requires the excess cost of an acquisition over the fair value of net assets acquired and identifiable intangible assets to be recorded as goodwill. Goodwill is not amortized, but is subject to impairment reviews annually, or more frequently if necessary, as further described in “Long-Lived Asset Impairment” below. See Note 5 ‘‘Goodwill and Other Intangibles’’ for additional information about goodwill.

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

Long-Lived Asset Impairment

The Company evaluates the recoverability of long-lived assets, excluding goodwill and indefinite-lived intangible assets, which are tested for impairment using separate tests described below, whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable. The Company groups and evaluates these long-lived assets for impairment at the lowest level at which individual cash flows can be identified. If indicators of impairment are present, the Company first compares the carrying amount of the asset group to the estimated future cash flows associated with the asset group (undiscounted). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group’s estimated future cash flows (discounted). If required, an impairment loss is recorded for the portion of the asset group’s carrying value that exceeds the asset group’s estimated future cash flows (discounted). During the year ended December 31, 2021, the Company recorded a store impairment charge of approximately $1.4 billion primarily related to the write down of operating lease right-of-use assets and property and equipment in connection with the planned closure of approximately 900 retail stores between 2022 and 2024. There were no material impairment charges recognized on long-lived assets in the year ended 2020. During the year ended December 31, 2019 the Company recorded a store impairment charge of $231 million primarily related to operating lease right-of-use assets. See Note 6 ‘‘Leases’’ for additional information about the right-of-use asset impairment charges.

When evaluating goodwill for potential impairment, the Company compares the fair value of its reporting units to their respective carrying amounts. The Company estimates the fair value of its reporting units using a combination of a discounted cash flow method and a market multiple method. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. During the third quarter of 2021, the Company performed its required annual impairment tests of goodwill, the results of which indicated an impairment of the goodwill associated with the LTC reporting unit. Accordingly, during the third quarter of 2021, the Company recorded a $431 million goodwill impairment charge. The results of the impairment tests indicated that there was no impairment of goodwill of the remaining reporting units as of the testing date or during the year ended December 31, 2021. During the third quarter of both 2020 and 2019, the Company performed its required annual goodwill impairment tests and concluded there were no goodwill impairments as of the testing dates or during the years ended December 31, 2020 and 2019. See Note 5 ‘‘Goodwill and Other Intangibles’’ for additional information about the goodwill impairment charge recorded during the year ended December 31, 2021.

Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to its carrying value. The Company estimates the fair value of its indefinite-lived trademarks using the relief from royalty method under the income approach. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. There were no impairment losses recognized on indefinite-lived intangible assets in any of the years ended December 31, 2021, 2020 or 2019.

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

The Company develops its estimate of IBNR using actuarial principles and assumptions that consider numerous factors. Of those factors, the Company considers the analysis of historical and projected claim payment patterns (including claims submission and processing patterns) and the assumed health care cost trend rate (the year-over-year change in per member per month health care costs) to be the most critical assumptions. In developing its IBNR estimate, the Company consistently applies these actuarial principles and assumptions each period, with consideration to the variability of related factors. There have been no significant changes to the methodologies or assumptions used to develop the Company’s estimate of IBNR in 2021.

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

For each reporting period, the Company uses an extensive degree of judgment in the process of estimating its health care costs payable. As a result, considerable variability and uncertainty is inherent in such estimates, particularly with respect to claims with claim incurred dates of three months or less before the financial statement date; and the adequacy of such estimates is highly sensitive to changes in assumed completion factors and the assumed health care cost trend rates. For each reporting period the Company recognizes the actuarial best estimate of health care costs payable considering the potential volatility in assumed completion factors and health care cost trend rates, as well as other factors. The Company believes its estimate of health care costs payable is reasonable and adequate to cover its obligations at December 31, 2021; however, actual claim payments may differ from the Company’s estimates. A worsening (or improvement) of the Company’s health care cost trend rates or changes in completion factors from those that the Company assumed in estimating health care costs payable at December 31, 2021 would cause these estimates to change in the near term, and such a change could be material.

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

Other Insurance Liabilities

Unpaid Claims
Unpaid claims consist primarily of reserves associated with certain short-duration group disability and term life insurance contracts, including an estimate for IBNR as of the financial statement date. Reserves associated with certain short-duration group disability and term life insurance contracts are based upon the Company’s estimate of the present value of future benefits, which is based on assumed investment yields and assumptions regarding mortality, morbidity and recoveries from the U.S. Social Security Administration. The Company develops its estimate of IBNR using actuarial principles and assumptions which consider, among other things, contractual requirements, claim incidence rates, claim recovery rates, seasonality and other relevant factors. The Company discounts certain claim liabilities related to group long-term disability and life insurance waiver of premium contracts. The discount rates generally reflect the Company’s expected investment returns for the investments supporting all incurral years of these liabilities. The discount rates for retrospectively-rated contracts are set at contractually specified levels. The Company’s estimates of unpaid claims are subject to change due to changes in the underlying experience of the insurance contracts, changes in investment yields or other factors, and these changes are recorded in current and future benefits in the consolidated statements of operations in the period they are determined. The Company estimates its reserve for claims IBNR for life products largely based on completion factors. The completion factors used are based on the Company’s historical experience and reflect judgments and possible adjustments based on data such as claim inventory levels, claim payment patterns, changes in business volume and other factors. If claims are submitted or processed on a faster (slower) pace than historical periods, the actual claims may be more (less) complete than originally estimated using completion factors, which may result in reserves that are higher (lower) than required to cover future life benefit payments. There have been no significant changes to the methodologies or assumptions used to develop the Company’s estimate of unpaid claims IBNR in 2021. As of December 31, 2021, unpaid claims balances of $324 million and $1.3 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively. As of December 31, 2020, unpaid claims balances of $532 million and $1.5 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively.

Substantially all life and disability insurance liabilities have been fully ceded to unrelated third parties through indemnity reinsurance agreements; however, the Company remains directly obligated to the policyholders.

Future Policy Benefits
Future policy benefits consist primarily of reserves for limited payment pension and annuity contracts and long-term care insurance contracts. Reserves for limited payment pension and annuity contracts are computed using actuarial principles that consider, among other things, assumptions reflecting anticipated mortality, retirement, expense and interest rate experience. Such assumptions generally vary by plan, year of issue and policy duration. Assumed interest rates on such contracts ranged from 3.0% to 11.3% in the year ended December 31, 2021 and from 3.3% to 11.3% in the year ended December 31, 2020. The Company periodically reviews mortality assumptions against both industry standards and its experience. Reserves for long-

duration long-term care contracts represent the Company’s estimate of the present value of future benefits and essential maintenance expenses to be paid to or on behalf of policyholders less the present value of future gross premiums. The assumed interest rate on such contracts was 5.1% in both the years ended December 31, 2021 and 2020. The Company’s estimate of the present value of future benefits under such contracts is based upon mortality, morbidity and interest rate assumptions. As of December 31, 2021, future policy benefits balances of $416 million and $5.1 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively. As of December 31, 2020, future policy benefits balances of $462 million and $5.5 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively.

Premium Deficiency Reserves

The Company evaluates its insurance contracts to determine if it is probable that a loss will be incurred. A premium deficiency loss is recognized when it is probable that expected future claims, including maintenance costs (for example, direct costs such as claim processing costs), will exceed existing reserves plus anticipated future premiums and reinsurance recoveries. Anticipated investment income is not considered in the calculation of premium deficiency losses for short-duration contracts. For purposes of determining premium deficiency losses, contracts are grouped consistent with the Company’s method of acquiring, servicing and measuring the profitability of such contracts. As of December 31, 2021 and 2020, the Company established a premium deficiency reserve of $16 million and $11 million, respectively, related to Medicaid products in the Health Care Benefits segment.

Policyholders’ Funds

Policyholders’ funds consist primarily of reserves for pension and annuity investment contracts and customer funds associated with certain health contracts. Reserves for such contracts are equal to cumulative deposits less withdrawals and charges plus interest credited thereon, net of experience-rated adjustments. In 2021, interest rates for pension and annuity investment contracts ranged from 3.5% to 4.8%. In 2020, interest rates for pension and annuity investment contracts ranged from 4.1% to 5.1%. Reserves for contracts subject to experience rating reflect the Company’s rights as well as the rights of policyholders and plan participants. The Company also holds funds for HSAs on behalf of members associated with high deductible health plans. These amounts are held to pay for qualified health care expenses incurred by these members. The HSA balances were approximately $2.9 billion and $2.7 billion at December 31, 2021 and 2020, respectively, and are reflected in other current assets with a corresponding liability in policyholders’ funds. These assets are considered restricted cash for cash flow statement purposes.

Policyholders’ funds liabilities that are expected to be paid within twelve months from the balance sheet date are classified as current on the consolidated balance sheets. Policyholders’ funds liabilities that are expected to be paid greater than twelve months from the balance sheet date are included in other long-term liabilities on the consolidated balance sheets.

Self-Insurance Liabilities

The Company is self-insured for certain losses related to general liability, workers’ compensation and auto liability. The Company obtains third party insurance coverage to limit exposure from these claims. The Company is also self-insured for certain losses related to health and medical liabilities. The Company’s self-insurance accruals, which include reported claims and claims incurred but not reported, are calculated using standard insurance industry actuarial assumptions and the Company’s historical claims experience. At December 31, 2021 and 2020, self-insurance liabilities totaled $1.1 billion and $927 million, respectively, and were recorded as accrued expenses on the consolidated balance sheets.

Foreign Currency Translation and Transactions

For non-U.S. dollar functional currency locations, (i) assets and liabilities are translated at end-of-period exchange rates, (ii) revenues and expenses are translated at average exchange rates in effect during the period and (iii) equity is translated at historical exchange rates. The resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income.

For U.S. dollar functional currency locations, foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary balance sheet accounts which are remeasured at historical exchange rates. Revenues and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the nonmonetary balance sheet amounts which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in net income.

Gains and losses from foreign currency transactions and the effects of foreign currency remeasurements were not material in the years ended December 31, 2021 or 2020. On July 1, 2019, the Company sold its Brazilian subsidiary, Drogaria Onofre Ltda. (“Onofre”) for an immaterial amount. The Company recorded a loss on the divestiture, which included the elimination of the subsidiary’s $154 million cumulative translation adjustment from accumulated other comprehensive income during the year ended December 31, 2019.

Revenue Recognition

Health Care Benefits Segment
Health Care Benefits revenue is principally derived from insurance premiums and fees billed to customers. Revenue is recognized based on customer billings, which, in the Company’s Commercial business, reflect contracted rates per member and the number of covered members recorded in the Company’s records at the time the billings are prepared. Billings are generally sent monthly for coverage during the following month. Revenue related to the Company’s Government business is collected monthly from the U.S. federal government and various government agencies based on fixed payment rates and member eligibility.

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
•Revenues generated from prescription drugs sold by third party pharmacies in the Company’s retail pharmacy network and associated administrative fees are recognized at the Company’s point-of-sale, which is when the claim is adjudicated by the Company’s online claims processing system and the Company has transferred control of the prescription drug and completed all of its performance obligations.

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

Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source in each segment for the years ended December 31, 2021, 2020 and 2019:

In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
2021
Major goods/services lines:
Pharmacy	$—	$152,262	$76,121	$—	$(43,765)	$184,618
Front Store	—	—	21,315	—	—	21,315
Premiums	76,064	—	—	68	—	76,132
Net investment income	586	—	17	596	—	1,199
Other	5,536	760	2,652	57	(158)	8,847
Total	$82,186	$153,022	$100,105	$721	$(43,923)	$292,111

Pharmacy Services distribution channel:
Pharmacy network (1)		$91,715
Mail choice (2)		60,547
Other		760
Total		$153,022

2020
Major goods/services lines:
Pharmacy	$—	$141,116	$70,176	$—	$(40,003)	$171,289
Front Store	—	—	19,655	—	—	19,655
Premiums	69,301	—	—	63	—	69,364
Net investment income	483	—	—	315	—	798
Other	5,683	822	1,367	48	(320)	7,600
Total	$75,467	$141,938	$91,198	$426	$(40,323)	$268,706

Pharmacy Services distribution channel:
Pharmacy network (1)		$85,045
Mail choice (2)		56,071
Other		822
Total		$141,938

2019
Major goods/services lines:
Pharmacy	$—	$140,896	$66,442	$—	$(41,413)	$165,925
Front Store	—	—	19,422	—	—	19,422
Premiums	63,031	—	—	91	—	63,122
Net investment income	599	—	—	412	—	1,011
Other	5,974	595	744	9	(26)	7,296
Total	$69,604	$141,491	$86,608	$512	$(41,439)	$256,776

Pharmacy Services distribution channel:
Pharmacy network (1)		$88,755
Mail choice (2)		52,141
Other		595
Total		$141,491
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

The following table provides information about receivables and contract liabilities from contracts with customers as of December 31, 2021 and 2020:

In millions	2021	2020
Trade receivables (included in accounts receivable, net)	$7,932	$7,101
Contract liabilities (included in accrued expenses)	87	71

During the years ended December 31, 2021 and 2020, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. Below is a summary of such changes:

In millions	2021	2020
Contract liabilities, beginning of period	$71	$73
Rewards earnings and gift card issuances	387	357
Redemption and breakage	(371)	(359)
Contract liabilities, end of period	$87	$71

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

Retail/LTC Segment
Vendor allowances received by the Retail/LTC segment reduce the carrying cost of inventory and are recognized in cost of products sold when the related inventory is sold, unless they are specifically identified as a reimbursement of incremental costs for promotional programs and/or other services provided. Amounts that are directly linked to advertising commitments are recognized as a reduction of advertising expense (included in operating expenses) when the related advertising commitment is satisfied. Any amounts received in excess of the actual cost incurred also reduce the carrying cost of inventory. The total value of any upfront payments received from vendors that are linked to purchase commitments is initially deferred. The deferred amounts are then amortized to reduce cost of products sold over the life of the contract based upon sales volume. The total value of any upfront payments received from vendors that are not linked to purchase commitments is also initially deferred. The deferred amounts are then amortized to reduce cost of products sold on a straight-line basis over the life of the related contract. The total amortization of these upfront payments was not material to the Company’s consolidated financial statements in any of the periods presented.

Health Care Reform

Health Insurer Fee
Since January 1, 2014, the ACA has imposed an annual premium-based health insurer fee (“HIF”) for each calendar year, payable in September, which was not deductible for tax purposes. The Company has been required to estimate a liability for the HIF at the beginning of the calendar year in which the fee was payable with a corresponding deferred asset that was amortized ratably to operating expenses over the calendar year. The Company recorded the liability for the HIF in accrued expenses and recorded the deferred asset in other current assets. In December 2019, the HIF was repealed for calendar years after 2020, therefore there was no expense related to the HIF in the year ended December 31, 2021. In the year ended December 31, 2020, operating expenses included $1.0 billion related to the Company’s share of the HIF. There was no expense related to the HIF in 2019, since there was a one-year suspension of the HIF for 2019.

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

Advertising Costs

Advertising costs, which are reduced by the portion funded by vendors, are expensed when the related advertising takes place. Net advertising costs, which are included in operating expenses, were $523 million, $461 million and $396 million in 2021, 2020 and 2019, respectively.

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

Earnings per Share

Earnings per share is computed using the two-class method. The Company calculates basic earnings per share based on the weighted average number of common shares outstanding for the period. See Note 14 ‘‘Earnings Per Share’’ for additional information.

Shares Held in Trust

The Company maintains grantor trusts, which held approximately one million shares of its common stock at both December 31, 2021 and 2020. These shares are designated for use under various employee compensation plans. Since the Company holds these shares, they are excluded from the computation of basic and diluted shares outstanding.

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

Variable Interest Entities - Primary Beneficiary
In 2014, the Company and Cardinal Health, Inc. (“Cardinal”) established Red Oak Sourcing, LLC (“Red Oak”), a generic pharmaceutical sourcing entity in which the Company and Cardinal each own 50%. The Red Oak arrangement had an initial term of ten years. In 2021, the Red Oak arrangement was amended to extend the initial term an additional five years, for a total term of 15 years. Under this arrangement, the Company and Cardinal contributed their sourcing and supply chain expertise to Red Oak and agreed to source and negotiate generic pharmaceutical supply contracts for both companies through Red Oak; however, Red Oak does not own or hold inventory on behalf of either company. No physical assets (e.g., property and equipment) were contributed to Red Oak by either company, and minimal funding was provided to capitalize Red Oak. The Company has determined that it is the primary beneficiary of this VIE because it has the ability to direct the activities of Red Oak. Consequently, the Company consolidates Red Oak in its consolidated financial statements within the Retail/LTC segment.

Cardinal is required to pay the Company quarterly payments, which began in October 2014 and will extend through June 2029. As milestones are met, the quarterly payments increase. The Company received $183 million from Cardinal during each of the years ended December 31, 2021, 2020 and 2019. The payments reduce the Company’s carrying value of inventory and are recognized in cost of products sold when the related inventory is sold. Amounts reimbursed by Cardinal for the years ended December 31, 2021, 2020 and 2019, and amounts due to or due from Cardinal at December 31, 2021 and 2020 were immaterial.

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

The total amount of other variable interest holder VIE assets included in long-term investments on the consolidated balance sheets at December 31, 2021 and 2020 was as follows:

In millions	2021	2020
Hedge fund investments	$463	$342
Private equity investments	601	547
Real estate partnerships	225	200
Total	$1,289	$1,089

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of $52 million, $56 million and $32 million in the years ended December 31, 2021, 2020 and 2019, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services, LLC (“Heartland”). Heartland operates several LTC pharmacies in four states. Heartland paid the Company $79 million, $77 million and $96 million for pharmaceutical inventory purchases during the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, the Company performs certain collection functions for Heartland and then transfers those customer cash collections to Heartland. The Company’s investment in and equity in the earnings of Heartland for all periods presented is immaterial.

During the years ended December 31, 2021, 2020 and 2019, the Company made charitable contributions of $50 million, $50 million and $30 million, respectively, to the CVS Health Foundation, a non-profit entity that focuses on health, education and community involvement programs. The charitable contributions were recorded as operating expenses in the consolidated statements of operations within the Corporate/Other segment for the years ended December 31, 2021, 2020 and 2019.

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

Results from discontinued operations were immaterial for the years ended December 31, 2021 and 2019.

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

2.Divestitures

Divestiture of Workers’ Compensation Business

On July 31, 2020, the Company sold its Workers’ Compensation business for approximately $850 million. The results of this business were reported within the Health Care Benefits segment. The Company recorded a pre-tax gain on the divestiture of $269 million in the year ended December 31, 2020, which is reflected as a reduction in operating expenses in the Company’s consolidated statement of operations within the Health Care Benefits segment.

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

3.Investments

Total investments at December 31, 2021 and 2020 were as follows:

	2021			2020
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$3,009	$20,231	$23,240	$2,774	$18,414	$21,188
Mortgage loans	58	844	902	226	821	1,047
Other investments	50	1,950	2,000	—	1,577	1,577
Total investments	$3,117	$23,025	$26,142	$3,000	$20,812	$23,812

At December 31, 2021 and 2020, the Company held investments of $450 million and $524 million, respectively, related to the 2012 conversion of an existing group annuity contract from a participating to a non-participating contract. These investments are included in the total investments of large case pensions supporting non-experience-rated products. Although these investments are not accounted for as Separate Accounts assets, they are legally segregated and are not subject to claims that arise out of the Company’s business and only support future policy benefits obligations under that group annuity contract.

Debt Securities

Debt securities available for sale at December 31, 2021 and 2020 were as follows:

In millions	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Debt securities:
U.S. government securities	$2,349	$70	$(3)	$2,416
States, municipalities and political subdivisions	2,947	148	(4)	3,091
U.S. corporate securities	9,093	682	(40)	9,735
Foreign securities	2,821	196	(24)	2,993
Residential mortgage-backed securities	870	15	(10)	875
Commercial mortgage-backed securities	1,278	44	(12)	1,310
Other asset-backed securities	2,791	14	(13)	2,792
Redeemable preferred securities	25	3	—	28
Total debt securities (2)	$22,174	$1,172	$(106)	$23,240

December 31, 2020
Debt securities:
U.S. government securities	$2,341	$128	$—	$2,469
States, municipalities and political subdivisions	2,556	172	—	2,728
U.S. corporate securities	7,879	1,023	(8)	8,894
Foreign securities	2,595	324	(1)	2,918
Residential mortgage-backed securities	673	32	—	705
Commercial mortgage-backed securities	962	84	—	1,046
Other asset-backed securities	2,369	36	(2)	2,403
Redeemable preferred securities	21	4	—	25
Total debt securities (2)	$19,396	$1,803	$(11)	$21,188
_____________________________________________
(1)There was no allowance for expected credit losses recorded on available-for-sale debt securities at December 31, 2021 or 2020.
(2)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At December 31, 2021, debt securities with a fair value of $864 million, gross unrealized capital gains of $94 million and gross unrealized capital losses of $2 million and at December 31, 2020, debt securities with a fair value of $919 million, gross unrealized capital gains of $135 million and no gross unrealized capital losses were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The amortized cost and fair value of debt securities at December 31, 2021 are shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,205	$1,218
One year through five years	6,965	7,142
After five years through ten years	4,733	4,910
Greater than ten years	4,332	4,993
Residential mortgage-backed securities	870	875
Commercial mortgage-backed securities	1,278	1,310
Other asset-backed securities	2,791	2,792
Total	$22,174	$23,240

Mortgage-Backed and Other Asset-Backed Securities
All of the Company’s residential mortgage-backed securities at December 31, 2021 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government. At December 31, 2021, the Company’s residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 4.7 years.

The Company’s commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States. Significant market observable inputs used to value these securities include loss severity and probability of default. At December 31, 2021, these securities had an average credit quality rating of AAA and a weighted average duration of 6.1 years.

The Company’s other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans). Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default. At December 31, 2021, these securities had an average credit quality rating of AA and a weighted average duration of 1.0 year.

Summarized below are the debt securities the Company held at December 31, 2021 and 2020 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
December 31, 2021
Debt securities:
U.S. government securities	43	$242	$2	10	$40	$1	53	$282	$3
States, municipalities and political subdivisions	233	428	3	13	33	1	246	461	4
U.S. corporate securities	1,610	2,296	31	165	238	9	1,775	2,534	40
Foreign securities	449	747	20	57	91	4	506	838	24
Residential mortgage-backed securities	165	593	9	10	36	1	175	629	10
Commercial mortgage-backed securities	188	462	7	35	112	5	223	574	12
Other asset-backed securities	1,011	2,030	12	26	31	1	1,037	2,061	13
Redeemable preferred securities	1	2	—	1	3	—	2	5	—
Total debt securities	3,700	$6,800	$84	317	$584	$22	4,017	$7,384	$106

December 31, 2020
Debt securities:
U.S. government securities	32	$205	$—	—	$—	$—	32	$205	$—
States, municipalities and political subdivisions	49	83	—	—	—	—	49	83	—
U.S. corporate securities	145	155	8	2	—	—	147	155	8
Foreign securities	41	69	1	5	5	—	46	74	1
Residential mortgage-backed securities	23	26	—	3	—	—	26	26	—
Commercial mortgage-backed securities	22	75	—	—	—	—	22	75	—
Other asset-backed securities	156	256	1	49	41	1	205	297	2
Total debt securities	468	$869	$10	59	$46	$1	527	$915	$11

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at December 31, 2021 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of December 31, 2021, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at December 31, 2021 were as follows:

	Supporting experience- rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$2	$—	$49	$1	$51	$1
One year through five years	13	1	2,229	32	2,242	33
After five years through ten years	33	1	1,332	26	1,365	27
Greater than ten years	17	—	445	10	462	10
Residential mortgage-backed securities	4	—	625	10	629	10
Commercial mortgage-backed securities	6	—	568	12	574	12
Other asset-backed securities	4	—	2,057	13	2,061	13
Total	$79	$2	$7,305	$104	$7,384	$106

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the years ended December 31, 2021 and 2020, the Company had the following activity in its mortgage loan portfolio:

In millions	2021	2020
New mortgage loans	$262	$63
Mortgage loans fully repaid	373	187
Mortgage loans foreclosed	—	—

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

Based upon the Company’s assessments at December 31, 2021 and 2020, the amortized cost basis of the Company’s mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2021	2020	2019	2018	2017	Prior	Total
December 31, 2021
1	$—	$—	$—	$—	$—	$28	$28
2 to 4	255	48	40	72	97	349	861
5 and 6	—	—	—	3	4	6	13
7	—	—	—	—	—	—	—
Total	$255	$48	$40	$75	$101	$383	$902

December 31, 2020
1		$—	$—	$—	$22	$37	$59
2 to 4		46	96	91	124	595	952
5 and 6		—	—	3	4	29	36
7		—	—	—	—	—	—
Total		$46	$96	$94	$150	$661	$1,047

At December 31, 2021 scheduled mortgage loan principal repayments were as follows:

In millions
2022	$58
2023	100
2024	210
2025	76
2026	177
Thereafter	281
Total	$902

Net Investment Income

Sources of net investment income for the years ended December 31, 2021, 2020 and 2019 were as follows:

In millions	2021	2020	2019
Debt securities	$634	$598	$589
Mortgage loans	55	60	71
Other investments	381	123	194
Gross investment income	1,070	781	854
Investment expenses	(47)	(35)	(42)
Net investment income (excluding net realized capital gains or losses)	1,023	746	812
Net realized capital gains (1)	176	52	199
Net investment income (2)	$1,199	$798	$1,011
_____________________________________________
(1)Net realized capital gains are net of yield-related impairment losses on debt securities of $42 million and $49 million for the years ended December 31, 2021 and 2020, respectively. There were no credit-related losses on debt securities in the years ended December 31, 2021 and 2020. Net realized capital gains are net of other-than-temporary impairment (“OTTI”) losses on debt securities of $24 million for the year ended December 31, 2019.
(2)Net investment income includes $38 million, $42 million and $44 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to investments supporting experience-rated products.

Capital gains and losses recognized during the year ended December 31, 2021 related to investments in equity securities held as of December 31, 2021 were not material.

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses in the years ended December 31, 2021, 2020 and 2019 were as follows:

In millions	2021	2020	2019
Proceeds from sales	$3,572	$3,913	$4,773
Gross realized capital gains	72	80	146
Gross realized capital losses	14	62	17

4.Fair Value

The preparation of the Company’s consolidated financial statements in accordance with GAAP requires certain assets and liabilities to be reflected at their fair value and others to be reflected on another basis, such as an adjusted historical cost basis. In this note, the Company provides details on the fair value of financial assets and liabilities and how it determines those fair values. The Company presents this information for those financial instruments that are measured at fair value for which the change in fair value impacts net income attributable to CVS Health or other comprehensive income separately from other financial assets and liabilities.

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

The fair values of the Company’s Level 2 debt securities are obtained using models, such as matrix pricing, which use quoted market prices of debt securities with similar characteristics or discounted cash flows to estimate fair value. The

Company reviews these prices to ensure they are based on observable market inputs that include quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable that are not prices (such as interest rates and credit risks). The Company also reviews the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, the Company selects a sample of its Level 2 debt securities’ prices and compares them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, the Company’s internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. The Company obtained one price for each of its Level 2 debt securities and did not adjust any of those prices at December 31, 2021 or 2020.

The Company also values certain debt securities using Level 3 inputs. For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally. Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows. The Company did not have any broker quoted debt securities for the years ended December 31, 2021 and 2020. For some private placement securities, the Company’s internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds. Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

There were no financial liabilities measured at fair value on a recurring basis on the consolidated balance sheets at December 31, 2021 or 2020. Financial assets measured at fair value on a recurring basis on the consolidated balance sheets at December 31, 2021 and 2020 were as follows:

In millions	Level 1	Level 2	Level 3	Total
December 31, 2021
Cash and cash equivalents	$4,954	$4,454	$—	$9,408
Debt securities:
U.S. government securities	2,372	44	—	2,416
States, municipalities and political subdivisions	—	3,086	5	3,091
U.S. corporate securities	—	9,697	38	9,735
Foreign securities	—	2,983	10	2,993
Residential mortgage-backed securities	—	875	—	875
Commercial mortgage-backed securities	—	1,310	—	1,310
Other asset-backed securities	—	2,789	3	2,792
Redeemable preferred securities	—	28	—	28
Total debt securities	2,372	20,812	56	23,240
Equity securities	114	—	55	169
Total	$7,440	$25,266	$111	$32,817

December 31, 2020
Cash and cash equivalents	$3,985	$3,869	$—	$7,854
Debt securities:
U.S. government securities	2,370	99	—	2,469
States, municipalities and political subdivisions	—	2,727	1	2,728
U.S. corporate securities	—	8,842	52	8,894
Foreign securities	—	2,918	—	2,918
Residential mortgage-backed securities	—	705	—	705
Commercial mortgage-backed securities	—	1,046	—	1,046
Other asset-backed securities	—	2,403	—	2,403
Redeemable preferred securities	—	24	1	25
Total debt securities	2,370	18,764	54	21,188
Equity securities	17	—	30	47
Total	$6,372	$22,633	$84	$29,089

The changes in the balances of Level 3 financial assets during the year ended December 31, 2021 were as follows:

In millions	States, municipalities and political subdivisions	U.S. corporate securities	Foreign securities	Other asset- backed securities	Redeemable preferred securities	Equity securities	Total
Beginning balance	$1	$52	$—	$—	$1	$30	$84
Net realized and unrealized capital gains (losses):
Included in earnings	—	(10)	—	—	2	13	5
Included in other comprehensive income	—	(3)	—	—	(1)	—	(4)
Purchases	—	1	—	3	—	13	17
Sales	(1)	(1)	—	—	(2)	(1)	(5)
Settlements	—	(1)	—	—	—	—	(1)
Transfers into Level 3, net	5	—	10	—	—	—	15
Ending balance	$5	$38	$10	$3	$—	$55	$111

The change in unrealized capital losses included in other comprehensive income associated with Level 3 financial assets which were held as of December 31, 2021 was $4 million during the year ended December 31, 2021.

The changes in the balances of Level 3 financial assets during the year ended December 31, 2020 were as follows:

In millions	States, municipalities and political subdivisions	U.S. corporate securities	Redeemable preferred securities	Equity securities	Total
Beginning balance	$—	$37	$12	$39	$88
Net realized and unrealized capital gains (losses):
Included in earnings	—	(11)	18	(3)	4
Included in other comprehensive income	—	—	(5)	—	(5)
Purchases	—	27	—	3	30
Sales	—	—	(24)	(9)	(33)
Settlements	—	(1)	—	—	(1)
Transfers into Level 3, net	1	—	—	—	1
Ending balance	$1	$52	$1	$30	$84

The change in unrealized capital losses included in other comprehensive income associated with Level 3 financial assets which were held as of December 31, 2020 was $4 million during the year ended December 31, 2020.

The total gross transfers into (out of) Level 3 during the years ended December 31, 2021 and 2020 were as follows:

In millions	2021	2020
Gross transfers into Level 3	$15	$1
Gross transfers out of Level 3	—	—
Net transfers into Level 3	$15	$1

Financial Instruments Not Measured at Fair Value on the Consolidated Balance Sheets

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the consolidated balance sheets at adjusted cost or contract value at December 31, 2021 and 2020 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
December 31, 2021
Assets:
Mortgage loans	$902	$—	$—	$907	$907
Equity securities (1)	126	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	336	—	—	373	373
Long-term debt	56,176	64,157	—	—	64,157

December 31, 2020
Assets:
Mortgage loans	$1,047	$—	$—	$1,070	$1,070
Equity securities (1)	145	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	322	—	—	371	371
Long-term debt	64,647	75,940	—	—	75,940
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

Separate Accounts financial assets at December 31, 2021 and 2020 were as follows:

	December 31, 2021				December 31, 2020
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2	$186	$—	$188	$2	$186	$—	$188
Debt securities	1,233	3,048	—	4,281	1,465	2,634	—	4,099
Equity securities	—	1	—	1	—	2	—	2
Common/collective trusts	—	547	—	547	—	563	—	563
Total (1)	$1,235	$3,782	$—	$5,017	$1,467	$3,385	$—	$4,852
_____________________________________________
(1)Excludes $70 million and $29 million of other receivables at December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, the Company had no gross transfers of Separate Accounts financial assets into or out of Level 3.

5.Goodwill and Other Intangibles

Goodwill

Below is a summary of the changes in the carrying amount of goodwill by segment for the years ended December 31, 2021 and 2020:

In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Total
Balance at December 31, 2019	$45,361	$23,581	$10,807	$79,749
Acquisitions	274	34	—	308
Divestiture of Workers’ Compensation business	(505)	—	—	(505)
Balance at December 31, 2020	45,130	23,615	10,807	79,552
Impairment	—	—	(431)	(431)
Balance at December 31, 2021	$45,130	$23,615	$10,376	$79,121

During the year ended December 31, 2021, the decrease in the carrying amount of goodwill was primarily driven by a goodwill impairment charge related to the LTC reporting unit within the Retail/LTC segment. During the year ended December 31, 2020, the decrease in the carrying amount of goodwill was primarily driven by the divestiture of the Workers’ Compensation business, partially offset by goodwill associated with immaterial acquisitions. See Note 2 ‘‘Divestitures’’ for further discussion regarding the Workers’ Compensation business divestiture.

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

During 2021, the LTC reporting unit has continued to face challenges that have impacted the Company’s ability to grow the LTC reporting unit’s business at the rate estimated when its 2020 goodwill impairment test was performed. These challenges include lower net facility admissions, net long-term care facility customer losses and the prolonged adverse impact of the COVID-19 pandemic and the emerging new variants, which resulted in more significant declines in occupancy rates experienced by the Company’s long-term care facility customers than previously anticipated. During the third quarter of 2021, LTC management updated their 2021 annual forecast and submitted their long-term plan which showed deterioration in the financial results for the remainder of 2021 and beyond. The Company utilized these updated projections in performing its annual impairment test, which indicated that the fair value of the LTC reporting unit was lower than its carrying value, resulting in a $431 million goodwill impairment charge in the third quarter of 2021. The fair value of the LTC reporting unit was determined using a combination of a discounted cash flow method and a market multiple method. As of December 31, 2021, there was no remaining goodwill balance in the LTC reporting unit. During the third quarter of 2021, the Company also performed an impairment test of the intangible assets of the LTC reporting unit and concluded these assets were not impaired. As of December 31, 2021, there was $2.7 billion of intangible assets related to customer lists in the LTC reporting unit.

During the third quarter of 2020, the Company performed its required annual impairment tests of goodwill. The results of the impairment tests indicated that there was no impairment of goodwill.

At December 31, 2021 and 2020, cumulative goodwill impairments were $6.6 billion and $6.1 billion, respectively.

Intangible Assets

The following table is a summary of the Company’s intangible assets as of December 31, 2021 and 2020:

In millions, except weighted average life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (years)
2021
Trademarks (indefinite-lived)	$10,498	$—	$10,498	N/A
Customer contracts/relationships and covenants not to compete	25,084	(10,564)	14,520	15.0
Technology	1,060	(1,060)	—	3.0
Provider networks	4,203	(651)	3,552	20.0
Value of Business Acquired	590	(173)	417	20.0
Other	318	(279)	39	8.4
Total	$41,753	$(12,727)	$29,026	15.3

2020
Trademarks (indefinite-lived)	$10,498	$—	$10,498	N/A
Customer contracts/relationships and covenants not to compete	24,952	(8,923)	16,029	14.9
Technology	1,060	(739)	321	3.0
Provider networks	4,203	(440)	3,763	20.0
Value of Business Acquired	590	(119)	471	20.0
Other	320	(260)	60	7.7
Total	$41,623	$(10,481)	$31,142	15.2

Amortization expense for intangible assets totaled $2.3 billion, $2.3 billion and $2.4 billion for the years ended December 31, 2021, 2020 and 2019, respectively. The projected annual amortization expense for the Company’s intangible assets for the next five years is as follows:

In millions
2022	$1,858
2023	1,826
2024	1,785
2025	1,734
2026	1,494

6.Leases

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

The following table is a summary of the components of net lease cost for the years ended December 31, 2021, 2020 and 2019:

In millions	2021	2020	2019
Operating lease cost	$2,633	$2,670	$2,720
Finance lease cost:
Amortization of right-of-use assets	62	56	38
Interest on lease liabilities	62	58	44
Total finance lease costs	124	114	82
Short-term lease costs	25	22	24
Variable lease costs	604	599	581
Less: sublease income	59	55	50
Net lease cost	$3,327	$3,350	$3,357

Supplemental cash flow information related to leases for the years ended December 31, 2021, 2020 and 2019 is as follows:

In millions	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,714	$2,724	$2,701
Operating cash flows paid for interest portion of finance leases	62	58	44
Financing cash flows paid for principal portion of finance leases	50	34	26
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,254	1,679	1,824
Finance leases	278	313	283

Supplemental balance sheet information related to leases as of December 31, 2021 and 2020 is as follows:

In millions, except remaining lease term and discount rate	2021	2020
Operating leases:
Operating lease right-of-use assets	$19,122	$20,729

Current portion of operating lease liabilities	$1,646	$1,638
Long-term operating lease liabilities	18,177	18,757
Total operating lease liabilities	$19,823	$20,395

Finance leases:
Property and equipment, gross	$1,375	$1,107
Accumulated depreciation	(188)	(106)
Property and equipment, net	$1,187	$1,001

Current portion of long-term debt	$50	$33
Long-term debt	1,250	1,050
Total finance lease liabilities	$1,300	$1,083

Weighted average remaining lease term (in years)
Operating leases	12.8	13.3
Finance leases	20.0	20.3

Weighted average discount rate
Operating leases	4.4%	4.5%
Finance leases	5.0%	5.6%

The following table summarizes the maturity of lease liabilities under finance and operating leases as of December 31, 2021:

In millions	Finance Leases	Operating Leases (1)	Total
2022	$122	$2,685	$2,807
2023	121	2,613	2,734
2024	111	2,398	2,509
2025	110	2,217	2,327
2026	109	2,054	2,163
Thereafter	1,495	14,103	15,598
Total lease payments (2)	2,068	26,070	28,138
Less: imputed interest	(768)	(6,247)	(7,015)
Total lease liabilities	$1,300	$19,823	$21,123
_____________________________________________
(1)Future operating lease payments have not been reduced by minimum sublease rentals of $311 million due in the future under noncancelable subleases.
(2)The Company leases pharmacy and clinic space from Target Corporation. Amounts related to such finance and operating leases are reflected above. Pharmacy lease amounts due in excess of the remaining estimated economic life of the buildings of approximately $2.4 billion are not reflected in this table since the estimated economic life of the buildings is shorter than the contractual term of the pharmacy lease arrangement.

Sale-Leaseback Transactions
The Company finances a portion of its store development program through sale-leaseback transactions. The properties are generally sold at net book value, which generally approximates fair value, and the resulting leases generally qualify and are accounted for as operating leases. The operating leases that resulted from these transactions are included in the tables above. The Company does not have any retained or contingent interests in the stores and does not provide any guarantees, other than a guarantee of lease payments, in connection with the sale-leaseback transactions. There were no sale-leaseback transactions in 2021. Proceeds from sale-leaseback transactions totaled $101 million and $5 million in the years ended December 31, 2020 and 2019, respectively. Gains from sale-leaseback transactions totaled $3 million in the year ended December 31, 2020. There were no material gains from sale-leaseback transactions in the year ended December 31, 2019.

Store Impairment Charges
The Company evaluates its retail store right-of-use and property and equipment assets for impairment at the retail store level, which is the lowest level at which cash flows can be identified. For retail stores where there is an indicator of impairment present, the Company first compares the carrying amount of the asset group to the estimated future cash flows associated with the asset group (undiscounted). If the estimated undiscounted future cash flows used in the analysis are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to its estimated fair value which is the greater of the asset group’s estimated future cash flows (discounted), or the consideration of what a market participant would pay to lease the assets, net of leasing costs. The Company’s estimate of fair value considers historical results, current operating trends, consolidated sales, profitability and cash flow results and forecasts. For assets which the Company has determined it will be able to sublease, the estimated future cash flows include the estimated sublease income, net of estimated leasing costs.

When the carrying value of an asset group exceeds its estimated fair value, an impairment loss is recorded to reduce the value of the asset group to its estimated fair value. As the impaired assets are measured at fair value on a nonrecurring basis primarily using unobservable inputs as of the measurement date, the assets are classified in Level 3 of the fair value hierarchy.

During the fourth quarter of 2021, the Company completed a strategic review of its retail business and announced the creation of new formats for its stores to continue to drive higher engagement with customers. As part of this review, the Company evaluated changes in population, consumer buying patterns and future health needs to ensure it has the right kinds of stores in the right locations for consumers and for the business. In connection with this initiative, on November 17, 2021, the Board of Directors of CVS Health Corporation (the “Board”) authorized the closing of approximately 900 retail stores over the next three years. The Company expects to close approximately 300 stores each year between 2022 and 2024. As a result, management determined that there were indicators of impairment with respect to the impacted stores’ asset groups, including the associated operating lease right-of-use assets and property and equipment. A long-lived asset impairment test was performed during the fourth quarter of 2021 and the results of the impairment test indicated that the fair value of certain retail store asset groups was lower than their respective carrying values. Accordingly, in the three months ended December 31, 2021, the Company recorded a store impairment charge of approximately $1.4 billion, consisting of a write down of approximately $1.1 billion related to operating lease right-of-use assets and $261 million related to property and equipment, within the Retail/LTC segment. Subsequent to the impairment loss, the fair value of the associated operating lease right-of use assets and property and equipment were $356 million and $185 million, respectively.

During 2019, the Company performed reviews of its retail stores and determined it would close 68 underperforming retail pharmacy stores. As a result, management determined that there were indicators of impairment with respect to the impacted stores, including the associated operating lease right-of-use assets. Long-lived asset impairment tests were performed and the results indicated that the fair value of those underperforming retail stores were lower than their respective carrying values. Accordingly, the Company recorded store impairment charges of $231 million during the year ended December 31, 2019, primarily related to these operating lease right-of-use asset impairment charges, within the Retail/LTC segment.

7.Health Care Costs Payable

The following is information about incurred and cumulative paid health care claims development as of December 31, 2021, net of reinsurance, and the total IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. See Note 1 ‘‘Significant Accounting Policies’’ for information on how the Company estimates IBNR reserves and health care costs payable as well as changes to those methodologies, if any. The Company’s estimate of IBNR liabilities is primarily based on trend and completion factors. Claim frequency is not used in the calculation of the Company’s liability. In addition, it is impracticable to disclose claim frequency information for health care claims due to the Company’s inability to gather consistent claim frequency information across its multiple claims processing systems. Any claim frequency count disclosure would not be comparable across the Company’s different claim processing systems and would not be consistent from period to period based on the volume of claims processed through each system. As a result, health care claim count frequency is not included in the disclosures below.

The information about incurred and paid health care claims development for the year ended December 31, 2020 is presented as required unaudited supplemental information.

In millions	Incurred Health Care Claims, Net of Reinsurance For the Years Ended December 31,
Date of Service	2020	2021
	(Unaudited)
2020	$54,529	$53,804
2021		62,830
	Total	$116,634

In millions	Cumulative Paid Health Care Claims, Net of Reinsurance For the Years Ended December 31,
Date of Service	2020	2021
	(Unaudited)
2020	$47,567	$53,590
2021		54,600
	Total	$108,190
All outstanding liabilities for health care costs payable prior to 2020, net of reinsurance		130
Total outstanding liabilities for health care costs payable, net of reinsurance		$8,574

At December 31, 2021, the Company’s liabilities for IBNR plus expected development on reported claims totaled approximately $6.6 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims at December 31, 2021 related to the current calendar year.

The reconciliation of the December 31, 2021 health care net incurred and paid claims development tables to the health care costs payable liability on the consolidated balance sheet is as follows:

In millions	December 31, 2021
Short-duration health care costs payable, net of reinsurance	$8,574
Reinsurance recoverables	8
Premium deficiency reserve	16
Insurance lines other than short duration	210
Total health care costs payable	$8,808

The following table shows the components of the change in health care costs payable during the years ended December 31, 2021, 2020 and 2019:

In millions	2021	2020	2019
Health care costs payable, beginning of period	$7,936	$6,879	$6,147
Less: Reinsurance recoverables	10	5	4
Health care costs payable, beginning of period, net	7,926	6,874	6,143
Acquisitions, net	—	414	—
Add: Components of incurred health care costs
Current year	64,761	55,835	52,723
Prior years	(788)	(429)	(524)
Total incurred health care costs (1)	63,973	55,406	52,199
Less: Claims paid
Current year	56,323	48,770	46,158
Prior years	6,792	6,009	5,314
Total claims paid	63,115	54,779	51,472
Add: Premium deficiency reserve	16	11	4
Health care costs payable, end of period, net	8,800	7,926	6,874
Add: Reinsurance recoverables	8	10	5
Health care costs payable, end of period	$8,808	$7,936	$6,879
_____________________________________________
(1)Total incurred health care costs for the years ended December 31, 2021, 2020 and 2019 in the table above exclude (i) $16 million, $11 million and $4 million, respectively, for a premium deficiency reserve related to the Company’s Medicaid products, (ii) $59 million, $41 million and $41 million, respectively, of benefit costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the consolidated balance sheets and (iii) $212 million, $221 million and $285 million, respectively, of benefit costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the consolidated balance sheets.

The Company’s estimates of prior years’ health care costs payable decreased by $788 million, $429 million and $524 million in 2021, 2020 and 2019, respectively, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year. This development does not directly correspond to an increase in the Company’s operating results as these reductions were offset by estimated current period health care costs when the Company established the estimate of the current year health care costs payable.

8.Borrowings and Credit Agreements
The following table is a summary of the Company’s borrowings as of December 31, 2021 and 2020:

In millions	2021	2020
Long-term debt
3.35% senior notes due March 2021	$—	$2,038
Floating rate notes due March 2021 (0.950% at December 31, 2020)	—	1,000
4.125% senior notes due May 2021	—	222
2.125% senior notes due June 2021	—	1,750
4.125% senior notes due June 2021	—	203
5.45% senior notes due June 2021	—	187
3.5% senior notes due July 2022	1,500	1,500
2.75% senior notes due November 2022	1,000	1,000
2.75% senior notes due December 2022	1,250	1,250
4.75% senior notes due December 2022	399	399
3.7% senior notes due March 2023	—	2,336
2.8% senior notes due June 2023	1,300	1,300
4% senior notes due December 2023	414	414
3.375% senior notes due August 2024	650	650
2.625% senior notes due August 2024	1,000	1,000
3.5% senior notes due November 2024	750	750
5% senior notes due December 2024	299	299
4.1% senior notes due March 2025	950	950
3.875% senior notes due July 2025	2,828	2,828
2.875% senior notes due June 2026	1,750	1,750
3% senior notes due August 2026	750	750
3.625% senior notes due April 2027	750	750
6.25% senior notes due June 2027	372	372
1.3% senior notes due August 2027	2,250	2,250
4.3% senior notes due March 2028	5,000	7,050
3.25% senior notes due August 2029	1,750	1,750
3.75% senior notes due April 2030	1,500	1,500
1.75% senior notes due August 2030	1,250	1,250
1.875% senior notes due February 2031	1,250	1,250
2.125% senior notes due September 2031	1,000	—
4.875% senior notes due July 2035	652	652
6.625% senior notes due June 2036	771	771
6.75% senior notes due December 2037	533	533
4.78% senior notes due March 2038	5,000	5,000
6.125% senior notes due September 2039	447	447
4.125% senior notes due April 2040	1,000	1,000
2.7% senior notes due August 2040	1,250	1,250
5.75% senior notes due May 2041	133	133
4.5% senior notes due May 2042	500	500
4.125% senior notes due November 2042	500	500
5.3% senior notes due December 2043	750	750
4.75% senior notes due March 2044	375	375
5.125% senior notes due July 2045	3,500	3,500
3.875% senior notes due August 2047	1,000	1,000
5.05% senior notes due March 2048	8,000	8,000
4.25% senior notes due April 2050	750	750
Finance lease liabilities	1,300	1,083
Other	320	326
Total debt principal	56,743	65,318
Debt premiums	219	238
Debt discounts and deferred financing costs	(786)	(909)
	56,176	64,647
Less:
Current portion of long-term debt	(4,205)	(5,440)
Long-term debt	$51,971	$59,207

The following is a summary of the Company’s required repayments of debt principal due during each of the next five years and thereafter, as of December 31, 2021:

In millions
2022	$4,154
2023	1,719
2024	2,706
2025	3,785
2026	2,507
Thereafter	40,572
Subtotal	55,443
Finance lease liabilities (1)	1,300
Total debt principal	$56,743
_____________________________________________
(1)See Note 6 ‘‘Leases’’ for a summary of maturities of the Company’s finance lease liabilities.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of December 31, 2021 or 2020. In connection with its commercial paper program, the Company maintains a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 17, 2023, a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2024, and a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2026. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of December 31, 2021 and 2020, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston (“FHLBB”)
A subsidiary of the Company is a member of the FHLBB. As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of December 31, 2021 was approximately $995 million. At both December 31, 2021 and 2020, there were no outstanding advances from the FHLBB.

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

Early Extinguishments of Debt
In December 2021, the Company redeemed for cash the remaining $2.3 billion of its outstanding 3.7% senior notes due 2023. In connection with the early redemption of such senior notes, the Company paid a make-whole premium of $80 million in excess of the aggregate principal amount of the senior notes that were redeemed, wrote-off $8 million of unamortized deferred financing costs and incurred $1 million in fees, for a total loss on early extinguishment of debt of $89 million.

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

In August 2019, the Company purchased $4.0 billion of its outstanding senior notes through cash tender offers. The senior notes purchased included the following: $1.3 billion of its 3.125% senior notes due 2020, $723 million of its floating rate notes due 2020, $328 million of its 4.125% senior notes due 2021, $297 million of 4.125% senior notes due 2021 issued by Aetna Inc. (“Aetna”), $413 million of 5.45% senior notes due 2021 issued by Coventry Health Care, Inc., a wholly-owned subsidiary of Aetna, and $962 million of its 3.35% senior notes due 2021. In connection with the purchase of such senior notes, the Company paid a premium of $76 million in excess of the aggregate principal amount of the senior notes that were purchased, incurred $8 million in fees and recognized a net gain of $5 million on the write-off of net unamortized deferred financing premiums, for a net loss on early extinguishment of debt of $79 million.

Debt Covenants

The Company’s back-up revolving credit facilities, unsecured senior notes and unsecured floating rate notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of December 31, 2021, the Company was in compliance with all of its debt covenants.

9.Pension Plans and Other Postretirement Benefits

Defined Contribution Plans

As of December 31, 2021, the Company sponsors several active 401(k) savings plans that cover all employees who meet plan eligibility requirements.

The Company makes matching contributions consistent with the provisions of the respective plans. At the participant’s option, account balances, including the Company’s matching contribution, can be invested among various investment options under each plan. The CVS Health Future Fund 401(k) Plan offers CVS Health Corporation’s common stock fund as an investment option. The Company also maintains nonqualified, unfunded deferred compensation plans for certain key employees. The plans provide participants the opportunity to defer portions of their eligible compensation and for certain nonqualified plans, participants receive matching contributions equivalent to what they could have received under the CVS Health Future Fund 401(k) Plan absent certain restrictions and limitations under the Internal Revenue Code. The Company’s contributions under its defined contribution plans were $552 million, $520 million and $550 million in the years ended December 31, 2021, 2020 and 2019, respectively. The Company’s contributions for the year ended December 31, 2019 include contributions to the Aetna 401(k) Plan, which was merged into the CVS Health Future Fund 401(k) Plan on January 1, 2020.

Defined Benefit Pension Plans

The Company sponsors a tax-qualified defined benefit pension plan that was frozen in 2010 and a nonqualified supplemental pension plan that was frozen in 2007. The Company also sponsors several other defined benefit pension plans that are unfunded nonqualified supplemental retirement plans.

Pension Benefit Obligation and Plan Assets
The following tables outline the change in pension benefit obligation and plan assets over the specified periods:

In millions	2021	2020
Change in benefit obligation:
Benefit obligation, beginning of year	$6,462	$6,239
Interest cost	110	168
Actuarial (gain) loss	(102)	413
Benefit payments	(408)	(358)
Settlements	(53)	—
Benefit obligation, end of year	6,009	6,462

Change in plan assets:
Fair value of plan assets, beginning of year	6,845	6,395
Actual return on plan assets	215	783
Employer contributions	78	25
Benefit payments	(408)	(358)
Settlements	(53)	—
Fair value of plan assets, end of year	6,677	6,845

Funded status	$668	$383

The change in the pension benefit obligation during the years ended December 31, 2021 and 2020 was primarily driven by the change in the discount rate during each respective period.

The assets (liabilities) recognized on the consolidated balance sheets at December 31, 2021 and 2020 for the defined benefit pension plans consisted of the following:

In millions	2021	2020
Noncurrent assets reflected in other assets	$946	$744
Current liabilities reflected in accrued expenses	(28)	(76)
Noncurrent liabilities reflected in other long-term liabilities	(250)	(285)
Net assets	$668	$383

Net Periodic Benefit Cost (Income)
The components of net periodic benefit cost (income) for the years ended December 31, 2021, 2020 and 2019 are shown below:

In millions	2021	2020	2019
Components of net periodic benefit cost (income):
Interest cost	$110	$168	$225
Expected return on plan assets	(317)	(388)	(357)
Amortization of net actuarial loss	5	2	1
Settlement losses	16	—	—
Net periodic benefit cost (income)	$(186)	$(218)	$(131)

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

Expected Return on Plan Assets - The expected long-term rate of return on plan assets is determined by using the plan’s target allocation and return expectations based on many factors including forecasted long-term capital market real returns and the inflationary outlook on a plan by plan basis. See “Pension Plan Assets” below for additional details regarding the pension plan assets as of December 31, 2021 and 2020.

The Company also considers other assumptions including mortality, interest crediting rate, termination and retirement rates and cost of living adjustments.

The Company determined its benefit obligation based on the following weighted average assumptions as of December 31, 2021 and 2020:

	2021	2020
Discount rate	2.8%	2.5%

The Company determined its net periodic benefit cost (income) based on the following weighted average assumptions for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Discount rate	1.8%	2.9%	4.0%
Expected long-term rate of return on plan assets	4.8%	6.3%	6.5%

Pension Plan Assets
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

Pension plan assets with changes in fair value measured on a recurring basis at December 31, 2021 were as follows:

In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$60	$97	$—	$157
Debt securities:
U.S. government securities	1,223	1	—	1,224
States, municipalities and political subdivisions	—	150	—	150
U.S. corporate securities	—	2,458	—	2,458
Foreign securities	—	202	—	202
Residential mortgage-backed securities	—	277	—	277
Commercial mortgage-backed securities	—	76	—	76
Other asset-backed securities	—	162	—	162
Redeemable preferred securities	—	4	—	4
Total debt securities	1,223	3,330	—	4,553
Equity securities:
U.S. domestic	201	—	—	201
International	81	—	—	81
Domestic real estate	1	—	—	1
Total equity securities	283	—	—	283
Other investments:
Real estate	—	—	378	378
Common/collective trusts (1)	—	410	—	410
Total other investments	—	410	378	788
Total pension investments (2)	$1,566	$3,837	$378	$5,781
_____________________________________________
(1)The assets in the underlying funds of common/collective trusts consist of $261 million of equity securities and $149 million of debt securities.
(2)Excludes $76 million of other receivables as well as $583 million of private equity limited partnership investments and $237 million of hedge fund limited partnership investments as these amounts are measured at NAV per share or an equivalent and are not subject to leveling within the fair value hierarchy.

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

The changes in the balances of Level 3 pension plan assets during the year ended December 31, 2021 were as follows:

In millions	Real estate	Total
Beginning balance	$343	$343
Actual return on plan assets	43	43
Purchases, sales and settlements	(8)	(8)
Transfers out of Level 3	—	—
Ending balance	$378	$378

The changes in the balances of Level 3 pension plan assets during the year ended December 31, 2020 were as follows:

In millions	Real estate	U.S. corporate securities	Total
Beginning balance	$353	$1	$354
Actual return on plan assets	(2)	—	(2)
Purchases, sales and settlements	(8)	—	(8)
Transfers out of Level 3	—	(1)	(1)
Ending balance	$343	$—	$343

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

At December 31, 2021, target investment allocations for the Company’s pension plan were: 12% in equity securities, 77% in fixed income and debt securities, 5% in real estate, 3% in private equity limited partnerships and 3% in hedge funds. Actual asset allocations may differ from target allocations due to tactical decisions to overweight or underweight certain assets or as a result of normal fluctuations in asset values. Asset allocations are consistent with stated investment policies and, as a general rule, periodically rebalanced back to target asset allocations. Asset allocations and investment performance are formally reviewed periodically throughout the year by the pension plan’s Investment Subcommittee. Forecasting of asset and liability growth is performed at least annually.

Cash Flows
The Company generally contributes to its tax-qualified pension plan based on minimum funding requirements determined under applicable federal laws and regulations. Employer contributions related to the nonqualified supplemental pension plans generally represent payments to retirees for current benefits. The Company contributed $78 million, $25 million and $25 million to its pension plans during 2021, 2020 and 2019, respectively. No contributions are required for the tax-qualified pension plan in 2022. The Company expects to make an immaterial amount of contributions for all other pension plans in 2022.

The Company estimates the following future benefit payments, which are calculated using the same actuarial assumptions used to measure the pension benefit obligation as of December 31, 2021:

In millions
2022	$371
2023	371
2024	371
2025	371
2026	368
2027-2031	1,776

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

None of the multiemployer pension plans in which the Company participates are individually significant to the Company. The Company’s contributions to multiemployer pension plans were $19 million, $19 million and $18 million in 2021, 2020 and 2019, respectively.

Other Postretirement Benefits

The Company provides postretirement health care and life insurance benefits to certain retirees who meet eligibility requirements. The Company’s funding policy is generally to pay covered expenses as they are incurred. For retiree medical plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates. As of December 31, 2021 and 2020, the Company’s other postretirement benefits had an accumulated postretirement benefit obligation of $207 million and $226 million, respectively. Net periodic benefit costs related to these other postretirement benefits were $4 million, $12 million and $7 million in 2021, 2020 and 2019, respectively.

The Company estimates the following future benefit payments, which are calculated using the same actuarial assumptions used to measure the accumulated other postretirement benefit obligation as of December 31, 2021:

In millions
2022	$12
2023	12
2024	12
2025	12
2026	12
2027-2031	60

Pursuant to various collective bargaining agreements, the Company also contributes to multiemployer health and welfare plans that cover certain union-represented employees. The plans provide postretirement health care and life insurance benefits to certain employees who meet eligibility requirements. The Company’s contributions to multiemployer health and welfare plans totaled $60 million, $54 million and $57 million in 2021, 2020 and 2019, respectively.

10.Income Taxes

The income tax provision for continuing operations consisted of the following for the years ended December 31, 2021, 2020 and 2019:

In millions	2021	2020	2019
Current:
Federal	$2,285	$2,615	$2,450
State	665	518	565
	2,950	3,133	3,015
Deferred:
Federal	(306)	(450)	(535)
State	(122)	(114)	(114)
	(428)	(564)	(649)
Total	$2,522	$2,569	$2,366

The following table is a reconciliation of the statutory income tax rate to the Company’s effective income tax rate for continuing operations for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.1	3.2	4.0
Health insurer fee	—	2.2	—
Basis difference upon disposition of subsidiary	—	(1.2)	—
Prior year refund claim	(1.2)	—	—
Other	0.3	1.1	1.3
Effective income tax rate	24.2%	26.3%	26.3%

The following table is a summary of the components of the Company’s deferred income tax assets and liabilities as of December 31, 2021 and 2020:

In millions	2021	2020
Deferred income tax assets:
Lease and rents	$5,563	$5,742
Inventory	99	80
Employee benefits	193	238
Bad debts and other allowances	489	395
Net operating loss and capital loss carryforwards	416	568
Deferred income	78	43
Insurance reserves	501	489
Payroll tax deferral	87	173
Other	396	500
Valuation allowance	(325)	(454)
Total deferred income tax assets	7,497	7,774
Deferred income tax liabilities:
Retirement benefits	(105)	(29)
Investments	(334)	(421)
Lease and rents	(4,947)	(5,368)
Depreciation and amortization	(8,381)	(8,750)
Total deferred income tax liabilities	(13,767)	(14,568)
Net deferred income tax liabilities	$(6,270)	$(6,794)

As of December 31, 2021, the Company had net operating and capital loss carryovers of $416 million, which expire between 2022 and 2041. The Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and the Company’s recent operating results. The Company established a valuation allowance of $325 million as of December 31, 2021 because it does not consider it more likely than not that these deferred tax assets will be recovered.

A reconciliation of the beginning and ending balance of unrecognized tax benefits in 2021, 2020 and 2019 is as follows:

In millions	2021	2020	2019
Beginning balance	$768	$655	$661
Additions based on tax positions related to the current year	3	3	4
Additions based on tax positions related to prior years	52	182	115
Reductions for tax positions of prior years	(33)	(56)	(111)
Expiration of statutes of limitation	(1)	(2)	(7)
Settlements	(7)	(14)	(7)
Ending balance	$782	$768	$655

CVS Health Corporation and most of its subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and local jurisdictions. CVS Health Corporation participated in the Compliance Assurance Process through 2019, which is a program made available by the U.S. Internal Revenue Service (“IRS”) to certain qualifying large taxpayers, under which participants work collaboratively with the IRS to identify and resolve potential tax issues through open, cooperative and transparent interaction prior to the annual filing of their federal income tax returns. The IRS has completed its examinations of the Company’s consolidated U.S. federal income tax returns for tax years through and including 2013 and 2018. The IRS has substantially completed its examinations of the Company’s consolidated U.S. federal income tax returns for tax years 2014 through 2017 and 2019.

CVS Health Corporation and its subsidiaries are also currently under income tax examinations by a number of state and local tax authorities. As of December 31, 2021, no examination has resulted in any proposed adjustments that would result in a material change to the Company’s operating results, financial condition or liquidity.

Substantially all material state and local income tax matters have been concluded for fiscal years through 2014. Certain state exams are likely to be concluded and certain state statutes of limitations will lapse in 2022, but the change in the balance of the Company’s uncertain tax positions is projected to be immaterial. In addition, it is reasonably possible that the Company’s unrecognized tax benefits could change within the next twelve months due to the anticipated conclusion of various examinations with the IRS for various years. An estimate of the range of the possible change cannot be made at this time.

The Company records interest expense related to unrecognized tax benefits and penalties in the income tax provision. The Company accrued interest expense of approximately $40 million, $34 million and $49 million in 2021, 2020 and 2019, respectively. The Company had approximately $151 million and $121 million accrued for interest and penalties as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate is approximately $669 million, after considering the federal benefit of state income taxes.

11.Stock Incentive Plans

The terms of the CVS Health 2017 Incentive Compensation Plan (“ICP”) provide for grants of annual incentive and long-term performance awards to executive officers and other officers and employees of the Company or any subsidiary of the Company, as well as equity compensation to outside directors of CVS Health Corporation. Payment of such annual incentive and long-term performance awards will be in cash, stock, other awards or other property, at the discretion of the Management Planning and Development Committee (the “MP&D Committee”) of the Board. The ICP allows for a maximum of 58 million shares of CVS Health Corporation common stock to be reserved and available for grants. As of December 31, 2021, there were approximately 30 million shares of CVS Health Corporation common stock available for future grants under the ICP.

Upon the acquisition of Aetna (the “Aetna Acquisition”) on November 28, 2018, approximately 22 million shares of Aetna common stock subject to awards outstanding under the Amended Aetna Inc. 2010 Stock Incentive Plan (“SIP”) were assumed by CVS Health Corporation. In addition, in accordance with the merger agreement, shares which were available for future issuance under the SIP were converted into approximately 32 million shares of CVS Health Corporation common stock reserved and available for issuance pursuant to future awards. Subsequent to the expiration of the SIP on May 21, 2020, the ICP is the only compensation plan under which the Company grants stock options, restricted stock and other stock-based awards to its employees.

Stock-Based Compensation Expense

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the stock award (generally three to five years) using the straight-line method. The following table is a summary of stock-based compensation for the years ended December 31, 2021, 2020 and 2019:

In millions	2021	2020	2019
Stock options and stock appreciation rights (“SARs”) (1)	$80	$71	$76
Restricted stock units and performance stock units	404	329	377
Total stock-based compensation	$484	$400	$453
_____________________________________________
(1)Includes the ESPP.

ESPP

The Company’s Employee Stock Purchase Plan (“ESPP”) provides for the purchase of up to 60 million shares of CVS Health Corporation common stock. Under the ESPP, eligible employees may purchase common stock at the end of each six month offering period at a purchase price equal to 90% of the lower of the fair market value on the first day or the last day of the offering period. During 2021, approximately 3 million shares of common stock were purchased under the provisions of the ESPP at an average price of $60.51 per share. As of December 31, 2021, approximately 31 million shares of common stock were available for issuance under the ESPP.

The fair value of stock-based compensation associated with the ESPP is estimated on the date of grant (the first day of the six month offering period) using the Black-Scholes option pricing model.

The following table is a summary of the assumptions used to value the ESPP awards for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Dividend yield (1)	1.34%	1.46%	1.70%
Expected volatility (2)	25.27%	37.21%	27.96%
Risk-free interest rate (3)	0.08%	0.81%	2.27%
Expected life (in years) (4)	0.5	0.5	0.5
Weighted-average grant date fair value	$12.55	$13.85	$10.51
_____________________________________________
(1)The dividend yield is calculated based on semi-annual dividends paid and the fair market value of CVS Health Corporation stock at the grant date.
(2)The expected volatility is estimated based on the historical volatility of CVS Health Corporation’s daily stock price over the previous six month period.
(3)The risk-free interest rate is selected based on the Treasury constant maturity interest rate whose term is consistent with the expected term of ESPP purchases (i.e., six months).
(4)The expected life is based on the semi-annual purchase period.

Restricted Stock Units and Performance Stock Units

The Company’s restricted stock units and performance stock units are considered nonvested share awards and require no payment from the employee. The fair value of the restricted stock units is based on the market price of CVS Health Corporation common stock on the grant date and is recognized on a straight-line basis over the vesting period. For each restricted stock unit granted, employees receive one share of common stock, net of taxes, at the end of the vesting period.

The Company’s performance stock units contain performance vesting conditions in addition to a service vesting condition. Vesting of the Company’s performance stock units is dependent upon the degree to which the Company achieves its performance goals, which are generally set for a three-year performance period and are approved at the time of grant by the MP&D Committee.

The fair value of performance stock units granted with service and performance vesting conditions is based on the market price of CVS Health Corporation common stock on the grant date and is recognized over the vesting period. Certain of the performance stock units also contain a market vesting condition based on the performance of CVS Health Corporation common stock relative to a comparator group. The fair value of these performance stock units is determined using a Monte Carlo simulation as of the grant date and is recognized over the vesting period.

As of December 31, 2021, there was $529 million of total unrecognized compensation cost related to the Company’s restricted stock units and performance stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock units vested during 2021, 2020 and 2019 was $406 million, $229 million and $265 million, respectively.

The following table is a summary of the restricted stock unit and performance stock unit activity for the year ended December 31, 2021:

In thousands, except weighted average grant date fair value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	14,824	$58.12
Granted	6,190	$74.39
Vested	(5,448)	$74.47
Forfeited	(1,236)	$63.40
Outstanding at end of year, nonvested	14,330	$63.02

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

All unvested Aetna SARs outstanding upon the acquisition of Aetna were converted into replacement CVS Health Corporation SARs. The replacement SARs granted are settled in CVS Health Corporation common stock, net of taxes, based on the appreciation of the stock price on the exercise date over the market price on the date of grant. The fair value of SARs is estimated using the Black-Scholes option pricing model, and stock-based compensation is recognized on a straight-line basis over the requisite service period. SARs generally become exercisable over a three-year period from the grant date. SARs generally expire ten years after the grant date. No SARs have been granted subsequent to the Aetna Acquisition.

The following table is a summary of stock option and SAR activity that occurred for the years ended December 31, 2021, 2020 and 2019:

In millions	2021	2020	2019
Cash received from stock options exercised (including ESPP)	$549	$264	$210
Payments for taxes for net share settlement of equity awards	168	88	112
Intrinsic value of stock options and SARs exercised	105	24	30
Fair value of stock options and SARs vested	224	252	467

The fair value of each stock option is estimated using the Black-Scholes option pricing model based on the following assumptions at the time of grant:

	2021	2020	2019
Dividend yield (1)	2.68%	3.42%	3.68%
Expected volatility (2)	27.10%	25.22%	21.76%
Risk-free interest rate (3)	1.13%	0.61%	0.56%
Expected life (in years) (4)	6.3	6.3	6.3
Weighted-average grant date fair value	$14.57	$8.78	$6.27
_____________________________________________
(1)The dividend yield is based on annual dividends paid and the fair market value of CVS Health Corporation stock at the grant date.
(2)The expected volatility is estimated based on the historical volatility of CVS Health Corporation’s daily stock price over a period equal to the expected life of each option grant after adjustments for infrequent events such as stock splits.
(3)The risk-free interest rate is selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued.
(4)The expected life represents the number of years the options are expected to be outstanding from grant date based on historical option or SAR holder exercise experience.

As of December 31, 2021, unrecognized compensation expense related to unvested stock options totaled $38 million, which the Company expects to be recognized over a weighted-average period of 2.0 years. After considering anticipated forfeitures, the Company expects approximately 9 million of the unvested stock options to vest over the requisite service period.

The following table is a summary of the Company’s stock option and SAR activity for the year ended December 31, 2021:

In thousands, except weighted average exercise price and remaining contractual term	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	23,955	$69.62
Granted	3,322	$74.66
Exercised	(6,366)	$63.41
Forfeited	(694)	$62.66
Expired	(1,156)	$87.42
Outstanding at end of year	19,061	$71.74	4.75	$603,137
Exercisable at end of year	9,704	$79.99	2.61	229,034
Vested at end of year and expected to vest in the future	18,709	$71.82	4.69	590,514

12.Shareholders’ Equity

Share Repurchases

The following share repurchase programs have been authorized by the Board:

In billions Authorization Date	Authorized	Remaining as of December 31, 2021
December 9, 2021 (“2021 Repurchase Program”)	$10.0	$10.0
November 2, 2016 (“2016 Repurchase Program”)	15.0	—

Each of the share Repurchase Programs was effective immediately. The 2016 Repurchase program was terminated effective December 9, 2021. The 2021 Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase (“ASR”) transactions, and/or other derivative transactions. The 2021 Repurchase Program can be modified or terminated by the Board at any time.

During the years ended December 31, 2021, 2020 and 2019, the Company did not repurchase any shares of common stock pursuant to the 2016 or 2021 Repurchase Programs.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $1.5 billion fixed dollar ASR with Barclays Bank PLC (“Barclays”). Upon payment of the $1.5 billion purchase price on January 4, 2022, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $1.5 billion notional amount of the ASR or approximately 11.6 million shares at a price of $103.34 per share, which were placed into treasury stock in January 2022. At the conclusion of the ASR, the Company may receive additional shares equal to the remaining 20% of the $1.5 billion notional amount. The ultimate number of shares the Company may receive will depend on the daily volume-weighted average price of the Company’s stock over an averaging period, less a discount. It is also possible, depending on such weighted average price, that the Company will have an obligation to Barclays which, at the Company’s option, could be settled in additional cash or by issuing shares. Under the terms of the ASR, the maximum number of shares that could be delivered to the Company is 29.0 million.

Dividends

The quarterly cash dividend declared by the Board was $0.50 per share in 2021 and 2020. In December 2021, the Board authorized a 10% increase in the quarterly cash dividend to $0.55 per share effective in 2022. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

Regulatory Requirements

The Company’s insurance business operations are conducted through subsidiaries that principally consist of health maintenance organizations (“HMOs”) and insurance companies. The Company’s HMO and insurance subsidiaries report their financial statements in accordance with accounting practices prescribed by state regulatory authorities which may differ from GAAP. The combined statutory net income for the years ended and estimated combined statutory and capital surplus at December 31, 2021, 2020 and 2019 for the Company’s insurance and HMO subsidiaries were as follows:

In millions	2021	2020	2019
Statutory net income	$3,302	$3,667	$2,842
Estimated statutory capital and surplus	14,879	13,238	10,975

The Company’s insurance and HMO subsidiaries paid $1.6 billion of gross dividends to the Company for the year ended December 31, 2021.

In addition to general state law restrictions on payments of dividends and other distributions to stockholders applicable to all corporations, HMOs and insurance companies are subject to further regulations that, among other things, may require those companies to maintain certain levels of equity and restrict the amount of dividends and other distributions that may be paid to their equity holders. In addition, in connection with the Aetna Acquisition, the Company made certain undertakings that require prior regulatory approval of dividends by certain of its HMOs and insurance companies. At December 31, 2021, these amounts were as follows:

In millions
Estimated minimum statutory surplus required by regulators	$7,261
Investments on deposit with regulatory bodies	794
Estimated maximum dividend distributions permitted in 2022 without prior regulatory approval	2,939

Noncontrolling Interests

At December 31, 2021 and 2020, noncontrolling interests were $306 million and $312 million, respectively, primarily related to third party interests in the Company’s operating entities. The noncontrolling entities’ share is included in total shareholders’ equity on the consolidated balance sheets.

13.Other Comprehensive Income

Shareholders’ equity included the following activity in accumulated other comprehensive income in 2021, 2020 and 2019:

	At December 31,
In millions	2021	2020	2019
Net unrealized investment gains (losses):
Beginning of year balance	$1,214	$774	$97
Other comprehensive income (loss) before reclassifications ($(489), $497 and $927 pretax)	(410)	415	763
Amounts reclassified from accumulated other comprehensive income ($(32), $31 and $(105) pretax) (1)	(26)	25	(86)
Other comprehensive income (loss)	(436)	440	677
End of year balance	778	1,214	774

Foreign currency translation adjustments:
Beginning of year balance	7	4	(158)
Other comprehensive income (loss) before reclassifications	(7)	3	8
Amounts reclassified from accumulated other comprehensive income (loss) (2)	—	—	154
Other comprehensive income (loss)	(7)	3	162
End of year balance	—	7	4

Net cash flow hedges:
Beginning of year balance	248	279	312
Other comprehensive loss before reclassifications ($0, $(7) and $(25) pretax)	—	(5)	(18)
Amounts reclassified from accumulated other comprehensive income ($(34), $(35) and $(20) pretax) (3)	(26)	(26)	(15)
Other comprehensive loss	(26)	(31)	(33)
End of year balance	222	248	279

Pension and other postretirement benefits:
Beginning of year balance	(55)	(38)	(149)
Other comprehensive income (loss) before reclassifications ($20, $(30) and $162 pretax)	15	(22)	120
Amounts reclassified from accumulated other comprehensive loss ($6, $7 and $(12) pretax) (4)	5	5	(9)
Other comprehensive income (loss)	20	(17)	111
End of year balance	(35)	(55)	(38)

Total beginning of year accumulated other comprehensive income	1,414	1,019	102
Total other comprehensive income (loss)	(449)	395	917
Total end of year accumulated other comprehensive income	$965	$1,414	$1,019
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
(3)Amounts reclassified from accumulated other comprehensive income for specifically identified cash flow hedges are included within interest expense in the consolidated statements of operations. The Company expects to reclassify approximately $11 million, net of tax, in net gains associated with its cash flow hedges into net income within the next 12 months.
(4)Amounts reclassified from accumulated other comprehensive loss for specifically identified pension and other postretirement benefits are included in other income in the consolidated statements of operations.

14.Earnings Per Share

Earnings per share is computed using the two-class method. SARs and options to purchase 7 million, 15 million, and 17 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the years ended December 31, 2021, 2020 and 2019, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following is a reconciliation of basic and diluted earnings per share from continuing operations for the years ended December 31, 2021, 2020 and 2019:

In millions, except per share amounts	2021	2020	2019
Numerator for earnings per share calculation:
Income from continuing operations	$7,898	$7,201	$6,631
Income allocated to participating securities	—	—	(5)
Net (income) loss attributable to noncontrolling interests	12	(13)	3
Income from continuing operations attributable to CVS Health	$7,910	$7,188	$6,629

Denominator for earnings per share calculation:
Weighted average shares, basic	1,319	1,309	1,301
Effect of dilutive securities	10	5	4
Weighted average shares, diluted	1,329	1,314	1,305

Earnings per share from continuing operations:
Basic	$6.00	$5.49	$5.10
Diluted	$5.95	$5.47	$5.08

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

In January 2022, the Company entered into two four-year reinsurance agreements with an unrelated reinsurer that allow it to reduce required capital and provide collateralized excess of loss reinsurance coverage on a portion of the Health Care Benefits segment’s group Commercial Insured business.

Reinsurance recoverables (recorded as other current assets or other assets on the consolidated balance sheets) at December 31, 2021 and 2020 were as follows:

In millions	2021	2020
Reinsurer
Hartford Life and Accident Insurance Company	$1,887	$2,364
Lincoln Life & Annuity Company of New York	395	406
VOYA Retirement Insurance and Annuity Company	167	170
All Other	100	115
Total	$2,549	$3,055

Direct, assumed and ceded premiums earned for the years ended December 31, 2021, 2020 and 2019 were as follows:

In millions	2021	2020	2019
Direct	$76,320	$69,711	$62,968
Assumed	492	478	2,108
Ceded	(680)	(825)	(1,954)
Net premiums	$76,132	$69,364	$63,122

The impact of reinsurance on benefit costs for the years ended December 31, 2021, 2020 and 2019 were as follows:

In millions	2021	2020	2019
Direct	$64,414	$56,077	$52,592
Assumed	398	329	1,562
Ceded	(552)	(727)	(1,625)
Net benefit costs	$64,260	$55,679	$52,529

There is not a material difference between premiums on a written basis versus an earned basis.

The Company also has various agreements with unrelated reinsurers that do not qualify for reinsurance accounting under GAAP, and consequently are accounted for using deposit accounting. The Company entered into these contracts to reduce the risk of catastrophic loss which in turn reduces the Company’s capital and surplus requirements. Total deposit assets and liabilities related to reinsurance agreements that do not qualify for reinsurance accounting under GAAP were not material as of December 31, 2021 or 2020.

16.Commitments and Contingencies

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

Guarantees

The Company has the following significant guarantee arrangements at December 31, 2021:

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
•Separate Accounts Assets - Certain Separate Accounts assets associated with the large case pensions business in the Corporate/Other segment represent funds maintained as a contractual requirement to fund specific pension annuities that the Company has guaranteed. Minimum contractual obligations underlying the guaranteed benefits in these Separate Accounts were approximately $1.3 billion and $1.4 billion at December 31, 2021 and 2020, respectively. See Note 1 ‘‘Significant Accounting Policies’’ for additional information on Separate Accounts. Contract holders assume all investment and mortality risk and are required to maintain Separate Accounts balances at or above a specified level. The level of required funds is a function of the risk underlying the Separate Account’s investment strategy. If contract holders do not maintain the required level of Separate Accounts assets to meet the annuity guarantees, the Company would establish an additional liability. Contract holders’ balances in the Separate Accounts at December 31, 2021 exceeded the value of the guaranteed benefit obligation. As a result, the Company was not required to maintain any additional liability for its related guarantees at December 31, 2021.

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations, and any significant adverse impact of COVID-19 on such purchasers and/or former subsidiaries increases the risk that the Company will be required to satisfy those obligations. As of December 31, 2021, the Company guaranteed 72 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the consolidated balance sheets), with the maximum remaining lease term extending through 2030.

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

The Company’s total guaranty fund assessments liability was immaterial at both December 31, 2021 and 2020.

Litigation and Regulatory Proceedings

The Company has been involved or is currently involved in numerous legal proceedings, including litigation, arbitration, government investigations, audits, reviews and claims. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, the U.S. Department of Justice (the “DOJ”), state attorneys general, the U.S. Drug Enforcement Administration (the “DEA”) and other governmental authorities.

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
The Company is facing multiple lawsuits, including by a State Attorney General, governmental subdivisions and several putative class actions, regarding drug pricing and its rebate arrangements with drug manufacturers. These complaints, brought by a number of different types of plaintiffs under a variety of legal theories, generally allege that rebate agreements between the drug manufacturers and PBMs caused inflated prices for certain drug products. The Company is defending itself against these claims. The Company has also received subpoenas, civil investigative demands (“CIDs”) and other requests for documents and information from, and is being investigated by, Attorneys General of multiple states and the District of Columbia regarding its PBM practices, including pricing and rebates. The Company has been providing documents and information in response to these subpoenas, CIDs and requests for information.

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

Controlled Substances Litigation, Audits and Subpoenas

In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against various defendants by plaintiffs such as counties, cities, hospitals, Indian tribes and third-party payors, alleging claims generally concerning the impacts of widespread prescription opioid abuse. The consolidated multidistrict litigation captioned In re National Prescription Opiate Litigation (MDL No. 2804) is pending in the U.S. District Court for the Northern District of Ohio. This multidistrict litigation presumptively includes hundreds of relevant federal court cases that name the Company as a defendant. A significant number of similar cases that name the Company as a defendant in some capacity are pending in state courts. In addition, the Company has been named as a defendant in similar cases brought by certain state Attorneys General. The Company is defending itself against all such claims. Additionally, the Company has received subpoenas, CIDs and/or other requests for information regarding opioids from state Attorneys General and insurance and other regulators of several U.S. jurisdictions. The Company has been cooperating with the government with respect to these subpoenas, CIDs and other requests for information. In November 2021, the Company was among the chain pharmacies found liable by a jury in a trial in federal court in Ohio; the remedy pursuant to that verdict has not been determined and the Company plans to appeal.

In January 2020, the DOJ served the Company with a DEA administrative subpoena. The subpoena seeks documents relating to practices with respect to prescription opioids and other controlled substances at CVS Pharmacy locations concerning potential violations of the federal Controlled Substances Act and the federal False Claims Act. In January 2022, the DOJ served the Company with a CID regarding similar subjects. The Company is providing documents and information in response to these matters.

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

CMS Actions

CMS regularly audits the Company’s performance to determine its compliance with CMS’s regulations and its contracts with CMS and to assess the quality of services it provides to Medicare beneficiaries. CMS uses various payment mechanisms to allocate and adjust premium payments to the Company’s and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information prepared, maintained and provided by providers. The Company collects claim and encounter data from providers and generally relies on providers to appropriately code their submissions to the Company and document their medical records, including the diagnosis data submitted to the Company with claims. CMS pays increased premiums to Medicare Advantage plans and Medicare PDP plans for members who have certain medical conditions identified with specific diagnosis codes. Federal regulators review and audit the providers’ medical records to determine whether those records support the related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to the Company. In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including certain of the Company’s plans, to validate coding practices and supporting medical record documentation maintained by providers and the resulting risk adjusted premium payments to the plans. CMS may require the Company to refund premium payments if the Company’s risk adjusted premiums are not properly supported by medical record data. The Office of the Inspector General of the HHS (the “OIG”) also is auditing the Company’s risk adjustment-related data and that of other companies. The Company expects CMS and the OIG to continue these types of audits.

In 2012, CMS revised its audit methodology for RADV audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under the revised methodology, among other things, CMS will extrapolate the error rate identified in the audit sample of approximately 200 members to all risk adjusted premium payments made under the contract being audited. For contract years prior to 2011, CMS did not extrapolate sample error rates to the entire contract. As a result, the revised methodology may increase the Company’s exposure to premium refunds to CMS based on incomplete medical records maintained by providers. Since 2013, CMS has selected certain of the Company’s Medicare Advantage contracts for various contract years for RADV audit, and the number of RADV audits continues to increase. The Company is currently unable to predict which of its Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to the Company, the effect of any such refunds or adjustments on the actuarial soundness of the Company’s Medicare Advantage bids, or whether any RADV audit findings would require the Company to change its method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in the Company’s bids for prior contract years, the current contract year or future contract years. Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV, Public Exchange related or other audits by CMS, the OIG or otherwise, including audits of the Company’s MLR rebates, methodology and/or reports, could be material and could adversely affect the Company’s operating results, cash flows and/or financial condition.

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

In August and September 2020, two class actions under the Employee Retirement Income Security Act of 1974 (“ERISA”) were filed in the U.S. District Court for the District of Connecticut against CVS Health, Aetna, and several current and former executives, directors and/or members of Aetna’s Compensation and Talent Management Committee: Radcliffe v. Aetna Inc., et al. and Flaim v. Aetna Inc., et al. The plaintiffs in these cases assert a variety of causes of action premised on allegations that the defendants breached fiduciary duties and engaged in prohibited transactions relating to participants in the Aetna 401(k) Plan’s investment in company stock between December 3, 2017 and February 20, 2019, claiming losses related to the performance of the Company’s LTC business unit. The district court consolidated the actions and the Company is defending itself against these claims. In October 2021, the consolidated case was dismissed without prejudice. Plaintiffs may seek leave to file an amended complaint. The Company also received a related document request pursuant to ERISA § 104(b), to which the Company has responded.

In December 2021, the Company received a demand for inspection of books and records pursuant to Delaware Corporation Law Section 220 (the “Demand”). The Demand purports to be related to potential breaches of fiduciary duties by the Board in relation to certain matters concerning opioids.

Other Legal and Regulatory Proceedings

The Company is also a party to other legal proceedings and is subject to government investigations, inquiries and audits and has received and is cooperating with the government in response to CIDs, subpoenas or similar process from various governmental agencies requesting information. These other legal proceedings and government actions include claims of or relating to bad faith, medical or professional malpractice, breach of fiduciary duty, claims processing, dispensing of medications, non-compliance with state and federal regulatory regimes, marketing misconduct, denial of or failure to timely or appropriately pay or administer claims and benefits, provider network structure (including the use of performance-based networks and termination of provider contracts), rescission of insurance coverage, improper disclosure or use of personal information, anticompetitive practices, general contractual matters, product liability, intellectual property litigation and employment litigation. Some of these other legal proceedings are or are purported to be class actions or derivative claims. The Company is defending itself against the claims brought in these matters.

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

As a leading national health solutions company, the Company regularly is the subject of government actions of the types described above. These government actions may prevent or delay the Company from implementing planned premium rate increases and may result, and have resulted, in restrictions on the Company’s businesses, changes to or clarifications of the Company’s business practices, retroactive adjustments to premiums, refunds or other payments to members, beneficiaries, states or the federal government, withholding of premium payments to the Company by government agencies, assessments of damages, civil or criminal fines or penalties, or other sanctions, including the possible suspension or loss of licensure and/or suspension or exclusion from participation in government programs.

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

17.Segment Reporting

The Company has three operating segments, Health Care Benefits, Pharmacy Services and Retail/LTC, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the Company’s chief operating decision maker (the “CODM”) evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income, which is defined as operating income (GAAP measure) excluding the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. See the reconciliation of consolidated operating income (GAAP measure) to consolidated adjusted operating income below for further context regarding the items excluded from operating income in determining adjusted operating income. The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

In 2021, 2020 and 2019, revenues from the federal government accounted for 17%, 16% and 16%, respectively, of the Company’s consolidated total revenues, primarily related to contracts with CMS for coverage of Medicare-eligible individuals within the Health Care Benefits segment.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Pharmacy Services (1)	Retail/ LTC	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
2021:
Revenues from external customers	$81,515	$143,194	$66,078	$125	$—	$290,912
Intersegment revenues	85	9,828	34,010	—	(43,923)	—
Net investment income	586	—	17	596	—	1,199
Total revenues	82,186	153,022	100,105	721	(43,923)	292,111
Adjusted operating income (loss)	5,012	6,859	7,623	(1,471)	(711)	17,312
Depreciation and amortization	1,837	576	1,884	215	—	4,512
2020:
Revenues from external customers	74,926	132,663	60,208	111	—	267,908
Intersegment revenues	58	9,275	30,990	—	(40,323)	—
Net investment income	483	—	—	315	—	798
Total revenues	75,467	141,938	91,198	426	(40,323)	268,706
Adjusted operating income (loss)	6,188	5,688	6,146	(1,306)	(708)	16,008
Depreciation and amortization	1,832	612	1,801	196	—	4,441
2019:
Revenues from external customers	68,979	130,428	56,258	100	—	255,765
Intersegment revenues	26	11,063	30,350	—	(41,439)	—
Net investment income	599	—	—	412	—	1,011
Total revenues	69,604	141,491	86,608	512	(41,439)	256,776
Adjusted operating income (loss)	5,202	5,129	6,705	(1,000)	(697)	15,339
Depreciation and amortization	1,721	766	1,723	161	—	4,371
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $11.6 billion, $10.9 billion and $11.5 billion of retail co-payments for 2021, 2020 and 2019, respectively. See Note 1 ‘‘Significant Accounting Policies’’ for additional information about retail co-payments.
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

The following is a reconciliation of consolidated operating income to adjusted operating income for the years ended December 31, 2021, 2020 and 2019:

In millions	2021	2020	2019
Operating income (GAAP measure)	$13,193	$13,911	$11,987
Amortization of intangible assets (1)	2,259	2,341	2,436
Acquisition-related integration costs (2)	132	332	480
Store impairments (3)	1,358	—	231
Goodwill impairment (4)	431	—	—
Acquisition purchase price adjustment outside of measurement period (5)	(61)	—	—
(Gain) loss on divestiture of subsidiary (6)	—	(269)	205
Receipt of fully reserved ACA risk corridor receivable (7)	—	(307)	—
Adjusted operating income	$17,312	$16,008	$15,339
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
(2)In 2021, 2020 and 2019, acquisition-related integration costs relate to the Aetna Acquisition. The acquisition-related integration costs are reflected in the Company’s GAAP consolidated statements of operations in operating expenses within the Corporate/Other segment.
(3)During the year ended December 31, 2021, the store impairment charge relates to the write down of operating lease right-of-use assets and property and equipment in connection with the planned closure of approximately 900 retail stores between 2022 and 2024. During the year ended December 31, 2019, the store impairment charges related to the write down of operating lease right-of-use assets in connection with the planned closure of 68 underperforming retail pharmacy stores in 2019 and 2020. The store impairment charges are reflected in the Company’s GAAP consolidated statements of operations within the Retail/LTC segment.
(4)During the year ended December 31, 2021, the goodwill impairment charge relates to the LTC reporting unit within the Retail/LTC segment.
(5)In June 2021, the Company received $61 million related to a purchase price working capital adjustment for an acquisition completed during the first quarter of 2020. The resolution of this matter occurred subsequent to the acquisition accounting measurement period and is reflected in the Company’s GAAP consolidated statement of operations for the year ended December 31, 2021 as a reduction of operating expenses within the Health Care Benefits segment.
(6)In 2020, the gain on divestiture of subsidiary represents the pre-tax gain on the sale of the Workers’ Compensation business, which the Company sold on July 31, 2020 for approximately $850 million. The gain on divestiture is reflected as a reduction of operating expenses in the Company’s GAAP consolidated statement of operations within the Health Care Benefits segment. In 2019, the loss on divestiture of subsidiary represents the pre-tax loss on the sale of Onofre, which occurred on July 1, 2019. The loss on divestiture primarily relates to the elimination of the cumulative translation adjustment from accumulated other comprehensive income and is reflected in the Company’s GAAP consolidated statement of operations in operating expenses within the Retail/LTC segment.
(7)In 2020, the Company received $313 million owed to it under the ACA’s risk corridor program that was previously fully reserved for as payment was uncertain. After considering offsetting items such as the ACA’s minimum MLR rebate requirements and premium taxes, the Company recognized pre-tax income of $307 million in the Company’s GAAP consolidated statement of operations within the Health Care Benefits segment.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Opinion on Internal Control over Financial Reporting

We have audited CVS Health Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CVS Health Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 9, 2022, expressed an unqualified opinion thereon.

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
February 9, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CVS Health Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2022, expressed an unqualified opinion thereon.

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

Annual goodwill impairment test of the Commercial Business reporting unit
Description of the Matter
At December 31, 2021, the Company’s goodwill related to the Commercial Business reporting unit was $26.5 billion. As discussed in Note 1 to the consolidated financial statements, goodwill is not amortized, but rather is subject to an annual impairment review, or more frequent reviews, if events and circumstances indicate an impairment exists.

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

To test the estimated fair value of the Commercial Business reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions to the reporting unit’s historical results and third-party industry data. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the key assumptions. We involved valuation specialists to assist in our assessment of the methodology and significant assumptions (such as the discount rate) used by the Company. In addition, we tested management’s reconciliation of the fair value of all reporting units to the market capitalization of the Company.
Valuation of health care costs payable
Description of the Matter
At December 31, 2021, the incurred but not reported (“IBNR”) liabilities represented $6.6 billion of $8.8 billion of health care costs payable. As discussed in Note 1 to the consolidated financial statements, the Company’s liability for health care costs payable includes estimated payments for (1) services rendered to members but not yet reported and (2) claims that have been reported but not yet paid, each as of the financial statement date (collectively, “IBNR”). The estimated IBNR liability is developed utilizing actuarial principles and assumptions that include historical and projected claim submission and processing patterns, historical and assumed medical cost trends, historical utilization of medical services, claim inventory levels, changes in membership and product mix, seasonality and other relevant factors to record the actuarial best estimate of health care costs payable. There is significant uncertainty inherent in determining management’s actuarial best estimate of health care costs payable. In particular, the estimate is sensitive to the assumed completion factors and the assumed health care cost trend rates.

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
February 9, 2022

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (f) and 15d-15(f) under the Securities Exchange Act of 1934) as of December 31, 2021, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective at a reasonable assurance level and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to such officers on a timely basis.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements. In order to ensure the Company’s internal control over financial reporting is effective, management regularly assesses such control and did so most recently for its financial reporting as of December 31, 2021.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). This evaluation included review of the documentation, evaluation of the design effectiveness and testing of the operating effectiveness of controls. The Company’s system of internal control over financial reporting is enhanced by periodic reviews by the Company’s internal auditors, written policies and procedures and a written Code of Conduct adopted by CVS Health Corporation’s Board of Directors, applicable to all employees of the Company. In addition, the Company has an internal Disclosure Committee, comprised of management from each functional area within the Company, which performs a separate review of disclosure controls and procedures. There are inherent limitations in the effectiveness of any system of internal control over financial reporting.

Based on management’s assessment, management concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance that assets are safeguarded and that the financial records are reliable for preparing financial statements as of December 31, 2021.

Ernst & Young LLP, the Company’s independent registered public accounting firm, is appointed by CVS Health Corporation’s Board of Directors and ratified by CVS Health Corporation’s stockholders. They were engaged to render an opinion regarding the fair presentation of the Company’s consolidated financial statements as well as conducting an audit of internal control over financial reporting. Their reports included in Item 8 of this Form 10-K are based upon audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

No events have occurred during the fourth quarter ended December 31, 2021 that would require disclosure under this item.

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

The following table summarizes information about the registrant’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (2) (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1) (c)
Equity compensation plans approved by stockholders (3)	29,075	$74.09	29,585
Equity compensation plans not approved by stockholders (4)	5,064	43.63	—
Total	34,139	$72.68	29,585
_____________________________________________
(1)Shares in thousands.
(2)Consists of: (i) 17,575 shares of common stock underlying outstanding options, (ii) 854 shares of common stock issuable upon the exercise of outstanding stock appreciation rights (“SARs”) and (iii) 15,710 shares of common stock issuable on the vesting of outstanding restricted stock units, deferred stock units and performance stock units, assuming target level performance in the case of performance stock units. The number of shares included with respect to outstanding SARs is the number of shares of CVS Health Corporation common stock that would have been issued had the SARs been exercised based on the closing price per share of CVS Health Corporation common stock on December 31, 2021, as reported on the NYSE, which was $103.16.
(3)Consists of the CVS Health 2017 Incentive Compensation Plan.
(4)Consists of the Amended Aetna Inc. 2010 Stock Incentive Plan (the “Aetna Stock Plan”). The Aetna Stock Plan expired on May 21, 2020, therefore there are no securities available for future issuance under this plan.

The Aetna Stock Plan was last approved by Aetna’s shareholders at Aetna’s 2017 Annual Meeting on May 19, 2017. The Company elected to continue to grant awards under the Aetna Stock Plan to employees of Aetna and its subsidiaries following the completion of the Company’s acquisition of Aetna. The Aetna Stock Plan was designed to promote the Company’s interests and those of its stockholders and to further align the interests of stockholders and employees by tying awards to total return to stockholders, enabling plan participants to acquire additional equity interests in the Company and providing compensation opportunities dependent upon the Company’s performance. The Aetna Stock Plan was not submitted to the Company’s stockholders and expired on May 21, 2020. Under the Aetna Stock Plan, eligible participants could be granted stock options to purchase shares of CVS Health Corporation common stock, SARs, time-vesting and/or performance-vesting incentive stock or incentive units and other stock-based awards.

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

4.3	Form of the Registrant’s 2021 Floating Rate Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.4	Form of the Registrant’s 2021 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.5	Form of the Registrant’s 2023 Note (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.6	Form of the Registrant’s 2025 Note (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.7	Form of the Registrant’s 2028 Note (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.8	Form of the Registrant’s 2038 Note (incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.9	Form of the Registrant’s 2048 Note (incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.10	Form of the Registrant’s 2024 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 15, 2019).
4.11	Form of the Registrant’s 2026 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 15, 2019).
4.12	Form of the Registrant’s 2029 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 15, 2019).
4.13	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.14	Form of the Registrant’s 2030 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.15	Form of the Registrant’s 2040 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).

4.16	Form of the Registrant’s 2050 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.17	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).
4.18	Form of the Registrant’s 2030 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).
4.19	Form of the Registrant’s 2040 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).
4.20	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2020).
4.21	Form of the Registrant’s 2031 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 16, 2020).
4.22	Form of the 2031 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2021).
4.23	Material terms of outstanding securities that are registered under Section 12 of the 1934 Act as required by Item 202(a)-(d) and (f) of Regulation S-K.

10	Material Contracts
10.1
Five Year Credit Agreement dated as of May 11, 2021, by and among the Registrant, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021).

10.2
Five Year Credit Agreement, dated as of May 16, 2019, by and among the Registrant, the lenders party thereto and Bank of America N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019).

10.3
Amendment No. 1 to Five Year Credit Agreement dated as of May 16, 2019, to the Five Year Credit Agreement dated as of May 17, 2018, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019).

10.4
Five Year Credit Agreement dated as of May 17, 2018, by and among the Registrant, the lenders party thereto and The Bank of New York Mellon, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018).

10.5*
The Registrant’s Supplemental Retirement Plan I for Select Senior Management, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009).

10.6*
Form of Enterprise Non-Competition, Non-Disclosure and Developments Agreement between the Registrant and certain of the Registrant’s executive officers (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.7*
The Registrant’s Deferred Stock Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.8*	The Registrant’s 2007 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed May 19, 2020).
10.9*	Universal 409A Definition Document, as amended (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).
10.10*	The Registrant’s Amended and Restated Deferred Compensation Plan.
10.11*	The Registrant’s Partnership Equity Program, as amended (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).
10.12*
The Registrant’s Performance-Based Restricted Stock Unit Plan, as amended (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.13*	The Registrant’s 2017 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed May 19, 2020).
10.14*	The Registrant’s Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).
10.15*	The Registrant’s Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).
10.16*
Form of Non-Qualified Stock Option Agreement between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.17*
Form of Restricted Stock Unit Agreement - Annual Grant - between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.18*
Form of Performance-Based Restricted Stock Unit Agreement between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.19*
Form of Partnership Equity Program Participant Purchased RSUs, Company Matching RSUs and Company Matching Options Agreement (Pre-Tax) (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.20*
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

10.22*
Form of Performance Stock Unit Agreement (LTIP) - Annual Grant between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.23*
Form of Performance Stock Unit Agreement - Annual Grant between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020).

10.24*	The Registrant’s Management Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
10.25*	The Registrant’s Amended and Restated Severance Plan for Non-Store Employees dated October 11, 2021.
10.26*
The Registrant’s Performance-Based Restricted Stock Unit Program, as amended (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

10.27*
Form of Non-Qualified Stock Option Agreement between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

10.28*
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

10.32*
Form of Performance Stock Unit Agreement - Annual Grant between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019).

10.33*
Amended and Restated Employment Agreement between the Registrant and Larry Merlo (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.34*
Amendment dated as of December 21, 2012 to the Amended and Restated Employment Agreement between the Registrant and Larry Merlo (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.35*
Form of Non-Qualified Stock Option Agreement - Annual Grant between the Registrant and Larry Merlo (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.36*
Form of Restricted Stock Unit Agreement - Annual Grant between the Registrant and Larry Merlo (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.37*
Amendment dated January 22, 2015 to Nonqualified Stock Option Agreements between the Registrant and Larry Merlo (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 23, 2015).

10.38*
Form of Performance Stock Unit Agreement - Annual Grant between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019).

10.39*
Change in Control Agreement effective as of July 19, 2010 between the Registrant and Eva Boratto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.40*
Restrictive Covenant Agreement dated June 21, 2019 between the Registrant and Eva Boratto (incorporated by reference to Exhibit 10.48 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.41*
Separation Agreement dated June 9, 2021 between CVS Pharmacy, Inc. and Eva C. Boratto (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021).

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

10.44*
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

10.46*
Change in Control Agreement dated October 1, 2012 between the Registrant and Thomas Moriarty (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015).

10.47*
Restrictive Covenant Agreement dated July 8, 2019 between the Registrant and Thomas Moriarty (incorporated by reference to Exhibit 10.56 of the Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 2019).

10.48*
Amended and Restated Employment Agreement dated November 5, 2020 between the Registrant and Karen S. Lynch (incorporated by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.49*
Restrictive Covenant Agreement dated November 6, 2020 between the Registrant and Karen S. Lynch (incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.50*
Restrictive Covenant Agreement dated September 29, 2020 between the Registrant and Alan Lotvin (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021).

10.51*
Change in Control Agreement dated October 15, 2012 between the Registrant and Alan Lotvin (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021).

10.52*
Letter Agreement dated May 16, 2021 between the Registrant and Shawn Guertin (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021).

10.53*
Restrictive Covenant Agreement dated May 16, 2021 between CVS Pharmacy, Inc. and Shawn Guertin (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021).

10.54*
Change in Control Agreement dated May 16, 2021 between the Registrant and Shawn Guertin (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021).

10.55*	Form of Nonqualified Stock Option Agreement between the Registrant and selected employees of the Registrant.
10.56*	Descriptions of certain arrangements not embodied in formal documents as described under the heading “Non-Employee Director Compensation” are incorporated herein by reference to the Proxy Statement (when filed).

21	Subsidiaries of the registrant
21.1	Subsidiaries of CVS Health Corporation.

23	Consents of experts and counsel
23.1	Consent of Ernst & Young LLP.

31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification by the Chief Executive Officer.
31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications
32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101	Interactive Data File
101	The following materials from the CVS Health Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2021 formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104
104	Cover Page Interactive Data File - The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS HEALTH CORPORATION
Date:	February 9, 2022	By:	/s/ SHAWN M. GUERTIN
Shawn M. Guertin
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ FERNANDO AGUIRRE	Director	February 9, 2022
Fernando Aguirre

/s/ C. DAVID BROWN II	Director	February 9, 2022
C. David Brown II

/s/ JAMES D. CLARK	Senior Vice President - Controller and Chief	February 9, 2022
James D. Clark	Accounting Officer (Principal Accounting Officer)

/s/ ALECIA A. DECOUDREAUX	Director	February 9, 2022
Alecia A. DeCoudreaux

/s/ NANCY-ANN M. DEPARLE	Director	February 9, 2022
Nancy-Ann M. DeParle

/s/ DAVID W. DORMAN	Chair of the Board and Director	February 9, 2022
David W. Dorman

/s/ ROGER N. FARAH	Director	February 9, 2022
Roger N. Farah

/s/ ANNE M. FINUCANE	Director	February 9, 2022
Anne M. Finucane

/s/ SHAWN M. GUERTIN	Executive Vice President and Chief Financial	February 9, 2022
Shawn M. Guertin	Officer (Principal Financial Officer)

/s/ EDWARD J. LUDWIG	Director	February 9, 2022
Edward J. Ludwig

/s/ KAREN S. LYNCH	President and Chief Executive Officer	February 9, 2022
Karen S. Lynch	(Principal Executive Officer) and Director

/s/ JEAN-PIERRE MILLON	Director	February 9, 2022
Jean-Pierre Millon

/s/ MARY L. SCHAPIRO	Director	February 9, 2022
Mary L. Schapiro

/s/ WILLIAM C. WELDON	Director	February 9, 2022
William C. Weldon

/s/ TONY L. WHITE	Director	February 9, 2022
Tony L. White