Form 10-Q
period 2022-03-31
CVS HEALTH Corp
filed 2022-05-04
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of April 27, 2022, the registrant had 1,311,309,074 shares of common stock issued and outstanding.

Form 10-Q Table of Contents
Part I.Financial Information

Item 1.Financial Statements

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2022	2021
Revenues:
Products	$52,522	$47,387
Premiums	21,631	18,960
Services	2,505	2,453
Net investment income	168	297
Total revenues	76,826	69,097
Operating costs:
Cost of products sold	45,509	40,894
Benefit costs	17,951	15,704
Operating expenses	9,876	8,922
Total operating costs	73,336	65,520
Operating income	3,490	3,577
Interest expense	586	657
Other income	(42)	(50)
Income before income tax provision	2,946	2,970
Income tax provision	633	746
Net income	2,313	2,224
Net income attributable to noncontrolling interests	(1)	(1)
Net income attributable to CVS Health	$2,312	$2,223

Net income per share attributable to CVS Health:
Basic	$1.76	$1.69
Diluted	$1.74	$1.68
Weighted average shares outstanding:
Basic	1,312	1,313
Diluted	1,328	1,322
Dividends declared per share	$0.55	$0.50

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
In millions	2022	2021
Net income	$2,313	$2,224
Other comprehensive loss, net of tax:
Net unrealized investment losses	(1,155)	(386)
Foreign currency translation adjustments	3	(2)
Net cash flow hedges	(3)	(4)
Other comprehensive loss	(1,155)	(392)
Comprehensive income	1,158	1,832
Comprehensive income attributable to noncontrolling interests	(1)	(1)
Comprehensive income attributable to CVS Health	$1,157	$1,831

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$8,442	$9,408
Investments	2,900	3,117
Accounts receivable, net	26,451	24,431
Inventories	18,160	17,760
Other current assets	5,530	5,292
Total current assets	61,483	60,008
Long-term investments	22,595	23,025
Property and equipment, net	12,844	12,896
Operating lease right-of-use assets	18,801	19,122
Goodwill	79,060	79,121
Intangible assets, net	28,543	29,026
Separate accounts assets	4,670	5,087
Other assets	4,877	4,714
Total assets	$232,873	$232,999

Liabilities:
Accounts payable	$12,738	$12,544
Pharmacy claims and discounts payable	18,572	17,330
Health care costs payable	10,260	8,808
Policyholders’ funds	4,138	4,301
Accrued expenses	16,619	17,670
Other insurance liabilities	1,387	1,303
Current portion of operating lease liabilities	1,849	1,646
Current portion of long-term debt	4,217	4,205
Total current liabilities	69,780	67,807
Long-term operating lease liabilities	17,786	18,177
Long-term debt	52,063	51,971
Deferred income taxes	5,829	6,270
Separate accounts liabilities	4,670	5,087
Other long-term insurance liabilities	6,363	6,402
Other long-term liabilities	2,242	1,904
Total liabilities	158,733	157,618

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,747 shares issued and 1,306 shares outstanding at March 31, 2022 and 1,744 shares issued and 1,322 shares outstanding at December 31, 2021 and capital surplus	47,677	47,377
Treasury stock, at cost: 441 shares at March 31, 2022 and 422 shares at December 31, 2021	(30,145)	(28,173)
Retained earnings	56,488	54,906
Accumulated other comprehensive income (loss)	(190)	965
Total CVS Health shareholders’ equity	73,830	75,075
Noncontrolling interests	310	306
Total shareholders’ equity	74,140	75,381
Total liabilities and shareholders’ equity	$232,873	$232,999

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2022	2021
Cash flows from operating activities:
Cash receipts from customers	$74,192	$66,487
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(44,365)	(39,171)
Insurance benefits paid	(16,616)	(15,456)
Cash paid to other suppliers and employees	(8,969)	(8,270)
Interest and investment income received	199	222
Interest paid	(782)	(876)
Income taxes paid	(96)	(44)
Net cash provided by operating activities	3,563	2,892

Cash flows from investing activities:
Proceeds from sales and maturities of investments	2,570	2,177
Purchases of investments	(3,474)	(3,131)
Purchases of property and equipment	(1,051)	(829)
Acquisitions (net of cash acquired)	(7)	(84)
Other	(31)	—
Net cash used in investing activities	(1,993)	(1,867)

Cash flows from financing activities:
Net borrowings of short-term debt	—	252
Repayments of long-term debt	(14)	(3,049)
Repurchase of common stock	(2,000)	—
Dividends paid	(722)	(656)
Proceeds from exercise of stock options	297	212
Payments for taxes related to net share settlement of equity awards	(62)	(3)
Other	(149)	59
Net cash used in financing activities	(2,650)	(3,185)
Net decrease in cash, cash equivalents and restricted cash	(1,080)	(2,160)
Cash, cash equivalents and restricted cash at the beginning of the period	12,691	11,043
Cash, cash equivalents and restricted cash at the end of the period	$11,611	$8,883

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2022	2021
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,313	$2,224
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,055	1,126
Stock-based compensation	89	87
Deferred income taxes and other noncash items	(187)	(166)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,967)	(2,093)
Inventories	(400)	879
Other assets	(352)	(286)
Accounts payable and pharmacy claims and discounts payable	1,974	576
Health care costs payable and other insurance liabilities	1,478	294
Other liabilities	(440)	251
Net cash provided by operating activities	$3,563	$2,892

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2021	1,744	(422)	$47,377	$(28,173)	$54,906	$965	$75,075	$306	$75,381
Net income	—	—	—	—	2,312	—	2,312	1	2,313
Other comprehensive loss (Note 6)	—	—	—	—	—	(1,155)	(1,155)	—	(1,155)
Stock option activity, stock awards and other	3	—	300	—	—	—	300	—	300
Purchase of treasury shares, net of ESPP issuances	—	(19)	—	(1,972)	—	—	(1,972)	—	(1,972)
Common stock dividends	—	—	—	—	(730)	—	(730)	—	(730)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	3	3
Balance at March 31, 2022	1,747	(441)	$47,677	$(30,145)	$56,488	$(190)	$73,830	$310	$74,140

Balance at December 31, 2020	1,733	(423)	$46,513	$(28,178)	$49,640	$1,414	$69,389	$312	$69,701
Net income	—	—	—	—	2,223	—	2,223	1	2,224
Other comprehensive loss (Note 6)	—	—	—	—	—	(392)	(392)	—	(392)
Stock option activity, stock awards and other	2	—	214	—	—	—	214	—	214
ESPP issuances, net of purchase of treasury shares	—	1	—	76	—	—	76	—	76
Common stock dividends	—	—	—	—	(660)	—	(660)	—	(660)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	1	1
Balance at March 31, 2021	1,735	(422)	$46,727	$(28,102)	$51,203	$1,022	$70,850	$314	$71,164
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of March 31, 2022 and 2021 and December 31, 2021 and 2020.
(2)Common stock and capital surplus includes the par value of common stock of $17 million as of March 31, 2022 and 2021 and December 31, 2021 and 2020.

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Significant Accounting Policies

Description of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health” or the “Company”), has more than 9,000 retail locations, more than 1,100 walk-in medical clinics, a leading pharmacy benefits manager with approximately 110 million plan members with expanding specialty pharmacy solutions and a dedicated senior pharmacy care business serving more than one million patients per year. The Company also serves an estimated 35 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

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

Retail/LTC Segment
The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, COVID-19 and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of March 31, 2022, the Retail/LTC segment operated more than 9,000 retail locations, more than 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Health and its subsidiaries have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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

Restricted Cash

Restricted cash (included in other current assets) on the unaudited condensed consolidated balance sheets represents funds held on behalf of members, including health savings account funds associated with high deductible health plans. Restricted cash (included in other assets) on the unaudited condensed consolidated balance sheets represents amounts held in a trust in one of the Company’s captive insurance companies to satisfy collateral requirements associated with the assignment of certain insurance policies. All restricted cash is invested in time deposits and money market funds.

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	March 31, 2022	December 31, 2021	March 31, 2021
Cash and cash equivalents	$8,442	$9,408	$5,598
Restricted cash (included in other current assets)	2,913	3,065	2,972
Restricted cash (included in other assets)	256	218	313
Total cash, cash equivalents and restricted cash in the statements of cash flows	$11,611	$12,691	$8,883

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net is composed of the following:

In millions	March 31, 2022	December 31, 2021
Trade receivables	$8,728	$7,932
Vendor and manufacturer receivables	11,685	10,573
Premium receivables	3,508	2,537
Other receivables	2,530	3,389
Total accounts receivable, net	$26,451	$24,431

The Company’s allowance for credit losses was $324 million and $339 million as of March 31, 2022 and December 31, 2021, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

Revenue Recognition

Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source in each segment for the three months ended March 31, 2022 and 2021:

In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended March 31, 2022
Major goods/services lines:
Pharmacy	$—	$39,198	$19,532	$—	$(11,240)	$47,490
Front Store	—	—	5,313	—	—	5,313
Premiums	21,614	—	—	17	—	21,631
Net investment income (loss)	89	—	(16)	95	—	168
Other	1,406	263	589	14	(48)	2,224
Total	$23,109	$39,461	$25,418	$126	$(11,288)	$76,826

Pharmacy Services distribution channel:
Pharmacy network (1)		$22,824
Mail choice (2)		16,374
Other		263
Total		$39,461

Three Months Ended March 31, 2021
Major goods/services lines:
Pharmacy	$—	$36,141	$17,885	$—	$(11,074)	$42,952
Front Store	—	—	4,642	—	—	4,642
Premiums	18,942	—	—	18	—	18,960
Net investment income	148	—	46	103	—	297
Other	1,393	180	701	14	(42)	2,246
Total	$20,483	$36,321	$23,274	$135	$(11,116)	$69,097

Pharmacy Services distribution channel:
Pharmacy network (1)		$21,893
Mail choice (2)		14,248
Other		180
Total		$36,321
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

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	March 31, 2022	December 31, 2021
Trade receivables (included in accounts receivable, net)	$8,728	$7,932
Contract liabilities (included in accrued expenses)	80	87

During the three months ended March 31, 2022 and 2021, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. Below is a summary of such changes:

	Three Months Ended March 31,
In millions	2022	2021
Contract liabilities, beginning of the period	$87	$71
Rewards earnings and gift card issuances	80	93
Redemption and breakage	(87)	(84)
Contract liabilities, end of the period	$80	$80

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of $15 million and $9 million in the three months ended March 31, 2022 and 2021, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services, LLC (“Heartland”). Heartland operates several LTC pharmacies in four states. Heartland paid the Company $21 million and $18 million for pharmaceutical inventory purchases during the three months ended March 31, 2022 and 2021, respectively. Additionally, the Company performs certain collection functions for Heartland and then transfers those customer cash collections to Heartland. The Company’s investment in and equity in the earnings of Heartland for all periods presented is immaterial.

Planned Divestiture of Thailand Health Care Business

In March 2022, the Company reached an agreement to sell its international health care business domiciled in Thailand (“Thailand business”), which is included in the Commercial Business reporting unit within the Health Care Benefits segment. At that time, a portion of the Commercial Business goodwill was specifically allocated to the Thailand business. The net assets of the Thailand business were accounted for as assets held for sale and included in other current assets and accrued expenses on the unaudited condensed consolidated balance sheet at March 31, 2022. The carrying value of the Thailand business was determined to be greater than its fair value and, accordingly, the Company recorded a $41 million loss on assets held for sale within the Health Care Benefits segment during the three months ended March 31, 2022. The sale is expected to close in the second quarter of 2022.

New Accounting Pronouncements Not Yet Adopted

Targeted Improvements to the Accounting for Long-Duration Insurance Contracts
In August 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (Topic 944). This standard requires the Company to review cash flow assumptions for its long-duration insurance contracts at least annually and recognize the effect of changes in future cash flow assumptions in net income. This standard also requires the Company to update discount rate assumptions quarterly and recognize the effect of changes in these assumptions in other comprehensive income. The rate used to discount the Company’s liability for future policy benefits will be based on an estimate of the yield for an upper-medium grade fixed-income instrument with a duration profile matching that of the Company’s liabilities. In addition, this standard changes the amortization method for deferred acquisition costs and requires additional disclosures regarding the long duration insurance contract liabilities in the Company’s interim and annual financial statements. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company will adopt the new standard on January 1, 2023, using the modified retrospective transition method as of the earliest period presented for changes to the liability for future policy benefits and deferred acquisition costs. While the Company is still evaluating the impact of the new standard on its financial statements, the Company anticipates an increase to its liability for future policy benefits with a corresponding change in accumulated other comprehensive income as a result of updating the rate used to discount the liabilities to reflect the yield for an upper-medium grade fixed-income instrument compared to the Company’s expected investment yield under the existing guidance.

2.Investments

Total investments at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022			December 31, 2021
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,826	$19,672	$22,498	$3,009	$20,231	$23,240
Mortgage loans	114	804	918	58	844	902
Other investments	33	2,119	2,152	50	1,950	2,000
Total investments (1)	$2,973	$22,595	$25,568	$3,117	$23,025	$26,142
_____________________________________________
(1)Includes current investments of $73 million which have been accounted for as assets held for sale in connection with the planned divestiture of the Thailand business and are included in other current assets on the unaudited condensed consolidated balance sheet at March 31, 2022.

Debt Securities

Debt securities available for sale at March 31, 2022 and December 31, 2021 were as follows:

In millions	Gross Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Debt securities:
U.S. government securities	$2,333	$—	$2,333	$21	$(68)	$2,286
States, municipalities and political subdivisions	2,526	—	2,526	37	(65)	2,498
U.S. corporate securities	10,005	—	10,005	261	(322)	9,944
Foreign securities	3,049	(42)	3,007	87	(95)	2,999
Residential mortgage-backed securities	910	—	910	5	(48)	867
Commercial mortgage-backed securities	1,284	—	1,284	8	(67)	1,225
Other asset-backed securities	2,706	—	2,706	8	(61)	2,653
Redeemable preferred securities	25	—	25	1	—	26
Total debt securities (1)	$22,838	$(42)	$22,796	$428	$(726)	$22,498

December 31, 2021
Debt securities:
U.S. government securities	$2,349	$—	$2,349	$70	$(3)	$2,416
States, municipalities and political subdivisions	2,947	—	2,947	148	(4)	3,091
U.S. corporate securities	9,093	—	9,093	682	(40)	9,735
Foreign securities	2,821	—	2,821	196	(24)	2,993
Residential mortgage-backed securities	870	—	870	15	(10)	875
Commercial mortgage-backed securities	1,278	—	1,278	44	(12)	1,310
Other asset-backed securities	2,791	—	2,791	14	(13)	2,792
Redeemable preferred securities	25	—	25	3	—	28
Total debt securities (1)	$22,174	$—	$22,174	$1,172	$(106)	$23,240
_____________________________________________
(1)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At March 31, 2022, debt securities with a fair value of $775 million, gross unrealized capital gains of $38 million and gross unrealized capital losses of $13 million and at December 31, 2021, debt securities with a fair value of $864 million, gross unrealized capital gains of $94 million and gross unrealized capital losses of $2 million were included in total debt securities, but support experience-rated products. At March 31, 2022, the Company had debt securities with an allowance for credit losses of $4 million supporting experience-rated products. At December 31, 2021, the Company did not have any debt securities with an allowance for credit losses supporting experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income (loss).

The net amortized cost and fair value of debt securities at March 31, 2022 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,228	$1,235
One year through five years	7,165	7,038
After five years through ten years	5,128	4,965
Greater than ten years	4,375	4,515
Residential mortgage-backed securities	910	867
Commercial mortgage-backed securities	1,284	1,225
Other asset-backed securities	2,706	2,653
Total	$22,796	$22,498

Summarized below are the debt securities the Company held at March 31, 2022 and December 31, 2021 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
March 31, 2022
Debt securities:
U.S. government securities	389	$1,468	$65	11	$49	$3	400	$1,517	$68
States, municipalities and political subdivisions	728	1,159	61	23	44	4	751	1,203	65
U.S. corporate securities	3,907	4,992	278	339	484	44	4,246	5,476	322
Foreign securities	868	1,325	72	114	159	23	982	1,484	95
Residential mortgage-backed securities	239	606	40	26	80	8	265	686	48
Commercial mortgage-backed securities	326	701	50	55	130	17	381	831	67
Other asset-backed securities	1,261	2,246	57	69	97	4	1,330	2,343	61
Redeemable preferred securities	3	4	—	1	3	—	4	7	—
Total debt securities	7,721	$12,501	$623	638	$1,046	$103	8,359	$13,547	$726

December 31, 2021
Debt securities:
U.S. government securities	43	$242	$2	10	$40	$1	53	$282	$3
States, municipalities and political subdivisions	233	428	3	13	33	1	246	461	4
U.S. corporate securities	1,610	2,296	31	165	238	9	1,775	2,534	40
Foreign securities	449	747	20	57	91	4	506	838	24
Residential mortgage-backed securities	165	593	9	10	36	1	175	629	10
Commercial mortgage-backed securities	188	462	7	35	112	5	223	574	12
Other asset-backed securities	1,011	2,030	12	26	31	1	1,037	2,061	13
Redeemable preferred securities	1	2	—	1	3	—	2	5	—
Total debt securities	3,700	$6,800	$84	317	$584	$22	4,017	$7,384	$106

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at March 31, 2022 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of March 31, 2022, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at March 31, 2022 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$2	$—	$199	$1	$201	$1
One year through five years	27	1	4,405	193	4,432	194
After five years through ten years	83	6	3,338	217	3,421	223
Greater than ten years	56	4	1,577	128	1,633	132
Residential mortgage-backed securities	4	—	682	48	686	48
Commercial mortgage-backed securities	6	1	825	66	831	67
Other asset-backed securities	14	1	2,329	60	2,343	61
Total	$192	$13	$13,355	$713	$13,547	$726

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the three months ended March 31, 2022 and 2021, the Company had the following activity in its mortgage loan portfolio:

	Three Months Ended March 31,
In millions	2022	2021
New mortgage loans	$59	$47
Mortgage loans fully repaid	35	90
Mortgage loans foreclosed	—	—

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

Based on the Company’s assessments at March 31, 2022 and December 31, 2021, the amortized cost basis of the Company's mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2022	2021	2020	2019	2018	Prior	Total
March 31, 2022
1	$—	$—	$—	$—	$—	$26	$26
2 to 4	58	255	48	25	66	427	879
5 and 6	—	—	—	—	3	10	13
7	—	—	—	—	—	—	—
Total	$58	$255	$48	$25	$69	$463	$918

December 31, 2021
1		$—	$—	$—	$—	$28	$28
2 to 4		255	48	40	72	446	861
5 and 6		—	—	—	3	10	13
7		—	—	—	—	—	—
Total		$255	$48	$40	$75	$484	$902

Net Investment Income

Sources of net investment income for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
In millions	2022	2021
Debt securities	$164	$157
Mortgage loans	11	15
Other investments	77	86
Gross investment income	252	258
Investment expenses	(9)	(8)
Net investment income (excluding net realized capital gains or losses)	243	250
Net realized capital gains (losses) (1)	(75)	47
Net investment income (2)	$168	$297
_____________________________________________
(1)Net realized capital losses include credit-related and yield-related impairment losses on debt securities of $38 million and $18 million, respectively, in the three months ended March 31, 2022. Net realized capital gains are net of yield-related impairment losses on debt securities of $30 million in the three months ended March 31, 2021. There were no credit-related losses on debt securities in the three months ended March 31, 2021.
(2)Net investment income includes $9 million in each of the three-month periods ended March 31, 2022 and 2021 related to investments supporting experience-rated products.

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
In millions	2022	2021
Proceeds from sales	$1,911	$1,348
Gross realized capital gains	14	22
Gross realized capital losses	35	9

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

For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 “Fair Value” in the 2021 Form 10-K.

There were no financial liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets at March 31, 2022 or December 31, 2021. Financial assets measured at fair value on a recurring basis on the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021 were as follows:

In millions	Level 1	Level 2	Level 3	Total
March 31, 2022
Cash and cash equivalents (1)	$4,601	$3,872	$—	$8,473
Debt securities:
U.S. government securities	2,243	43	—	2,286
States, municipalities and political subdivisions	—	2,498	—	2,498
U.S. corporate securities	—	9,912	32	9,944
Foreign securities	—	2,991	8	2,999
Residential mortgage-backed securities	—	867	—	867
Commercial mortgage-backed securities	—	1,225	—	1,225
Other asset-backed securities	—	2,623	30	2,653
Redeemable preferred securities	—	26	—	26
Total debt securities	2,243	20,185	70	22,498
Equity securities	149	—	60	209
Total	$6,993	$24,057	$130	$31,180

December 31, 2021
Cash and cash equivalents	$4,954	$4,454	$—	$9,408
Debt securities:
U.S. government securities	2,372	44	—	2,416
States, municipalities and political subdivisions	—	3,086	5	3,091
U.S. corporate securities	—	9,697	38	9,735
Foreign securities	—	2,983	10	2,993
Residential mortgage-backed securities	—	875	—	875
Commercial mortgage-backed securities	—	1,310	—	1,310
Other asset-backed securities	—	2,789	3	2,792
Redeemable preferred securities	—	28	—	28
Total debt securities	2,372	20,812	56	23,240
Equity securities	114	—	55	169
Total	$7,440	$25,266	$111	$32,817
_____________________________________________
(1)Includes cash and cash equivalents of $31 million which were accounted for as assets held for sale in connection with the planned divestiture of the Thailand business and are included in other current assets on the unaudited condensed consolidated balance sheet at March 31, 2022.

During the three months ended March 31, 2022 there were $3 million of transfers out of Level 3. During the three months ended March 31, 2021, there were no transfers into or out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the condensed consolidated balance sheets at adjusted cost or contract value at March 31, 2022 and December 31, 2021 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
March 31, 2022
Assets:
Mortgage loans	$918	$—	$—	$892	$892
Equity securities (1)	126	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	334	—	—	336	336
Long-term debt	56,280	58,624	—	—	58,624

December 31, 2021
Assets:
Mortgage loans	$902	$—	$—	$907	$907
Equity securities (1)	126	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	336	—	—	373	373
Long-term debt	56,176	64,157	—	—	64,157
_____________________________________________
(1)It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

Separate Accounts assets relate to the Company’s large case pensions products which represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022				December 31, 2021
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3	$193	$—	$196	$2	$186	$—	$188
Debt securities	1,095	2,793	—	3,888	1,233	3,048	—	4,281
Equity securities	—	1	—	1	—	1	—	1
Common/collective trusts	—	500	—	500	—	547	—	547
Total (1)	$1,098	$3,487	$—	$4,585	$1,235	$3,782	$—	$5,017
_____________________________________________
(1)Excludes $85 million and $70 million of other receivables at March 31, 2022 and December 31, 2021, respectively.

4.Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
In millions	2022	2021
Health care costs payable, beginning of the period	$8,808	$7,936
Less: Reinsurance recoverables	8	10
Health care costs payable, beginning of the period, net	8,800	7,926
Add: Components of incurred health care costs
Current year	18,536	16,291
Prior years	(676)	(652)
Total incurred health care costs (1)	17,860	15,639
Less: Claims paid
Current year	10,225	9,538
Prior years	6,183	5,767
Total claims paid	16,408	15,305
Add: Premium deficiency reserve	13	7
Other (2)	(13)	—
Health care costs payable, end of the period, net	10,252	8,267
Add: Reinsurance recoverables	8	5
Health care costs payable, end of the period	$10,260	$8,272
_____________________________________________
(1)Total incurred health care costs for the three months ended March 31, 2022 and 2021 in the table above exclude (i) $13 million and $7 million, respectively, for a premium deficiency reserve related to the Company’s Medicaid products, (ii) $19 million and $13 million, respectively, of benefit costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets and (iii) $59 million and $45 million, respectively, of benefit costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets.
(2)As a result of the planned divestiture of the Thailand business, the net assets associated with this business were accounted for as assets held for sale and the associated health care costs payable balance is included in accrued expenses on the unaudited condensed consolidated balance sheet at March 31, 2022.

The Company’s estimates of prior years’ health care costs payable decreased by $676 million and $652 million, respectively, in the three months ended March 31, 2022 and 2021, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At March 31, 2022, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $7.9 billion. The majority of the Company’s liabilities for IBNR plus expected development on reported claims at March 31, 2022 related to the current year.

5.Shareholders’ Equity

Share Repurchases

The following share repurchase program has been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of March 31, 2022
December 9, 2021 (“2021 Repurchase Program”)	$10.0	$8.0

The 2021 Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase (“ASR”) transactions, and/or other derivative transactions. The 2021 Repurchase Program can be modified or terminated by the Board at any time.

During the three months ended March 31, 2022, the Company repurchased approximately 19.1 million shares of common stock for approximately $2.0 billion pursuant to the 2021 Repurchase Program, including share repurchases under the ASR transaction described below. During the three months ended March 31, 2021, the Company did not repurchase any shares of its common stock.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $1.5 billion fixed dollar ASR with Barclays Bank PLC (“Barclays”). Upon payment of the $1.5 billion purchase price on January 4, 2022, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $1.5 billion notional amount of the ASR or approximately 11.6 million shares at a price of $103.34 per share, which were placed into treasury stock in January 2022. The ASR was accounted for as an initial treasury stock transaction for $1.2 billion and a forward contract for $0.3 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus. In February 2022, the Company received approximately 2.7 million shares of CVS Health Corporation’s common stock, representing the remaining 20% of the $1.5 billion notional amount of the ASR, thereby concluding the ASR. These shares were placed into treasury stock and the forward contract was reclassified from capital surplus to treasury stock in February 2022.

At the time they were received, the initial and final receipt of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.

Dividends

The quarterly cash dividend declared by the Board was $0.55 and $0.50 per share in the three months ended March 31, 2022 and 2021, respectively. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

6.Other Comprehensive Income
Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
In millions	2022	2021
Net unrealized investment gains (losses):
Beginning of period balance	$778	$1,214
Other comprehensive loss before reclassifications ($(1,405) and $(487) pretax)	(1,230)	(400)
Amounts reclassified from accumulated other comprehensive income ($77 and $17 pretax) (1)	75	14
Other comprehensive loss	(1,155)	(386)
End of period balance	(377)	828

Foreign currency translation adjustments:
Beginning of period balance	—	7
Other comprehensive income (loss) before reclassifications	3	(2)
Other comprehensive income (loss)	3	(2)
End of period balance	3	5

Net cash flow hedges:
Beginning of period balance	222	248
Amounts reclassified from accumulated other comprehensive income ($(4) and $(5) pretax) (2)	(3)	(4)
Other comprehensive loss	(3)	(4)
End of period balance	219	244

Pension and other postretirement benefits:
Beginning of period balance	(35)	(55)
Other comprehensive income	—	—
End of period balance	(35)	(55)

Total beginning of period accumulated other comprehensive income	965	1,414
Total other comprehensive loss	(1,155)	(392)
Total end of period accumulated other comprehensive income (loss)	$(190)	$1,022
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

7.Earnings Per Share

Earnings per share is computed using the treasury stock method. Stock options and stock appreciation rights to purchase 2 million and 10 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2022 and 2021, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following is a reconciliation of basic and diluted earnings per share for the respective periods:

	Three Months Ended March 31,
In millions, except per share amounts	2022	2021
Numerator for earnings per share calculation:
Net income attributable to CVS Health	$2,312	$2,223

Denominator for earnings per share calculation:
Weighted average shares, basic	1,312	1,313
Restricted stock units and performance stock units	10	6
Stock options and stock appreciation rights	6	3
Weighted average shares, diluted	1,328	1,322

Earnings per share:
Basic	$1.76	$1.69
Diluted	$1.74	$1.68

8.Commitments and Contingencies

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

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations, and any significant adverse impact of COVID-19 on such purchasers and/or former subsidiaries increases the risk that the Company will be required to satisfy those obligations. As of March 31, 2022, the Company guaranteed 68 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2030.

Guaranty Fund Assessments, Market Stabilization and Other Non-Voluntary Risk Sharing Pools

Under guaranty fund laws existing in all states, insurers doing business in those states can be assessed (in most states up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The life and health insurance guaranty associations in which the Company participates that operate under these laws respond to insolvencies of long-term care insurers and life insurers as well as health insurers. The Company’s assessments generally are based on a formula relating to the Company’s health care premiums in the state compared to the premiums of other insurers. Certain states allow assessments to be recovered over time as offsets to premium taxes. Some states have similar laws relating to HMOs and/or other payors such as not-for-profit consumer-governed health plans established under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

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

In March 2022, CVS Health Corporation and CVS Pharmacy, Inc. entered into a pending settlement agreement with the State of Florida to resolve claims related to opioid medications dating back more than a decade. Under the terms of the settlement agreement, CVS Health Corporation will settle all opioid claims against it and its subsidiaries by the State of Florida for $484 million, which is to be paid over a period of 18 years. During the three months ended March 31, 2022, the Company recorded a $484 million liability associated with this pending legal settlement.

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

CMS Actions

CMS regularly audits the Company’s performance to determine its compliance with CMS’s regulations and its contracts with CMS and to assess the quality of services it provides to Medicare beneficiaries. CMS uses various payment mechanisms to allocate and adjust premium payments to the Company’s and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information prepared, maintained and provided by providers. The Company collects claim and encounter data from providers and generally relies on providers to appropriately code their submissions to the Company and document their medical records, including the diagnosis data submitted to the Company with claims. CMS pays increased premiums to Medicare Advantage plans and Medicare PDP plans for members who have certain medical conditions identified with specific diagnosis codes. Federal regulators review and audit the providers’ medical records to determine whether those records support the related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to the Company. In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including certain of the Company’s plans, to validate coding practices and supporting medical record documentation maintained by providers and the resulting risk adjusted premium payments to the plans. CMS may require the Company to refund premium payments if the Company’s risk adjusted premiums are not properly supported by medical record data. The Office of the Inspector General of the U.S. Department of Health and Human Services

(“OIG”) also is auditing the Company’s risk adjustment-related data and that of other companies. The Company expects CMS and the OIG to continue these types of audits.

In 2012, CMS revised its audit methodology for RADV audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under the revised methodology, among other things, CMS will extrapolate the error rate identified in the audit sample of approximately 200 members to all risk adjusted premium payments made under the contract being audited. For contract years prior to 2011, CMS did not extrapolate sample error rates to the entire contract. As a result, the revised methodology may increase the Company’s exposure to premium refunds to CMS based on incomplete medical records maintained by providers. Since 2013, CMS has selected certain of the Company’s Medicare Advantage contracts for various contract years for RADV audit, and the number of RADV audits continues to increase. The Company is currently unable to predict which of its Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to the Company, the effect of any such refunds or adjustments on the actuarial soundness of the Company’s Medicare Advantage bids, or whether any RADV audit findings would require the Company to change its method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in the Company’s bids for prior contract years, the current contract year or future contract years. Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV, Public Exchange related or other audits by CMS, the OIG or otherwise, including audits of the Company’s minimum medical loss ratio rebates, methodology and/or reports, could be material and could adversely affect the Company’s operating results, cash flows and/or financial condition.

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

In August and September 2020, two class actions under the Employee Retirement Income Security Act of 1974 (“ERISA”) were filed in the U.S. District Court for the District of Connecticut against CVS Health, Aetna Inc. (“Aetna”), and several current and former executives, directors and/or members of Aetna’s Compensation and Talent Management Committee: Radcliffe v. Aetna Inc., et al. and Flaim v. Aetna Inc., et al. The plaintiffs in these cases assert a variety of causes of action premised on allegations that the defendants breached fiduciary duties and engaged in prohibited transactions relating to participants in the Aetna 401(k) Plan’s investment in company stock between December 3, 2017 and February 20, 2019, claiming losses related to the performance of the Company’s LTC business unit. The district court consolidated the actions, and in October 2021, dismissed the consolidated action without prejudice. Plaintiffs filed an amended consolidated complaint, which the Company has moved to dismiss. The Company also received a related document request pursuant to ERISA § 104(b), to which the Company has responded. The Company and its current and former officers and directors are defending themselves against these claims.

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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Pharmacy Services (1)	Retail/ LTC	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
March 31, 2022
Revenues from external customers	$22,997	$36,196	$17,434	$31	$—	$76,658
Intersegment revenues	23	3,265	8,000	—	(11,288)	—
Net investment income (loss)	89	—	(16)	95	—	168
Total revenues	23,109	39,461	25,418	126	(11,288)	76,826
Adjusted operating income (loss)	1,751	1,636	1,605	(305)	(204)	4,483

March 31, 2021
Revenues from external customers	$20,315	$33,313	$15,140	$32	$—	$68,800
Intersegment revenues	20	3,008	8,088	—	(11,116)	—
Net investment income	148	—	46	103	—	297
Total revenues	20,483	36,321	23,274	135	(11,116)	69,097
Adjusted operating income (loss)	1,782	1,507	1,394	(303)	(175)	4,205
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $3.8 billion and $3.4 billion of retail co-payments for the three months ended March 31, 2022 and 2021, respectively.
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

The following are reconciliations of consolidated operating income to adjusted operating income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
In millions	2022	2021
Operating income (GAAP measure)	$3,490	$3,577
Amortization of intangible assets (1)	468	587
Legal settlement accrual (2)	484	—
Loss on assets held for sale (3)	41	—
Acquisition-related integration costs (4)	—	41
Adjusted operating income	$4,483	$4,205
_____________________________________________
(1)The Company’s acquisition activities have resulted in the recognition of intangible assets as required under the acquisition method of accounting which consist primarily of trademarks, customer contracts/relationships, covenants not to compete, technology, provider networks and value of business acquired. Definite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment when events indicate that the carrying value may not be recoverable. The amortization of intangible assets is reflected in the unaudited condensed consolidated statements of operations in operating expenses within each segment. Although intangible assets contribute to the Company’s revenue generation, the amortization of intangible assets does not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Additionally, intangible asset amortization expense typically fluctuates based on the size and timing of the Company’s acquisition activity. Accordingly, the Company believes excluding the amortization of intangible assets enhances the Company’s and investors’ ability to compare the Company’s past financial performance with its current performance and to analyze underlying business performance and trends. Intangible asset amortization excluded from the related non-GAAP financial measure represents the entire amount recorded within the Company’s GAAP financial statements, and the revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. Intangible asset amortization is excluded from the related non-GAAP financial measure because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised.
(2)During the three months ended March 31, 2022, the legal settlement accrual relates to the pending agreement with the State of Florida, entered into in March 2022, to resolve claims dating back more than a decade related to opioid medications. Under this agreement, CVS Health Corporation will settle all opioid claims against it and its subsidiaries by the State of Florida for $484 million, inclusive of certain legal fees, to be paid over a period of 18 years. The legal settlement accrual is reflected in the unaudited condensed consolidated statement of operations in operating expenses within the Corporate/Other segment.
(3)During the three months ended March 31, 2022, the loss on assets held for sale relates to the Commercial Business reporting unit within the Health Care Benefits segment. In March 2022, the Company reached an agreement to sell its Thailand business, which is included in the Commercial Business reporting unit. At that time, a portion of the Commercial Business goodwill was specifically allocated to the Thailand business. The net assets of the Thailand business were accounted for as assets held for sale and included in other current assets and accrued expenses on the unaudited condensed consolidated balance sheet at March 31, 2022. The carrying value of the Thailand business was determined to be greater than its fair value and a loss on assets held for sale was recorded. The sale is expected to close in the second quarter of 2022. The loss on assets held for sale is reflected in the unaudited condensed consolidated statement of operations in operating expenses within the Health Care Benefits segment.
(4)During the three months ended March 31, 2021, acquisition-related integration costs relate to the acquisition of Aetna. The acquisition-related integration costs are reflected in the unaudited condensed consolidated statement of operations in operating expenses within the Corporate/Other segment.

10.Subsequent Event

On April 2, 2022, the Company reached an agreement to sell its Payflex® business, which is reported within the Health Care Benefits segment. Payflex provides services to employers, their employees, and their former employees in the areas of tax-advantaged account reimbursement administration (flexible spending, health reimbursement, health savings, transit and parking), Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration and special-member billing administration.

Index to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of March 31, 2022, the related condensed consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2022 and 2021, the related condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2022 and 2021, the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 9, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 4, 2022

Form 10-Q Table of Contents
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a diversified health solutions company united around a common purpose of helping people on their path to better health. In an increasingly connected and digital world, we are meeting people wherever they are and changing health care to meet their needs. The Company has more than 9,000 retail locations, more than 1,100 walk-in medical clinics, a leading pharmacy benefits manager with approximately 110 million plan members with expanding specialty pharmacy solutions and a dedicated senior pharmacy care business serving more than one million patients per year. The Company also serves an estimated 35 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

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

Overview of the Retail/LTC Segment

The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, coronavirus disease 2019 (“COVID-19”) and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of March 31, 2022, the Retail/LTC segment operated more than 9,000 retail locations, more than 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies.

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

Overview of Current Trends

We also face trends and uncertainties specific to our reportable segments, certain of which are summarized below and also discussed in the review of our segment results. For the remainder of the year, the Company believes you should consider the following important information:

•The Health Care Benefits segment is expected to continue to benefit from Medicare and Commercial membership growth, partially offset by membership declines in its Medicaid products. The projected MBR is expected to decrease compared to 2021, reflecting pricing and a reduction in COVID-19 related medical costs. While the Company still expects a net negative impact from COVID-19 in 2022 within the Health Care Benefits segment, including the impact of the assumption that a fourth COVID-19 booster will be administered to adults aged 50 and older and to certain immunocompromised individuals as per the guidelines set forth by the CDC, the expectation is the impact will be less adverse than what was experienced in 2021.
•The Pharmacy Services segment is expected to continue to benefit from the Company’s ability to drive further improvements in purchasing economics and continued growth in specialty pharmacy, partially offset by continued client price improvements and regulation of pharmacy pricing.
•The Retail/LTC segment is expected to continue to benefit from increased prescription volume and improved generic drug purchasing, partially offset by continued pharmacy reimbursement pressure and incremental operating expenses associated with the Company’s minimum wage investment. The Company expects that COVID-19 vaccinations, including the impact of the assumption of a fourth COVID-19 booster as described above, and diagnostic testing will continue in 2022, albeit at lower levels than those experienced during 2021. The Company expects to see continued strength in front store sales, including sales of over-the-counter (“OTC”) test kits, in 2022. The extent of COVID-19 vaccinations, diagnostic testing and OTC test kit sales will be dependent upon various factors including vaccine hesitancy, the emergence of new variants, government testing initiatives and the availability and administration of pediatric and booster vaccinations.
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
•The COVID-19 pandemic continues to impact the economies of the U.S. and other countries around the world. The Company believes COVID-19’s impact on its businesses, operating results, cash flows and/or financial condition primarily will be driven by the geographies impacted and the severity and duration of the pandemic, as well as the pandemic’s impact on the U.S. and global economies, global supply chain, consumer behavior, and health care utilization patterns. In addition, as described in the “Government Regulation” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 and emerging new variants may not effectively combat the severity and/or duration of the COVID-19 pandemic, and have resulted in a myriad of impacts on the Company’s businesses. Those primary drivers are beyond the Company’s knowledge and control. As a result, the impact COVID-19 will have on the Company’s businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be adverse and material.

The Company’s current expectations described above are forward-looking statements. Please see the “Cautionary Statement Concerning Forward-Looking Statements” in this Form 10-Q for information regarding important factors that may cause the Company’s actual results to differ from those currently projected and/or otherwise materially affect the Company.

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three months ended March 31, 2022 and 2021, and the significant developments affecting the Company’s financial condition since December 31, 2021. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the 2021 Form 10-K.

Summary of Consolidated Financial Results

	Three Months Ended March 31,		Change
In millions	2022	2021	$	%
Revenues:
Products	$52,522	$47,387	$5,135	10.8%
Premiums	21,631	18,960	2,671	14.1%
Services	2,505	2,453	52	2.1%
Net investment income	168	297	(129)	(43.4)%
Total revenues	76,826	69,097	7,729	11.2%
Operating costs:
Cost of products sold	45,509	40,894	4,615	11.3%
Benefit costs	17,951	15,704	2,247	14.3%
Operating expenses	9,876	8,922	954	10.7%
Total operating costs	73,336	65,520	7,816	11.9%
Operating income	3,490	3,577	(87)	(2.4)%
Interest expense	586	657	(71)	(10.8)%
Other income	(42)	(50)	8	16.0%
Income before income tax provision	2,946	2,970	(24)	(0.8)%
Income tax provision	633	746	(113)	(15.1)%
Income from continuing operations	2,313	2,224	89	4.0%
Net income	2,313	2,224	89	4.0%
Net income attributable to noncontrolling interests	(1)	(1)	—	—%
Net income attributable to CVS Health	$2,312	$2,223	$89	4.0%

Commentary - Three Months Ended March 31, 2022 vs. 2021

Revenues
•Total revenues increased $7.7 billion, or 11.2%, in the three months ended March 31, 2022 compared to the prior year driven by growth across all segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $954 million, or 10.7%, in the three months ended March 31, 2022 compared to the prior year. The increase in operating expenses was primarily due to the establishment of a $484 million pretax ($370 million after-tax) legal settlement accrual related to the pending agreement with the State of Florida to settle all opioid claims against the Company and incremental costs associated with growth in the business.
•Operating expenses as a percentage of total revenues remained consistent at 12.9% in each of the three-month periods ended March 31, 2022 and 2021.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $87 million, or 2.4%, in the three months ended March 31, 2022 compared to the prior year primarily due to the Company’s pending agreement with the State of Florida described above. This decrease was partially offset by increased prescription and front store volume, including the sale of COVID-19 over-the-counter (“OTC”) test kits, and the impact of COVID-19 vaccinations in the Retail/LTC segment, improved purchasing economics and growth in specialty pharmacy in the Pharmacy Services segment and a decrease in amortization of intangible assets compared to prior year.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense decreased $71 million, or 10.8%, in the three months ended March 31, 2022 compared to the prior year due to lower debt in the three months ended March 31, 2022. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision
•The effective income tax rate was 21.5% for the three months ended March 31, 2022 compared to 25.1% for the three months ended March 31, 2021. The decrease in the effective income tax rate was primarily due to the impact of certain discrete tax items concluded in the first quarter of 2022.

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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Pharmacy Services (1)	Retail/ LTC	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
March 31, 2022
Total revenues	$23,109	$39,461	$25,418	$126	$(11,288)	$76,826
Adjusted operating income (loss)	1,751	1,636	1,605	(305)	(204)	4,483
March 31, 2021
Total revenues	20,483	36,321	23,274	135	(11,116)	69,097
Adjusted operating income (loss)	1,782	1,507	1,394	(303)	(175)	4,205
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $3.8 billion and $3.4 billion of retail co-payments for the three months ended March 31, 2022 and 2021, respectively.
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

The following are reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income to segment adjusted operating income:

	Three Months Ended March 31, 2022
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,409	$1,592	$1,483	$(790)	$(204)	$3,490
Amortization of intangible assets (1)	301	44	122	1	—	468
Legal settlement accrual (2)	—	—	—	484	—	484
Loss on assets held for sale (3)	41	—	—	—	—	41
Adjusted operating income (loss)	$1,751	$1,636	$1,605	$(305)	$(204)	$4,483

	Three Months Ended March 31, 2021
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,380	$1,452	$1,265	$(345)	$(175)	$3,577
Amortization of intangible assets (1)	402	55	129	1	—	587
Acquisition-related integration costs (4)	—	—	—	41	—	41
Adjusted operating income (loss)	$1,782	$1,507	$1,394	$(303)	$(175)	$4,205
_____________________________________________
(1)The Company’s acquisition activities have resulted in the recognition of intangible assets as required under the acquisition method of accounting which consist primarily of trademarks, customer contracts/relationships, covenants not to compete, technology, provider networks and value of business acquired. Definite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment when events indicate that the carrying value may not be recoverable. The amortization of intangible assets is reflected in the unaudited condensed consolidated statements of operations in operating expenses within each segment. Although intangible assets contribute to the Company’s revenue generation, the amortization of intangible assets does not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Additionally, intangible asset amortization expense typically fluctuates based on the size and timing of the Company’s acquisition activity. Accordingly, the Company believes excluding the amortization of intangible assets enhances the Company’s and investors’ ability to compare the Company’s past financial performance with its current performance and to analyze underlying business performance and trends. Intangible asset amortization excluded from the related non-GAAP financial measure represents the entire amount recorded within the Company’s GAAP financial statements, and the revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. Intangible asset amortization is excluded from the related non-GAAP financial measure because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised.
(2)During the three months ended March 31, 2022, the legal settlement accrual relates to the pending agreement with the State of Florida, entered into in March 2022, to resolve claims dating back more than a decade related to opioid medications. Under this agreement, CVS Health Corporation will settle all opioid claims against it and its subsidiaries by the State of Florida for $484 million, inclusive of certain legal fees, to be paid over a period of 18 years. The legal settlement accrual is reflected in the unaudited condensed consolidated statement of operations in operating expenses within the Corporate/Other segment.
(3)During the three months ended March 31, 2022, the loss on assets held for sale relates to the Commercial Business reporting unit within the Health Care Benefits segment. In March 2022, the Company reached an agreement to sell its international health care business domiciled in Thailand (“Thailand business”), which is included in the Commercial Business reporting unit. At that time, a portion of the Commercial Business goodwill was specifically allocated to the Thailand business. The net assets of the Thailand business were accounted for as assets held for sale and included in other current assets and accrued expenses on the unaudited condensed consolidated balance sheet at March 31, 2022. The carrying value of the Thailand business was determined to be greater than its fair value and a loss on assets held for sale was recorded. The sale is expected to close in the second quarter of 2022. The loss on assets held for sale is reflected in the unaudited condensed consolidated statement of operations in operating expenses within the Health Care Benefits segment.
(4)During the three months ended March 31, 2021, acquisition-related integration costs relate to the Company’s acquisition of Aetna Inc. The acquisition-related integration costs are reflected in the unaudited condensed consolidated statement of operations in operating expenses within the Corporate/Other segment.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages and basis points (“bps”)	2022	2021	$	%
Revenues:
Premiums	$21,614	$18,942	$2,672	14.1%
Services	1,406	1,393	13	0.9%
Net investment income	89	148	(59)	(39.9)%
Total revenues	23,109	20,483	2,626	12.8%
Benefit costs	18,049	15,757	2,292	14.5%
MBR	83.5%	83.2%	30	bps
Operating expenses	$3,651	$3,346	$305	9.1%
Operating expenses as a % of total revenues	15.8%	16.3%
Operating income	$1,409	$1,380	$29	2.1%
Operating income as a % of total revenues	6.1%	6.7%
Adjusted operating income (1)	$1,751	$1,782	$(31)	(1.7)%
Adjusted operating income as a % of total revenues	7.6%	8.7%
Premium revenues (by business):
Government	$16,195	$13,917	$2,278	16.4%
Commercial	5,419	5,025	394	7.8%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Care Benefits segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended March 31, 2022 vs. 2021

Revenues
•Total revenues increased $2.6 billion, or 12.8%, to $23.1 billion in the three months ended March 31, 2022 compared to the prior year driven by growth across all product lines.

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
•The MBR increased slightly to 83.5% in the three months ended March 31, 2022 compared to 83.2% in the prior year reflective of the continued progression towards normalized total medical costs.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses increased $305 million, or 9.1%, in the three months ended March 31, 2022 compared to the prior year. The increase in operating expenses was primarily due to incremental operating expenses to support the growth in the business described above.
•Operating expenses as a percentage of total revenues decreased to 15.8% in the three months ended March 31, 2022 compared to 16.3% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues described above.

Adjusted operating income
•Adjusted operating income decreased slightly in the three months ended March 31, 2022 compared to the prior year primarily driven by net realized capital losses and the continued progression towards normalized total medical costs, largely offset by membership growth across all product lines.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	March 31, 2022			December 31, 2021			March 31, 2021
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,285	13,924	17,209	3,258	13,530	16,788	3,201	13,584	16,785
Medicare Advantage	3,169	—	3,169	2,971	—	2,971	2,874	—	2,874
Medicare Supplement	1,292	—	1,292	1,285	—	1,285	1,146	—	1,146
Medicaid	2,375	477	2,852	2,333	471	2,804	2,184	637	2,821
Total medical membership	10,121	14,401	24,522	9,847	14,001	23,848	9,405	14,221	23,626

Supplemental membership information:
Medicare Prescription Drug Plan (standalone)			6,022			5,777			5,694

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
•Medical membership as of March 31, 2022 of 24.5 million increased 674,000 members compared with December 31, 2021, reflecting increases across all product lines.

Medicare Update
On April 4, 2022, the U.S. Centers for Medicare & Medicaid Services issued its final notice detailing final 2023 Medicare Advantage benchmark payment rates. Final 2023 Medicare Advantage rates resulted in an increase in industry benchmark rates of approximately 5.0%.

Pharmacy Services Segment

The following table summarizes the Pharmacy Services segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2022	2021	$	%
Revenues:
Products	$39,164	$36,067	$3,097	8.6%
Services	297	254	43	16.9%
Total revenues	39,461	36,321	3,140	8.6%
Cost of products sold	37,490	34,523	2,967	8.6%
Operating expenses	379	346	33	9.5%
Operating expenses as a % of total revenues	1.0%	1.0%
Operating income	$1,592	$1,452	$140	9.6%
Operating income as a % of total revenues	4.0%	4.0%
Adjusted operating income (1)	$1,636	$1,507	$129	8.6%
Adjusted operating income as a % of total revenues	4.1%	4.1%
Revenues (by distribution channel):
Pharmacy network (2)	$22,824	$21,893	$931	4.3%
Mail choice (3)	16,374	14,248	2,126	14.9%
Other	263	180	83	46.1%
Pharmacy claims processed: (4)
Total	567.0	535.9	31.1	5.8%
Pharmacy network (2)	484.3	455.4	28.9	6.3%
Mail choice (3)	82.7	80.5	2.2	2.7%
Generic dispensing rate: (4)
Total	87.7%	88.1%
Pharmacy network (2)	88.1%	88.5%
Mail choice (3)	85.6%	85.7%
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

Commentary - Three Months Ended March 31, 2022 vs. 2021

Revenues
•Total revenues increased $3.1 billion, or 8.6%, to $39.5 billion in the three months ended March 31, 2022 compared to the prior year primarily driven by increased pharmacy claims volume, growth in specialty pharmacy and brand inflation, partially offset by continued client price improvements.

Operating expenses
•Operating expenses in the Pharmacy Services segment include selling, general and administrative expenses; depreciation and amortization expense; and expenses related to specialty retail pharmacies, which include administrative payroll, employee benefits and occupancy costs.
•Operating expenses as a percentage of total revenues remained consistent at 1.0% in each of the three-month periods ended March 31, 2022 and 2021.

Adjusted operating income
•Adjusted operating income increased $129 million, or 8.6%, in the three months ended March 31, 2022 compared to the prior year. The increase in adjusted operating income was primarily driven by improved purchasing economics, including increased contributions from the products and services of the Company’s group purchasing organization, and specialty pharmacy. These increases were partially offset by continued client price improvements.
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
•The Company’s pharmacy network claims processed on a 30-day equivalent basis increased 6.3% in the three months ended March 31, 2022 compared to the prior year primarily driven by net new business, increased utilization and the impact of a weaker cough, cold and flu season experienced in the prior year.
•The Company’s mail choice claims processed on a 30-day equivalent basis increased 2.7% in the three months ended March 31, 2022 compared to the prior year primarily driven by net new business and the continued adoption of Maintenance Choice offerings.
•Excluding the impact of COVID-19 vaccinations, total pharmacy claims processed increased 5.5% on a 30-day equivalent basis for the three months ended March 31, 2022 compared to the prior year.

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
•The Pharmacy Services segment’s total generic dispensing rate decreased to 87.7% in the three months ended March 31, 2022 compared to 88.1% in the prior year. The decrease in the segment’s generic dispensing rate was primarily driven by an increase in brand prescriptions, largely attributable to increased COVID-19 vaccinations in the three months ended March 31, 2022 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate was 88.8% and 88.9% in the three months ended March 31, 2022 and 2021, respectively.

Retail/LTC Segment

The following table summarizes the Retail/LTC segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2022	2021	$	%
Revenues:
Products	$24,605	$22,394	$2,211	9.9%
Services	829	834	(5)	(0.6)%
Net investment income (loss)	(16)	46	(62)	(134.8)%
Total revenues	25,418	23,274	2,144	9.2%
Cost of products sold	18,765	17,042	1,723	10.1%
Operating expenses	5,170	4,967	203	4.1%
Operating expenses as a % of total revenues	20.3%	21.3%
Operating income	$1,483	$1,265	$218	17.2%
Operating income as a % of total revenues	5.8%	5.4%
Adjusted operating income (1)	$1,605	$1,394	$211	15.1%
Adjusted operating income as a % of total revenues	6.3%	6.0%
Revenues (by major goods/service lines):
Pharmacy	$19,532	$17,885	$1,647	9.2%
Front Store	5,313	4,642	671	14.5%
Other	589	701	(112)	(16.0)%
Net investment income (loss)	(16)	46	(62)	(134.8)%
Prescriptions filled (2)	394.6	375.4	19.2	5.1%
Same store sales increase (decrease): (3)
Total	10.7%	0.4%
Pharmacy	10.1%	4.1%
Front Store	13.2%	(11.4)%
Prescription volume (2)	6.1%	1.0%
Generic dispensing rate (2)	87.5%	87.4%
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

Commentary - Three Months Ended March 31, 2022 vs. 2021

Revenues
•Total revenues increased $2.1 billion, or 9.2%, to $25.4 billion in the three months ended March 31, 2022 compared to the prior year primarily driven by increased prescription and front store volume, including the sale of COVID-19 OTC test kits and the impact of a weaker cough, cold and flu season experienced in the prior year, as well as pharmacy brand inflation. These increases were partially offset by the impact of recent generic introductions, continued pharmacy reimbursement pressure and decreased COVID-19 diagnostic testing.
•Pharmacy same store sales increased 10.1% in the three months ended March 31, 2022 compared to the prior year. The increase was primarily driven by the 6.1% increase in pharmacy same store prescription volume on a 30-day equivalent basis and pharmacy brand inflation. These increases were partially offset by the impact of recent generic introductions and continued pharmacy reimbursement pressure.

•Front store same store sales increased 13.2% in the three months ended March 31, 2022 compared to the prior year. The increase was primarily due to strength in consumer health, including the sale of COVID-19 OTC test kits and the impact of a weaker cough, cold and flu season experienced in the prior year, in the three months ended March 31, 2022.
•Other revenues decreased $112 million in the three months ended March 31, 2022 compared to the prior year. The decrease was primarily due to decreased COVID-19 diagnostic testing in the three months ended March 31, 2022 compared to the prior year.

Operating expenses
•Operating expenses in the Retail/LTC segment include store payroll, store employee benefits, store occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.
•Operating expenses increased $203 million, or 4.1%, in the three months ended March 31, 2022 compared to the prior year. The increase was primarily due to incremental costs associated with increased volume, as well as increased investments in the segment’s operations and capabilities.
•Operating expenses as a percentage of total revenues decreased to 20.3% in the three months ended March 31, 2022 compared to 21.3% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues described above.

Adjusted operating income
•Adjusted operating income increased $211 million, or 15.1% in the three months ended March 31, 2022 compared to the prior year. The increase in adjusted operating income was primarily driven by the increased prescription and front store volume described above, the impact of COVID-19 vaccinations and improved generic drug purchasing. These increases were partially offset by continued pharmacy reimbursement pressure, increased investments in the segment’s operations and capabilities and decreased COVID-19 diagnostic testing.
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
•Prescriptions filled increased 5.1% on a 30-day equivalent basis in the three months ended March 31, 2022 compared to the prior year primarily driven by increased utilization and the impact of a weaker cough, cold and flu season experienced in the prior year. Excluding the impact of COVID-19 vaccinations, prescriptions filled increased 5.6% on a 30-day equivalent basis for the three months ended March 31, 2022 compared to the prior year.

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
•The Retail/LTC segment’s generic dispensing rate increased to 87.5% in the three months ended March 31, 2022 compared to 87.4% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in brand prescriptions, largely attributable to decreased COVID-19 vaccinations in the three months ended March 31, 2022 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate was 89.9% and 89.5% in the three months ended March 31, 2022 and 2021, respectively.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2022	2021	$	%
Revenues:
Premiums	$17	$18	$(1)	(5.6)%
Services	14	14	—	—%
Net investment income	95	103	(8)	(7.8)%
Total revenues	126	135	(9)	(6.7)%
Cost of products sold	10	8	2	25.0%
Benefit costs	59	45	14	31.1%
Operating expenses	847	427	420	98.4%
Operating loss	(790)	(345)	(445)	(129.0)%
Adjusted operating loss (1)	(305)	(303)	(2)	(0.7)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended March 31, 2022 vs. 2021

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues decreased $9 million, or 6.7%, to $126 million in the three months ended March 31, 2022 compared to the prior year primarily driven by lower net investment income from hedge funds and lower net realized capital gains in the three months ended March 31, 2022 compared to the prior year.

Adjusted operating loss
•Adjusted operating loss remained relatively consistent in the three months ended March 31, 2022 compared to the prior year.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of March 31, 2022, the Company had approximately $8.4 billion in cash and cash equivalents, approximately $3.0 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash during the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,		Change
In millions, except percentages	2022	2021	$	%
Net cash provided by operating activities	$3,563	$2,892	$671	23.2%
Net cash used in investing activities	(1,993)	(1,867)	(126)	(6.7)%
Net cash used in financing activities	(2,650)	(3,185)	535	16.8%
Net decrease in cash, cash equivalents and restricted cash	$(1,080)	$(2,160)	$1,080	50.0%

Commentary

•Net cash provided by operating activities increased by $671 million in the three months ended March 31, 2022 compared to the prior year. The increase was primarily due to the timing of payments, partially offset by higher inventory purchases during the three months ended March 31, 2022 compared to the prior year.
•Net cash used in investing activities increased by $126 million in the three months ended March 31, 2022 compared to the prior year primarily due to increased purchases of property and equipment, partially offset by higher net proceeds from sale and maturities of investments.
•Net cash used in financing activities decreased to $2.7 billion in the three months ended March 31, 2022 compared to $3.2 billion in the prior year. The decrease in cash used in financing activities primarily related to lower repayments of long-term debt during the three months ended March 31, 2022 compared to the prior year, partially offset by share repurchases in the three months ended March 31, 2022.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of March 31, 2022. In connection with its commercial paper program, the Company maintains a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 17, 2023, a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2024, and a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2026. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of March 31, 2022, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston
A subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of March 31, 2022 was approximately $1.0 billion. As of March 31, 2022, there were no outstanding advances from the FHLBB.

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of March 31, 2022, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of March 31, 2022, the Company’s long-term debt was rated “Baa2” by Moody’s Investor Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Stable” by Moody’s and “Positive” by S&P. In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Program

The following share repurchase program has been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of March 31, 2022
December 9, 2021 (“2021 Repurchase Program”)	$10.0	$8.0

The 2021 Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase (“ASR”) transactions, and/or other derivative transactions. The 2021 Repurchase Program can be modified or terminated by the Board at any time.

During the three months ended March 31, 2022, the Company repurchased approximately 19.1 million shares of common stock for approximately $2.0 billion pursuant to the 2021 Repurchase Program, including share repurchases under the ASR transaction described below. During the three months ended March 31, 2021, the Company did not repurchase any shares of its common stock.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $1.5 billion fixed dollar ASR with Barclays Bank PLC (“Barclays”). Upon payment of the $1.5 billion purchase price on January 4, 2022, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $1.5 billion notional amount of the ASR or approximately 11.6 million shares at a price of $103.34 per share, which were placed into treasury stock in January 2022. The ASR was accounted for as an initial treasury stock transaction for $1.2 billion and a forward contract for $0.3 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus. In February 2022, the Company received approximately 2.7 million shares of CVS Health Corporation’s common stock, representing the remaining 20% of the $1.5 billion notional amount of the ASR, thereby concluding the ASR. These shares were placed into treasury stock and the forward contract was reclassified from capital surplus to treasury stock in February 2022.

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

For a full description of the Company’s critical accounting policies, see “Critical Accounting Policies” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 Form 10-K.

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

All statements addressing the future operating performance of CVS Health or any segment or any subsidiary and/or future events or developments, including statements relating to the projected impact of COVID-19 and its emerging new variants on the Company’s businesses, investment portfolio, operating results, cash flows and/or financial condition, statements relating to corporate strategy, statements relating to future revenue, operating income or adjusted operating income, earnings per share or adjusted earnings per share, Health Care Benefits segment business, sales results and/or trends, medical cost trends, medical membership, Medicare Part D membership, medical benefit ratios and/or operations, Pharmacy Services segment business, sales results and/or trends and/or operations, Retail/LTC segment business, sales results and/or trends and/or operations, incremental investment spending, interest expense, effective tax rate, weighted-average share count, cash flow from operations, net capital expenditures, cash available for debt repayment, integration synergies, net synergies, integration costs, enterprise modernization, transformation, leverage ratio, cash available for enhancing shareholder value, inventory reduction, turn rate and/or loss rate, debt ratings, the Company’s ability to attract or retain customers and clients, store development and/or relocations, new product development, and the impact of industry and regulatory developments as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

Forward-looking statements rely on a number of estimates, assumptions and projections concerning future events, and are subject to a number of significant risks and uncertainties and other factors that could cause actual results to differ materially from those statements. Many of these risks and uncertainties and other factors are outside our control. Certain of these risks and uncertainties and other factors are described under “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and under “Risk Factors” included in Part II, Item 1A of this report; these are not the only risks and uncertainties we face. There can be no assurance that the Company has identified all the risks that affect it. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial also may adversely affect the Company’s businesses. If any of those risks or uncertainties develops into actual events, those events or circumstances could have a material adverse effect on the Company’s businesses, operating results, cash flows, financial condition and/or stock price, among other effects.

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

Form 10-Q Table of Contents
Item 3.Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in exposures to market risk since December 31, 2021. See the information contained in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a discussion of the Company’s exposures to market risk.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of March 31, 2022, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.Other Information

Item 1.Legal Proceedings

The information contained in Note 8 ‘‘Commitments and Contingencies’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.Risk Factors

There have been no material changes to the “Risk Factors” disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Those risk factors could adversely affect the Company’s businesses, operating results, cash flows and/or financial condition as well as the market price of the Company’s common shares.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended March 31, 2022, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase program authorized by CVS Health Corporation’s Board of Directors on December 9, 2021. See Note 5 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 through January 31, 2022	11,612,413	$103.34	11,612,413	$8,800,000,000
February 1, 2022 through February 28, 2022	2,656,835	$112.92	2,656,835	$8,500,000,000
March 1, 2022 through March 31, 2022	4,781,527	$104.57	4,781,527	$8,000,000,137
	19,050,775		19,050,775

Form 10-Q Table of Contents
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

INDEX TO EXHIBITS

10	Material Contracts

10.1*	Form of Restricted Stock Unit Agreement between the Registrant and selected employees of the Registrant.

10.2*	Form of Performance Stock Unit Agreement between the Registrant and selected employees of the Registrant.

10.3*	Form of Nonqualified Stock Option Agreement between the Registrant and selected executives of the Registrant.

10.4*	Form of Nonqualified Stock Option Agreement between the Registrant and selected employees of the Registrant.

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated May 4, 2022 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 2022 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	May 4, 2022	By:	/s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President and Chief Financial Officer