Form 10-Q
period 2022-06-30
CVS HEALTH Corp
filed 2022-08-03
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of July 27, 2022, the registrant had 1,312,828,807 shares of common stock issued and outstanding.

Form 10-Q Table of Contents
Part I.Financial Information

Item 1.Financial Statements

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2022 and 2021	2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2022 and 2021	3

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2022 and December 31, 2021	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2022 and 2021	5

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the three months ended June 30, 2022 and 2021 and the three months ended March 31, 2022 and 2021	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Report of Independent Registered Public Accounting Firm	37

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2022	2021	2022	2021
Revenues:
Products	$56,794	$50,525	$109,316	$97,912
Premiums	21,260	18,983	42,891	37,943
Services	2,436	2,819	4,941	5,272
Net investment income	146	289	314	586
Total revenues	80,636	72,616	157,462	141,713
Operating costs:
Cost of products sold	49,290	43,520	94,799	84,414
Benefit costs	17,606	15,901	35,557	31,605
Operating expenses	9,171	8,869	19,047	17,791
Total operating costs	76,067	68,290	149,403	133,810
Operating income	4,569	4,326	8,059	7,903
Interest expense	583	636	1,169	1,293
Other income	(43)	(45)	(85)	(95)
Income before income tax provision	4,029	3,735	6,975	6,705
Income tax provision	1,068	944	1,701	1,690
Net income	2,961	2,791	5,274	5,015
Net income attributable to noncontrolling interests	(10)	(8)	(11)	(9)
Net income attributable to CVS Health	$2,951	$2,783	$5,263	$5,006

Net income per share attributable to CVS Health:
Basic	$2.25	$2.11	$4.01	$3.80
Diluted	$2.23	$2.10	$3.97	$3.78
Weighted average shares outstanding:
Basic	1,313	1,319	1,312	1,316
Diluted	1,321	1,327	1,325	1,325
Dividends declared per share	$0.55	$0.50	$1.10	$1.00

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Net income	$2,961	$2,791	$5,274	$5,015
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)	(813)	149	(1,968)	(237)
Foreign currency translation adjustments	(1)	1	2	(1)
Net cash flow hedges	15	(3)	12	(7)
Pension and other postretirement benefits	1	1	1	1
Other comprehensive income (loss)	(798)	148	(1,953)	(244)
Comprehensive income	2,163	2,939	3,321	4,771
Comprehensive income attributable to noncontrolling interests	(10)	(8)	(11)	(9)
Comprehensive income attributable to CVS Health	$2,153	$2,931	$3,310	$4,762

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$12,116	$9,408
Investments	2,877	3,117
Accounts receivable, net	27,233	24,431
Inventories	17,375	17,760
Other current assets	2,541	5,292
Total current assets	62,142	60,008
Long-term investments	21,124	23,025
Property and equipment, net	12,764	12,896
Operating lease right-of-use assets	18,562	19,122
Goodwill	78,560	79,121
Intangible assets, net	28,135	29,026
Separate accounts assets	4,140	5,087
Other assets	4,852	4,714
Total assets	$230,279	$232,999

Liabilities:
Accounts payable	$13,238	$12,544
Pharmacy claims and discounts payable	18,393	17,330
Health care costs payable	10,400	8,808
Policyholders’ funds	1,628	4,301
Accrued expenses	17,728	17,670
Other insurance liabilities	1,197	1,303
Current portion of operating lease liabilities	1,854	1,646
Current portion of long-term debt	4,019	4,205
Total current liabilities	68,457	67,807
Long-term operating lease liabilities	17,502	18,177
Long-term debt	50,797	51,971
Deferred income taxes	5,450	6,270
Separate accounts liabilities	4,140	5,087
Other long-term insurance liabilities	6,287	6,402
Other long-term liabilities	2,140	1,904
Total liabilities	154,773	157,618

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,755 shares issued and 1,312 shares outstanding at June 30, 2022 and 1,744 shares issued and 1,322 shares outstanding at December 31, 2021 and capital surplus	47,874	47,377
Treasury stock, at cost: 443 shares at June 30, 2022 and 422 shares at December 31, 2021	(30,412)	(28,173)
Retained earnings	58,710	54,906
Accumulated other comprehensive income (loss)	(988)	965
Total CVS Health shareholders’ equity	75,184	75,075
Noncontrolling interests	322	306
Total shareholders’ equity	75,506	75,381
Total liabilities and shareholders’ equity	$230,279	$232,999

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2022	2021
Cash flows from operating activities:
Cash receipts from customers	$151,769	$136,621
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(90,887)	(79,316)
Insurance benefits paid	(33,920)	(31,245)
Cash paid to other suppliers and employees	(15,119)	(14,900)
Interest and investment income received	200	394
Interest paid	(1,150)	(1,263)
Income taxes paid	(1,887)	(1,552)
Net cash provided by operating activities	9,006	8,739

Cash flows from investing activities:
Proceeds from sales and maturities of investments	4,360	3,947
Purchases of investments	(5,010)	(5,570)
Purchases of property and equipment	(1,459)	(1,315)
Acquisitions (net of cash acquired)	(125)	(108)
Proceeds from sale of subsidiaries (net of cash and restricted cash sold of $2,807)	(1,943)	—
Other	54	72
Net cash used in investing activities	(4,123)	(2,974)

Cash flows from financing activities:
Repayments of long-term debt	(1,529)	(5,423)
Repurchase of common stock	(2,000)	—
Dividends paid	(1,462)	(1,306)
Proceeds from exercise of stock options	348	330
Payments for taxes related to net share settlement of equity awards	(329)	(159)
Other	(139)	46
Net cash used in financing activities	(5,111)	(6,512)
Net decrease in cash, cash equivalents and restricted cash	(228)	(747)
Cash, cash equivalents and restricted cash at the beginning of the period	12,691	11,043
Cash, cash equivalents and restricted cash at the end of the period	$12,463	$10,296

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2022	2021
Reconciliation of net income to net cash provided by operating activities:
Net income	$5,274	$5,015
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,142	2,263
Stock-based compensation	236	232
Gain on sale of subsidiary	(225)	—
Deferred income taxes and other noncash items	(281)	(370)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,687)	(2,384)
Inventories	469	1,517
Other assets	(325)	(219)
Accounts payable and pharmacy claims and discounts payable	2,033	1,702
Health care costs payable and other insurance liabilities	1,467	104
Other liabilities	903	879
Net cash provided by operating activities	$9,006	$8,739

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2021	1,744	(422)	$47,377	$(28,173)	$54,906	$965	$75,075	$306	$75,381
Net income	—	—	—	—	2,312	—	2,312	1	2,313
Other comprehensive loss	—	—	—	—	—	(1,155)	(1,155)	—	(1,155)
Stock option activity, stock awards and other	3	—	300	—	—	—	300	—	300
Purchase of treasury shares, net of ESPP issuances	—	(19)	—	(1,972)	—	—	(1,972)	—	(1,972)
Common stock dividends	—	—	—	—	(730)	—	(730)	—	(730)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	3	3
Balance at March 31, 2022	1,747	(441)	47,677	(30,145)	56,488	(190)	73,830	310	74,140
Net income	—	—	—	—	2,951	—	2,951	10	2,961
Other comprehensive loss (Note 8)	—	—	—	—	—	(798)	(798)	—	(798)
Stock option activity, stock awards and other	8	—	197	—	—	—	197	—	197
Purchase of treasury shares, net of ESPP issuances	—	(2)	—	(267)	—	—	(267)	—	(267)
Common stock dividends	—	—	—	—	(729)	—	(729)	—	(729)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	2	2
Balance at June 30, 2022	1,755	(443)	$47,874	$(30,412)	$58,710	$(988)	$75,184	$322	$75,506
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of June 30, 2022, March 31, 2022 and December 31, 2021.
(2)Common stock and capital surplus includes the par value of common stock of $18 million as of June 30, 2022 and $17 million as of March 31, 2022 and December 31, 2021.

Index to Condensed Consolidated Financial Statements

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2020	1,733	(423)	$46,513	$(28,178)	$49,640	$1,414	$69,389	$312	$69,701
Net income	—	—	—	—	2,223	—	2,223	1	2,224
Other comprehensive loss	—	—	—	—	—	(392)	(392)	—	(392)
Stock option activity, stock awards and other	2	—	214	—	—	—	214	—	214
ESPP issuances, net of purchase of treasury shares	—	1	—	76	—	—	76	—	76
Common stock dividends	—	—	—	—	(660)	—	(660)	—	(660)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	1	1
Balance at March 31, 2021	1,735	(422)	46,727	(28,102)	51,203	1,022	70,850	314	71,164
Net income	—	—	—	—	2,783	—	2,783	8	2,791
Other comprehensive income (Note 8)	—	—	—	—	—	148	148	—	148
Stock option activity, stock awards and other	7	—	268	—	—	—	268	—	268
Purchase of treasury shares, net of ESPP issuances	—	(2)	—	(150)	—	—	(150)	—	(150)
Common stock dividends	—	—	—	—	(655)	—	(655)	—	(655)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2021	1,742	(424)	$46,995	$(28,252)	$53,331	$1,170	$73,244	$321	$73,565
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

Index to Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Significant Accounting Policies

Description of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health” or the “Company”), has more than 9,000 retail locations, more than 1,100 walk-in medical clinics, a leading pharmacy benefits manager with over 110 million plan members with expanding specialty pharmacy solutions and a dedicated senior pharmacy care business serving more than one million patients per year. The Company also serves an estimated 35 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

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

Health Care Benefits Segment
The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services and health information technology products and services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” In addition, effective January 2022, the Company entered the individual public health insurance exchanges (“Public Exchanges”) in eight states through which it sells Insured plans directly to individual consumers. The Company has submitted regulatory filings to remain on the Public Exchanges in 2023 in each of those eight states, and has submitted regulatory filings to enter the Public Exchanges in four additional states effective January 2023.

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

Retail/LTC Segment
The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, COVID-19 and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of June 30, 2022, the Retail/LTC segment operated more than 9,000 retail locations, more than 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies.

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

Restricted Cash

Restricted cash included in other current assets on the unaudited condensed consolidated balance sheets represents funds held on behalf of members, including health savings account funds associated with high deductible health plans. Restricted cash included in other assets on the unaudited condensed consolidated balance sheets represents amounts held in a trust in one of the Company’s captive insurance companies to satisfy collateral requirements associated with the assignment of certain insurance policies. All restricted cash is invested in time deposits and money market funds.

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	June 30, 2022	December 31, 2021	June 30, 2021
Cash and cash equivalents	$12,116	$9,408	$7,119
Restricted cash (included in other current assets)	131	3,065	2,959
Restricted cash (included in other assets)	216	218	218
Total cash, cash equivalents and restricted cash in the statements of cash flows	$12,463	$12,691	$10,296

The decrease in restricted cash included in other current assets as of June 30, 2022 compared to December 31, 2021 was primarily due to a decrease in health savings account funds held on behalf of customers as a result of the sale of PayFlex Holdings, Inc. (“PayFlex”). See Note 2 ‘‘Divestitures and Asset Sales’’ for additional information on the Company’s sale of PayFlex.

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net is composed of the following:

In millions	June 30, 2022	December 31, 2021
Trade receivables	$9,084	$7,932
Vendor and manufacturer receivables	12,242	10,573
Premium receivables	3,399	2,537
Other receivables	2,508	3,389
Total accounts receivable, net	$27,233	$24,431

The Company’s allowance for credit losses was $340 million and $339 million as of June 30, 2022 and December 31, 2021, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

Revenue Recognition

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source in each segment for the three and six months ended June 30, 2022 and 2021:

In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended June 30, 2022
Major goods/services lines:
Pharmacy	$—	$42,567	$20,017	$—	$(11,258)	$51,326
Front Store	—	—	5,736	—	—	5,736
Premiums	21,245	—	—	15	—	21,260
Net investment income (loss)	88	—	(18)	76	—	146
Other	1,423	245	551	19	(70)	2,168
Total	$22,756	$42,812	$26,286	$110	$(11,328)	$80,636

Pharmacy Services distribution channel:
Pharmacy network (1)		$24,537
Mail choice (2)		18,030
Other		245
Total		$42,812

Three Months Ended June 30, 2021
Major goods/services lines:
Pharmacy	$—	$38,153	$18,873	$—	$(11,094)	$45,932
Front Store	—	—	5,254	—	—	5,254
Premiums	18,968	—	—	15	—	18,983
Net investment income	137	—	—	152	—	289
Other	1,420	161	601	15	(39)	2,158
Total	$20,525	$38,314	$24,728	$182	$(11,133)	$72,616

Pharmacy Services distribution channel:
Pharmacy network (1)		$22,918
Mail choice (2)		15,235
Other		161
Total		$38,314

In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Six Months Ended June 30, 2022
Major goods/services lines:
Pharmacy	$—	$81,765	$39,549	$—	$(22,498)	$98,816
Front Store	—	—	11,049	—	—	11,049
Premiums	42,859	—	—	32	—	42,891
Net investment income (loss)	177	—	(34)	171	—	314
Other	2,829	508	1,140	33	(118)	4,392
Total	$45,865	$82,273	$51,704	$236	$(22,616)	$157,462

Pharmacy Services distribution channel:
Pharmacy network (1)		$47,361
Mail choice (2)		34,404
Other		508
Total		$82,273

Six Months Ended June 30, 2021
Major goods/services lines:
Pharmacy	$—	$74,294	$36,758	$—	$(22,168)	$88,884
Front Store	—	—	9,896	—	—	9,896
Premiums	37,910	—	—	33	—	37,943
Net investment income	285	—	46	255	—	586
Other	2,813	341	1,302	29	(81)	4,404
Total	$41,008	$74,635	$48,002	$317	$(22,249)	$141,713

Pharmacy Services distribution channel:
Pharmacy network (1)		$44,811
Mail choice (2)		29,483
Other		341
Total		$74,635
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

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	June 30, 2022	December 31, 2021
Trade receivables (included in accounts receivable, net)	$9,084	$7,932
Contract liabilities (included in accrued expenses)	80	87

During the six months ended June 30, 2022 and 2021, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. Below is a summary of such changes:

	Six Months Ended June 30,
In millions	2022	2021
Contract liabilities, beginning of the period	$87	$71
Rewards earnings and gift card issuances	175	183
Redemption and breakage	(182)	(175)
Contract liabilities, end of the period	$80	$79

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of $16 million and $10 million in the three months ended June 30, 2022 and 2021, respectively, and expensed fees for the use of this network of approximately $31 million and $19 million in the six months ended June 30, 2022 and 2021, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services, LLC (“Heartland”). Heartland operates several LTC pharmacies in four states. Heartland paid the Company $23 million and $19 million for pharmaceutical inventory purchases during the three months ended June 30, 2022 and 2021, respectively, and $44 million and $37 million for pharmaceutical inventory purchases during the six months ended June 30, 2022 and 2021, respectively. Additionally, the Company performs certain collection functions for Heartland and then transfers those customer cash collections to Heartland. The Company’s investment in and equity in the earnings of Heartland for all periods presented is immaterial.

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

2.Divestitures and Asset Sales

Divestiture of PayFlex

On June 1, 2022, the Company sold PayFlex for approximately $775 million. PayFlex provides services to employers, their employees, and their former employees in the areas of tax-advantaged account reimbursement administration (flexible spending, health reimbursement, health savings, transit and parking), Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration and special-member billing administration. The results of this business have historically been reported within the Health Care Benefits segment. The Company recorded a pre-tax gain on the divestiture of $225 million in the three and six months ended June 30, 2022, which is reflected as a reduction in operating expenses in the Company’s unaudited condensed consolidated statements of operations within the Health Care Benefits segment.

Divestiture of Thailand Health Care Business

In March 2022, the Company reached an agreement to sell its international health care business domiciled in Thailand (“Thailand business”), comprised of approximately 266,000 medical members, which was included in the Commercial Business reporting unit within the Health Care Benefits segment. At that time, a portion of the Commercial Business goodwill was specifically allocated to the Thailand business. The net assets of the Thailand business were accounted for as assets held for sale at March 31, 2022. The carrying value of the Thailand business was determined to be greater than its fair value and, accordingly, the Company recorded a $41 million loss on assets held for sale within the Health Care Benefits segment during the first quarter of 2022. The sale closed in the second quarter of 2022, and the consideration received and ultimate loss on the sale were not material.

International Health Care Benefits Renewal Rights Asset Sale

In May 2022, the Company sold the renewal rights of approximately 200,000 international medical members outside of the Americas, Thailand and India in connection with an Asset Purchase Agreement. As part of this agreement, the Company will introduce and help migrate these existing international medical members to the purchaser upon renewal. The Company expects the migration process to occur over a 16-month period between July 2022 and October 2023. The Company expects to cease writing any new or renewal business for international medical members outside of the Americas after October 31, 2022. The consideration received related to this agreement was not material.

3.Investments

Total investments at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022			December 31, 2021
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,775	$17,976	$20,751	$3,009	$20,231	$23,240
Mortgage loans	88	905	993	58	844	902
Other investments	14	2,243	2,257	50	1,950	2,000
Total investments	$2,877	$21,124	$24,001	$3,117	$23,025	$26,142

Debt Securities

Debt securities available for sale at June 30, 2022 and December 31, 2021 were as follows:

In millions	Gross Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Debt securities:
U.S. government securities	$2,194	$—	$2,194	$2	$(118)	$2,078
States, municipalities and political subdivisions	2,472	—	2,472	11	(110)	2,373
U.S. corporate securities	9,910	—	9,910	29	(740)	9,199
Foreign securities	2,857	(8)	2,849	18	(236)	2,631
Residential mortgage-backed securities	808	—	808	—	(61)	747
Commercial mortgage-backed securities	1,222	—	1,222	—	(114)	1,108
Other asset-backed securities	2,721	—	2,721	5	(135)	2,591
Redeemable preferred securities	25	—	25	—	(1)	24
Total debt securities (1)	$22,209	$(8)	$22,201	$65	$(1,515)	$20,751

December 31, 2021
Debt securities:
U.S. government securities	$2,349	$—	$2,349	$70	$(3)	$2,416
States, municipalities and political subdivisions	2,947	—	2,947	148	(4)	3,091
U.S. corporate securities	9,093	—	9,093	682	(40)	9,735
Foreign securities	2,821	—	2,821	196	(24)	2,993
Residential mortgage-backed securities	870	—	870	15	(10)	875
Commercial mortgage-backed securities	1,278	—	1,278	44	(12)	1,310
Other asset-backed securities	2,791	—	2,791	14	(13)	2,792
Redeemable preferred securities	25	—	25	3	—	28
Total debt securities (1)	$22,174	$—	$22,174	$1,172	$(106)	$23,240
_____________________________________________
(1)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At June 30, 2022, debt securities with a fair value of $658 million, gross unrealized capital gains of $5 million and gross unrealized capital losses of $39 million and at December 31, 2021, debt securities with a fair value of $864 million, gross unrealized capital gains of $94 million and gross unrealized capital losses of $2 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income (loss).

The net amortized cost and fair value of debt securities at June 30, 2022 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,221	$1,221
One year through five years	6,807	6,503
After five years through ten years	5,031	4,559
Greater than ten years	4,391	4,022
Residential mortgage-backed securities	808	747
Commercial mortgage-backed securities	1,222	1,108
Other asset-backed securities	2,721	2,591
Total	$22,201	$20,751

Summarized below are the debt securities the Company held at June 30, 2022 and December 31, 2021 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
June 30, 2022
Debt securities:
U.S. government securities	464	$1,616	$115	12	$58	$3	476	$1,674	$118
States, municipalities and political subdivisions	875	1,372	104	27	55	6	902	1,427	110
U.S. corporate securities	5,583	6,989	674	364	508	66	5,947	7,497	740
Foreign securities	1,304	1,872	206	119	172	30	1,423	2,044	236
Residential mortgage-backed securities	388	644	50	23	65	11	411	709	61
Commercial mortgage-backed securities	436	955	91	53	118	23	489	1,073	114
Other asset-backed securities	1,324	2,358	126	91	114	9	1,415	2,472	135
Redeemable preferred securities	10	19	1	1	3	—	11	22	1
Total debt securities	10,384	$15,825	$1,367	690	$1,093	$148	11,074	$16,918	$1,515

December 31, 2021
Debt securities:
U.S. government securities	43	$242	$2	10	$40	$1	53	$282	$3
States, municipalities and political subdivisions	233	428	3	13	33	1	246	461	4
U.S. corporate securities	1,610	2,296	31	165	238	9	1,775	2,534	40
Foreign securities	449	747	20	57	91	4	506	838	24
Residential mortgage-backed securities	165	593	9	10	36	1	175	629	10
Commercial mortgage-backed securities	188	462	7	35	112	5	223	574	12
Other asset-backed securities	1,011	2,030	12	26	31	1	1,037	2,061	13
Redeemable preferred securities	1	2	—	1	3	—	2	5	—
Total debt securities	3,700	$6,800	$84	317	$584	$22	4,017	$7,384	$106

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at June 30, 2022 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of June 30, 2022, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at June 30, 2022 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$7	$—	$438	$5	$445	$5
One year through five years	54	2	5,062	320	5,116	322
After five years through ten years	151	15	3,713	471	3,864	486
Greater than ten years	196	18	3,043	374	3,239	392
Residential mortgage-backed securities	11	1	698	60	709	61
Commercial mortgage-backed securities	33	2	1,040	112	1,073	114
Other asset-backed securities	16	1	2,456	134	2,472	135
Total	$468	$39	$16,450	$1,476	$16,918	$1,515

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the three and six months ended June 30, 2022 and 2021, the Company had the following activity in its mortgage loan portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
New mortgage loans	$121	$73	$180	$120
Mortgage loans fully repaid	39	82	74	172
Mortgage loans foreclosed	—	—	—	—

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

Based on the Company’s assessments at June 30, 2022 and December 31, 2021, the amortized cost basis of the Company's mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2022	2021	2020	2019	2018	Prior	Total
June 30, 2022
1	$—	$—	$—	$—	$—	$17	$17
2 to 4	162	250	48	20	65	418	963
5 and 6	—	—	—	—	3	10	13
7	—	—	—	—	—	—	—
Total	$162	$250	$48	$20	$68	$445	$993

December 31, 2021
1		$—	$—	$—	$—	$28	$28
2 to 4		255	48	40	72	446	861
5 and 6		—	—	—	3	10	13
7		—	—	—	—	—	—
Total		$255	$48	$40	$75	$484	$902

Net Investment Income

Sources of net investment income for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Debt securities	$172	$160	$336	$317
Mortgage loans	13	13	24	28
Other investments	68	112	145	198
Gross investment income	253	285	505	543
Investment expenses	(9)	(9)	(18)	(17)
Net investment income (excluding net realized capital gains or losses)	244	276	487	526
Net realized capital gains (losses) (1)	(98)	13	(173)	60
Net investment income (2)	$146	$289	$314	$586
_____________________________________________
(1)Net realized capital losses include yield-related impairment losses on debt securities of $30 million and are shown net of the reversal of previously recorded credit-related impairment losses on debt securities of $22 million in the three months ended June 30, 2022. Net realized capital losses include credit-related and yield-related impairment losses on debt securities of $16 million and $48 million, respectively, in the six months ended June 30, 2022. Net realized capital gains are net of yield-related impairment losses on debt securities of $2 million and $32 million, respectively, in the three and six months ended June 30, 2021. There were no credit-related losses on debt securities in the three and six months ended June 30, 2021.
(2)Net investment income includes $9 million and $18 million for the three and six months ended June 30, 2022, respectively, and $10 million and $19 million for the three and six months ended June 30, 2021, respectively, related to investments supporting experience-rated products.

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Proceeds from sales	$1,052	$919	$2,963	$2,267
Gross realized capital gains	3	20	17	42
Gross realized capital losses	72	1	107	10

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

There were no financial liabilities measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at June 30, 2022 or December 31, 2021. Financial assets measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at June 30, 2022 and December 31, 2021 were as follows:

In millions	Level 1	Level 2	Level 3	Total
June 30, 2022
Cash and cash equivalents	$7,335	$4,781	$—	$12,116
Debt securities:
U.S. government securities	2,045	33	—	2,078
States, municipalities and political subdivisions	—	2,373	—	2,373
U.S. corporate securities	—	9,169	30	9,199
Foreign securities	—	2,623	8	2,631
Residential mortgage-backed securities	—	747	—	747
Commercial mortgage-backed securities	—	1,108	—	1,108
Other asset-backed securities	—	2,591	—	2,591
Redeemable preferred securities	—	24	—	24
Total debt securities	2,045	18,668	38	20,751
Equity securities	121	—	68	189
Total	$9,501	$23,449	$106	$33,056

December 31, 2021
Cash and cash equivalents	$4,954	$4,454	$—	$9,408
Debt securities:
U.S. government securities	2,372	44	—	2,416
States, municipalities and political subdivisions	—	3,086	5	3,091
U.S. corporate securities	—	9,697	38	9,735
Foreign securities	—	2,983	10	2,993
Residential mortgage-backed securities	—	875	—	875
Commercial mortgage-backed securities	—	1,310	—	1,310
Other asset-backed securities	—	2,789	3	2,792
Redeemable preferred securities	—	28	—	28
Total debt securities	2,372	20,812	56	23,240
Equity securities	114	—	55	169
Total	$7,440	$25,266	$111	$32,817

During the three and six months ended June 30, 2022 there were $26 million and $29 million of transfers out of Level 3. During the three and six months ended June 30, 2021, there were no transfers into or out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the unaudited condensed consolidated balance sheets at adjusted cost or contract value at June 30, 2022 and December 31, 2021 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
June 30, 2022
Assets:
Mortgage loans	$993	$—	$—	$940	$940
Equity securities (1)	183	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	4	—	—	4	4
Without a fixed maturity	333	—	—	317	317
Long-term debt	54,816	51,825	—	—	51,825

December 31, 2021
Assets:
Mortgage loans	$902	$—	$—	$907	$907
Equity securities (1)	126	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	336	—	—	373	373
Long-term debt	56,176	64,157	—	—	64,157
_____________________________________________
(1)It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

Separate Accounts assets relate to the Company’s large case pensions products which represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022				December 31, 2021
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4	$178	$—	$182	$2	$186	$—	$188
Debt securities	913	2,535	—	3,448	1,233	3,048	—	4,281
Equity securities	—	1	—	1	—	1	—	1
Common/collective trusts	—	421	—	421	—	547	—	547
Total (1)	$917	$3,135	$—	$4,052	$1,235	$3,782	$—	$5,017
_____________________________________________
(1)Excludes $88 million and $70 million of other receivables at June 30, 2022 and December 31, 2021, respectively.

5.Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
In millions	2022	2021
Health care costs payable, beginning of the period	$8,808	$7,936
Less: Reinsurance recoverables	8	10
Health care costs payable, beginning of the period, net	8,800	7,926
Add: Components of incurred health care costs
Current year	35,960	32,183
Prior years	(666)	(709)
Total incurred health care costs (1)	35,294	31,474
Less: Claims paid
Current year	26,971	24,600
Prior years	6,732	6,409
Total claims paid	33,703	31,009
Add: Premium deficiency reserve	5	5
Health care costs payable, end of the period, net	10,396	8,396
Add: Reinsurance recoverables	4	18
Health care costs payable, end of the period	$10,400	$8,414
_____________________________________________
(1)Total incurred health care costs for the six months ended June 30, 2022 and 2021 in the table above exclude (i) $5 million and $5 million, respectively, for premium deficiency reserves related to the Company’s Medicaid products, (ii) $37 million and $27 million, respectively, of benefit costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets and (iii) $221 million and $99 million, respectively, of benefit costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets.

The Company’s estimates of prior years’ health care costs payable decreased by $666 million and $709 million, respectively, in the six months ended June 30, 2022 and 2021, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At June 30, 2022, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $8.0 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims at June 30, 2022 related to the current year.

6.Borrowings

The following table is a summary of the Company’s borrowings at June 30, 2022 and December 31, 2021:

In millions	June 30, 2022	December 31, 2021
Long-term debt
3.5% senior notes due July 2022	$—	$1,500
2.75% senior notes due November 2022	1,000	1,000
2.75% senior notes due December 2022	1,250	1,250
4.75% senior notes due December 2022	399	399
2.8% senior notes due June 2023	1,300	1,300
4% senior notes due December 2023	414	414
3.375% senior notes due August 2024	650	650
2.625% senior notes due August 2024	1,000	1,000
3.5% senior notes due November 2024	750	750
5% senior notes due December 2024	299	299
4.1% senior notes due March 2025	950	950
3.875% senior notes due July 2025	2,828	2,828
2.875% senior notes due June 2026	1,750	1,750
3% senior notes due August 2026	750	750
3.625% senior notes due April 2027	750	750
6.25% senior notes due June 2027	372	372
1.3% senior notes due August 2027	2,250	2,250
4.3% senior notes due March 2028	5,000	5,000
3.25% senior notes due August 2029	1,750	1,750
3.75% senior notes due April 2030	1,500	1,500
1.75% senior notes due August 2030	1,250	1,250
1.875% senior notes due February 2031	1,250	1,250
2.125% senior notes due September 2031	1,000	1,000
4.875% senior notes due July 2035	652	652
6.625% senior notes due June 2036	771	771
6.75% senior notes due December 2037	533	533
4.78% senior notes due March 2038	5,000	5,000
6.125% senior notes due September 2039	447	447
4.125% senior notes due April 2040	1,000	1,000
2.7% senior notes due August 2040	1,250	1,250
5.75% senior notes due May 2041	133	133
4.5% senior notes due May 2042	500	500
4.125% senior notes due November 2042	500	500
5.3% senior notes due December 2043	750	750
4.75% senior notes due March 2044	375	375
5.125% senior notes due July 2045	3,500	3,500
3.875% senior notes due August 2047	1,000	1,000
5.05% senior notes due March 2048	8,000	8,000
4.25% senior notes due April 2050	750	750
Finance lease liabilities	1,407	1,300
Other	316	320
Total debt principal	55,346	56,743
Debt premiums	210	219
Debt discounts and deferred financing costs	(740)	(786)
	54,816	56,176
Less:
Current portion of long-term debt	(4,019)	(4,205)
Long-term debt	$50,797	$51,971

Long-term Borrowings

In May 2022, the Company exercised the par call option on its outstanding 3.5% senior notes due July 2022 and redeemed for cash on hand the entire $1.5 billion aggregate principal amount.

On July 15, 2022, the Company announced that it will exercise the par call option on its outstanding 2.75% senior notes due November 2022 (issued by Aetna Inc.) and will redeem for cash on hand the entire $1.0 billion aggregate principal amount. The redemption is expected to occur on or about August 15, 2022.

On August 2, 2022, the Company announced that it will exercise the par call options on its outstanding 2.75% senior notes due December 2022 and 4.75% senior notes due December 2022 (including the unexchanged notes issued by Omnicare, Inc.) and will redeem for cash on hand the entire $1.25 billion and $399 million aggregate principal amounts, respectively. The redemptions are expected to occur on or about September 1, 2022.

7.Shareholders’ Equity

Share Repurchases

The following share repurchase program has been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of June 30, 2022
December 9, 2021 (“2021 Repurchase Program”)	$10.0	$8.0

The 2021 Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase (“ASR”) transactions, and/or other derivative transactions. The 2021 Repurchase Program can be modified or terminated by the Board at any time.

During the six months ended June 30, 2022, the Company repurchased approximately 19.1 million shares of common stock for approximately $2.0 billion pursuant to the 2021 Repurchase Program, including share repurchases under the ASR transaction described below. During the six months ended June 30, 2021, the Company did not repurchase any shares of its common stock.

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

Dividends

The quarterly cash dividend declared by the Board was $0.55 and $0.50 per share in the three months ended June 30, 2022 and 2021, respectively. Cash dividends declared by the Board were $1.10 and $1.00 per share in the six months ended June 30, 2022 and 2021, respectively. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

8.Other Comprehensive Income
Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Net unrealized investment gains (losses):
Beginning of period balance	$(377)	$828	$778	$1,214
Other comprehensive income (loss) before reclassifications ($(1,105), $214, $(2,510), $(273) pretax)	(868)	164	(2,098)	(236)
Amounts reclassified from accumulated other comprehensive income (loss) ($77, $(18), $154, $(1) pretax) (1)	55	(15)	130	(1)
Other comprehensive income (loss)	(813)	149	(1,968)	(237)
End of period balance	(1,190)	977	(1,190)	977

Foreign currency translation adjustments:
Beginning of period balance	3	5	—	7
Other comprehensive income (loss) before reclassifications	(1)	1	2	(1)
Other comprehensive income (loss)	(1)	1	2	(1)
End of period balance	2	6	2	6

Net cash flow hedges:
Beginning of period balance	219	244	222	248
Other comprehensive income before reclassifications ($24, $0, $24, $0 pretax)	18	—	18	—
Amounts reclassified from accumulated other comprehensive income ($(4), $(4), $(8), $(9) pretax) (2)	(3)	(3)	(6)	(7)
Other comprehensive income (loss)	15	(3)	12	(7)
End of period balance	234	241	234	241

Pension and other postretirement benefits:
Beginning of period balance	(35)	(55)	(35)	(55)
Amounts reclassified from accumulated other comprehensive loss ($1, $1, $1, $1 pretax) (3)	1	1	1	1
Other comprehensive income	1	1	1	1
End of period balance	(34)	(54)	(34)	(54)

Total beginning of period accumulated other comprehensive income (loss)	(190)	1,022	965	1,414
Total other comprehensive income (loss)	(798)	148	(1,953)	(244)
Total end of period accumulated other comprehensive income (loss)	$(988)	$1,170	$(988)	$1,170
_____________________________________________
(1)Amounts reclassified from accumulated other comprehensive income (loss) for specifically identified debt securities are included in net investment income in the unaudited condensed consolidated statements of operations.
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

9.Earnings Per Share

Earnings per share is computed using the treasury stock method. Stock options and stock appreciation rights to purchase 4 million and 3 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2022, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, stock options and stock appreciation rights to purchase 8 million and 9 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2021, respectively.

The following is a reconciliation of basic and diluted earnings per share for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2022	2021	2022	2021
Numerator for earnings per share calculation:
Net income attributable to CVS Health	$2,951	$2,783	$5,263	$5,006

Denominator for earnings per share calculation:
Weighted average shares, basic	1,313	1,319	1,312	1,316
Restricted stock units and performance stock units	4	4	8	6
Stock options and stock appreciation rights	4	4	5	3
Weighted average shares, diluted	1,321	1,327	1,325	1,325

Earnings per share:
Basic	$2.25	$2.11	$4.01	$3.80
Diluted	$2.23	$2.10	$3.97	$3.78

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

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations, and any significant adverse impact of COVID-19 on such purchasers and/or former subsidiaries increases the risk that the Company will be required to satisfy those obligations. As of June 30, 2022, the Company guaranteed 68 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2030.

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

Litigation and Regulatory Proceedings

The Company has been involved or is currently involved in numerous legal proceedings, including litigation, arbitration, government investigations, audits, reviews and claims. These include routine, regular and special investigations, audits and reviews by the U.S. Centers for Medicare & Medicaid Services (“CMS”), state insurance and health and welfare departments, the U.S. Department of Justice (the “DOJ”), state attorneys general, the U.S. Drug Enforcement Administration (the “DEA”), the Federal Trade Commission (the “FTC”) and other governmental authorities.

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

The Company is facing multiple lawsuits, including by a State Attorney General, governmental subdivisions and several putative class actions, regarding drug pricing and its rebate arrangements with drug manufacturers. These complaints, brought by a number of different types of plaintiffs under a variety of legal theories, generally allege that rebate agreements between the drug manufacturers and PBMs caused inflated prices for certain drug products. The Company is defending itself against these claims. The Company has also received subpoenas, civil investigative demands (“CIDs”) and other requests for documents and information from, and is being investigated by, the FTC and Attorneys General of several states and the District of Columbia regarding its PBM practices, including pricing and rebates. The Company has been providing documents and information in response to these subpoenas, CIDs and requests for information.

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

In March 2022, CVS Health Corporation and CVS Pharmacy, Inc. entered into a settlement agreement with the State of Florida to resolve claims related to opioid medications dating back more than a decade. Under the terms of the settlement agreement, CVS Health Corporation settled all opioid claims against it and its subsidiaries by the State of Florida for $484 million, which is to be paid over a period of 18 years. During the three months ended March 31, 2022, the Company recorded a $484 million liability associated with this legal settlement.

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

U.S. ex rel. Gill et al. v. CVS Health Corp. et al. (U.S. District Court for the Northern District of Illinois). In July 2022, the Delaware Attorney General’s Office moved for partial intervention as to allegations under the Delaware false claims act related to not escheating alleged overpayments in this previously sealed qui tam case. The federal government and the remaining states declined to intervene on other additional theories in the relator’s complaint. The Company is defending itself against all of the claims.

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

Provider Proceedings

The Company is named as a defendant in purported class actions and individual lawsuits arising out of its practices related to the payment of claims for services rendered to its members by providers with whom the Company has a contract and with whom the Company does not have a contract (“out-of-network providers”). Among other things, these lawsuits allege that the Company paid too little to its health plan members and/or providers for out-of-network services (including COVID-19 testing) and/or otherwise allege that the Company failed to timely or appropriately pay or administer out-of-network claims and benefits (including the Company’s post payment audit and collection practices and reductions in payments to providers due to sequestration). Other major health insurers are the subject of similar litigation or have settled similar litigation.

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

CMS Actions

CMS regularly audits the Company’s performance to determine its compliance with CMS’s regulations and its contracts with CMS and to assess the quality of services it provides to Medicare beneficiaries. CMS uses various payment mechanisms to allocate and adjust premium payments to the Company’s and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information prepared, maintained and provided by providers. The Company collects claim and encounter data from providers and generally relies on providers to appropriately code their submissions to the Company and document their medical records, including the diagnosis data submitted to the Company with claims. CMS pays increased premiums to Medicare Advantage plans and Medicare PDP plans for members who have certain medical conditions identified with specific diagnosis codes. Federal regulators review and audit the providers’ medical records to determine whether those records support the related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to the Company. In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including certain of the Company’s plans, to validate coding practices and supporting medical record documentation maintained by providers and the resulting risk-adjusted premium payments to the plans. CMS may require the Company to refund premium payments if the Company’s risk-adjusted premiums are not properly supported by medical record data. The Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) also is auditing the Company’s risk adjustment-related data and that of other companies. The Company expects CMS and the OIG to continue these types of audits.

In 2012, CMS revised its audit methodology for RADV audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under the revised methodology, among other things, CMS will extrapolate the error rate identified in the audit sample of approximately 200 members to all risk-adjusted premium payments made under the contract being audited. For contract years prior to 2011, CMS did not extrapolate sample error rates to the entire contract. As a result, the revised methodology may increase the Company’s exposure to premium refunds to CMS based on incomplete medical records maintained by providers. Since 2013, CMS has selected certain of the Company’s Medicare Advantage contracts for various contract years for RADV audit, and the number of RADV audits continues to increase. The Company is currently unable to predict which of its Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to the Company, the effect of any such refunds or adjustments on the actuarial soundness of the Company’s Medicare Advantage bids, or whether any RADV audit findings would require the Company to change its method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in the Company’s bids for prior contract years, the current contract year or future contract years. Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV, Public Exchange related or other audits by CMS, the OIG or otherwise, including audits of the Company’s minimum medical loss ratio rebates, methodology and/or reports, could be material and could adversely affect the Company’s operating results, cash flows and/or financial condition.

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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Pharmacy Services (1)	Retail/ LTC	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
June 30, 2022
Revenues from external customers	$22,645	$39,859	$17,952	$34	$—	$80,490
Intersegment revenues	23	2,953	8,352	—	(11,328)	—
Net investment income (loss)	88	—	(18)	76	—	146
Total revenues	22,756	42,812	26,286	110	(11,328)	80,636
Adjusted operating income (loss)	1,831	1,855	1,862	(555)	(183)	4,810

June 30, 2021
Revenues from external customers	$20,367	$35,745	$16,185	$30	$—	$72,327
Intersegment revenues	21	2,569	8,543	—	(11,133)	—
Net investment income	137	—	—	152	—	289
Total revenues	20,525	38,314	24,728	182	(11,133)	72,616
Adjusted operating income (loss)	1,614	1,755	2,049	(369)	(162)	4,887

Six Months Ended
June 30, 2022
Revenues from external customers	$45,642	$76,055	$35,386	$65	$—	$157,148
Intersegment revenues	46	6,218	16,352	—	(22,616)	—
Net investment income (loss)	177	—	(34)	171	—	314
Total revenues	45,865	82,273	51,704	236	(22,616)	157,462
Adjusted operating income (loss)	3,582	3,491	3,467	(860)	(387)	9,293

June 30, 2021
Revenues from external customers	$40,682	$69,058	$31,325	$62	$—	$141,127
Intersegment revenues	41	5,577	16,631	—	(22,249)	—
Net investment income	285	—	46	255	—	586
Total revenues	41,008	74,635	48,002	317	(22,249)	141,713
Adjusted operating income (loss)	3,396	3,262	3,443	(672)	(337)	9,092
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $3.1 billion and $2.8 billion of retail co-payments for the three months ended June 30, 2022 and 2021, respectively, and $6.9 billion and $6.2 billion of retail co-payments for the six months ended June 30, 2022 and 2021, respectively.
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

The following are reconciliations of consolidated operating income to adjusted operating income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Operating income (GAAP measure)	$4,569	$4,326	$8,059	$7,903
Amortization of intangible assets (1)	466	582	934	1,169
Gain on divestiture of subsidiary (2)	(225)	—	(225)	—
Legal settlement (3)	—	—	484	—
Loss on assets held for sale (4)	—	—	41	—
Acquisition-related integration costs (5)	—	40	—	81
Acquisition purchase price adjustment outside of measurement period (6)	—	(61)	—	(61)
Adjusted operating income	$4,810	$4,887	$9,293	$9,092
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
(2)During the three and six months ended June 30, 2022, the gain on divestiture of subsidiary represents the pre-tax gain on the sale of PayFlex, which the Company sold on June 1, 2022, for approximately $775 million. The gain on divestiture is reflected as a reduction in operating expenses in the Company’s unaudited condensed consolidated statements of operations within the Health Care Benefits segment.
(3)During the six months ended June 30, 2022, the legal settlement relates to the agreement with the State of Florida, entered into in March 2022, to resolve claims dating back more than a decade related to opioid medications. Under this agreement, CVS Health Corporation settled all opioid claims against it and its subsidiaries by the State of Florida for $484 million, inclusive of certain legal fees, to be paid over a period of 18 years. The legal settlement is reflected in the unaudited condensed consolidated statement of operations in operating expenses within the Corporate/Other segment.
(4)During the six months ended June 30, 2022, the loss on assets held for sale relates to the Commercial Business reporting unit within the Health Care Benefits segment. In March 2022, the Company reached an agreement to sell its Thailand business, which was included in the Commercial Business reporting unit. At that time, a portion of the Commercial Business goodwill was specifically allocated to the Thailand business. The net assets of the Thailand business were accounted for as assets held for sale at March 31, 2022. The carrying value of the Thailand business was determined to be greater than its fair value and a loss on assets held for sale was recorded during the first quarter of 2022. The sale closed in the second quarter of 2022, and the ultimate loss on the sale was not material. The loss on assets held for sale is reflected in the unaudited condensed consolidated statement of operations in operating expenses within the Health Care Benefits segment.
(5)During the three and six months ended June 30, 2021, acquisition-related integration costs relate to the acquisition of Aetna. The acquisition-related integration costs are reflected in the unaudited condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(6)In June 2021, the Company received $61 million related to a purchase price working capital adjustment for an acquisition completed during the first quarter of 2020. The resolution of this matter occurred subsequent to the acquisition accounting measurement period and is reflected in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 as a reduction of operating expenses within the Health Care Benefits segment.

Index to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of June 30, 2022, the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2022 and 2021, the related condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2022 and 2021 and June 30, 2022 and 2021, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 9, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 3, 2022

Form 10-Q Table of Contents
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a diversified health solutions company united around a common purpose of helping people on their path to better health. In an increasingly connected and digital world, we are meeting people wherever they are and changing health care to meet their needs. The Company has more than 9,000 retail locations, more than 1,100 walk-in medical clinics, a leading pharmacy benefits manager with over 110 million plan members with expanding specialty pharmacy solutions and a dedicated senior pharmacy care business serving more than one million patients per year. The Company also serves an estimated 35 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its innovative health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

The Company has four reportable segments: Health Care Benefits, Pharmacy Services, Retail/LTC and Corporate/Other, which are described below.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services, and health information technology products and services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” In addition, effective January 2022, the Company entered the individual public health insurance exchanges (“Public Exchanges”) in eight states through which it sells Insured plans directly to individual consumers. The Company has submitted regulatory filings to remain on the Public Exchanges in 2023 in each of those eight states, and has submitted regulatory filings to enter the Public Exchanges in four additional states effective January 2023.

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

Overview of the Retail/LTC Segment

The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, coronavirus disease 2019 (“COVID-19”) and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of June 30, 2022, the Retail/LTC segment operated more than 9,000 retail locations, more than 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies.

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

Overview of Current Trends

We also face trends and uncertainties specific to our reportable segments, certain of which are summarized below and also discussed in the review of our segment results. For the remainder of the year, the Company believes you should consider the following important information:

•The Health Care Benefits segment is expected to continue to benefit from Medicare and Commercial membership growth, partially offset by the impact of the International Health Care Benefits Renewal Rights Asset sale as described in Note 2 ‘‘Divestitures and Asset Sales’’ to the unaudited condensed consolidated financial statements. We now expect the public health emergency to extend through the end of fiscal year 2022. The projected MBR is expected to decrease compared to 2021, reflecting pricing and a reduction in COVID-19 related medical costs. While the Company still expects a net negative impact from COVID-19 in 2022 within the Health Care Benefits segment, including the impact of the assumption that a fourth COVID-19 booster will be administered to adults aged 50 and older and to certain immunocompromised individuals as per the guidelines set forth by the CDC, the expectation is the impact will be less adverse than what was experienced in 2021.
•The Pharmacy Services segment is expected to continue to benefit from the Company’s ability to drive further improvements in purchasing economics and strong pharmacy network volume. These increases are expected to be partially offset by continued client price improvements, decreased contributions from pharmacy and/or other administrative services for Covered Entities and regulation of pharmacy pricing.
•The Retail/LTC segment is expected to continue to benefit from increased prescription volume and improved generic drug purchasing, partially offset by continued pharmacy reimbursement pressure and incremental operating expenses associated with the Company’s minimum wage investment. As noted above, the Company now expects the public health emergency to extend through the end of fiscal year 2022. The Company expects that COVID-19 vaccinations, including the impact of the assumption of a fourth COVID-19 booster as described above, and diagnostic testing will continue in 2022, albeit at lower levels than those experienced during 2021. The Company expects to see continued strength in front store sales, including sales of over-the-counter (“OTC”) test kits, in 2022. The extent of COVID-19 vaccinations, diagnostic testing and OTC test kit sales will be dependent upon various factors including vaccine hesitancy, the emergence of new variants, government testing initiatives and the availability and administration of pediatric and booster vaccinations.
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

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three and six months ended June 30, 2022 and 2021, and the significant developments affecting the Company’s financial condition since December 31, 2021. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the 2021 Form 10-K.

Summary of Consolidated Financial Results

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2022 vs 2021		Six Months Ended June 30, 2022 vs 2021
In millions	2022	2021	2022	2021	$	%	$	%
Revenues:
Products	$56,794	$50,525	$109,316	$97,912	$6,269	12.4%	$11,404	11.6%
Premiums	21,260	18,983	42,891	37,943	2,277	12.0%	4,948	13.0%
Services	2,436	2,819	4,941	5,272	(383)	(13.6)%	(331)	(6.3)%
Net investment income	146	289	314	586	(143)	(49.5)%	(272)	(46.4)%
Total revenues	80,636	72,616	157,462	141,713	8,020	11.0%	15,749	11.1%
Operating costs:
Cost of products sold	49,290	43,520	94,799	84,414	5,770	13.3%	10,385	12.3%
Benefit costs	17,606	15,901	35,557	31,605	1,705	10.7%	3,952	12.5%
Operating expenses	9,171	8,869	19,047	17,791	302	3.4%	1,256	7.1%
Total operating costs	76,067	68,290	149,403	133,810	7,777	11.4%	15,593	11.7%
Operating income	4,569	4,326	8,059	7,903	243	5.6%	156	2.0%
Interest expense	583	636	1,169	1,293	(53)	(8.3)%	(124)	(9.6)%
Other income	(43)	(45)	(85)	(95)	2	4.4%	10	10.5%
Income before income tax provision	4,029	3,735	6,975	6,705	294	7.9%	270	4.0%
Income tax provision	1,068	944	1,701	1,690	124	13.1%	11	0.7%
Net income	2,961	2,791	5,274	5,015	170	6.1%	259	5.2%
Net income attributable to noncontrolling interests	(10)	(8)	(11)	(9)	(2)	(25.0)%	(2)	(22.2)%
Net income attributable to CVS Health	$2,951	$2,783	$5,263	$5,006	$168	6.0%	$257	5.1%

Commentary - Three Months Ended June 30, 2022 vs. 2021

Revenues
•Total revenues increased $8.0 billion, or 11.0%, in the three months ended June 30, 2022 compared to the prior year driven by growth across all segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $302 million, or 3.4%, in the three months ended June 30, 2022 compared to the prior year. The increase in operating expenses was primarily due to incremental costs associated with growth in the business and the absence of the $137 million gain from an anti-trust legal settlement, of which $125 million was included in the Retail/LTC segment and $12 million was included in the Pharmacy Services segment, recorded in the three months ended June 30, 2021. These increases were partially offset by a $225 million pre-tax gain on the sale of PayFlex Holdings, Inc. (“PayFlex”), which was consummated on June 1, 2022.
•Operating expenses as a percentage of total revenues were 11.4% in the three months ended June 30, 2022, a decrease of 80 basis points compared to the prior year. The decrease in operating expenses as a percentage of total revenues was primarily due to the increases in total revenues described above.

•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income increased $243 million, or 5.6%, in the three months ended June 30, 2022 compared to the prior year primarily due to increases in the Health Care Benefits segment, including the $225 million pre-tax gain on the sale of PayFlex and a decrease in amortization of intangible assets compared to the prior year, as well as the Pharmacy Services segment, partially offset by declines in the Retail/LTC and Corporate/Other segments.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense decreased $53 million, or 8.3%, in the three months ended June 30, 2022 compared to the prior year due to lower debt in the three months ended June 30, 2022. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision
•The effective income tax rate was 26.5% for the three months ended June 30, 2022 compared to 25.3% for the three months ended June 30, 2021. The increase in the effective income tax rate was primarily due to basis differences on the sale of PayFlex in the three months ended June 30, 2022.

Commentary - Six Months Ended June 30, 2022 vs. 2021

Revenues
•Total revenues increased $15.7 billion, or 11.1%, in the six months ended June 30, 2022 compared to the prior year driven by growth across all segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $1.3 billion, or 7.1%, in the six months ended June 30, 2022 compared to the prior year. The increase in operating expenses was primarily due to a $484 million pretax ($370 million after-tax) legal settlement related to the agreement with the State of Florida to settle all opioid claims against the Company and incremental costs associated with growth in the business, partially offset by the $225 million pre-tax gain on the sale of PayFlex.
•Operating expenses as a percentage of total revenues were 12.1% in the six months ended June 30, 2022, a decrease of 50 basis points compared to the prior year. The decrease in operating expenses as a percentage of total revenues was primarily due to the increases in total revenues described above.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income increased $156 million, or 2.0%, in the six months ended June 30, 2022 compared to the prior year primarily driven by increases in the Health Care Benefits segment, including the $225 million pre-tax gain on the sale of PayFlex and a decrease in amortization of intangible assets compared to the prior year, as well as the Pharmacy Services segment, partially offset by a decline in the Corporate/Other segment, including the legal settlement related to the Company’s agreement with the State of Florida described above.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense decreased $124 million, or 9.6%, in the six months ended June 30, 2022 compared to the prior year due to lower debt in the six months ended June 30, 2022. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision
•The effective income tax rate was 24.4% for the six months ended June 30, 2022 compared to 25.2% for the six months ended June 30, 2021. The decrease in the effective income tax rate was primarily due to the impact of certain discrete tax items concluded in the first quarter of 2022, partially offset by basis differences on the sale of PayFlex in the six months ended June 30, 2022.

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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Pharmacy Services (1)	Retail/ LTC	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
June 30, 2022
Total revenues	$22,756	$42,812	$26,286	$110	$(11,328)	$80,636
Adjusted operating income (loss)	1,831	1,855	1,862	(555)	(183)	4,810
June 30, 2021
Total revenues	20,525	38,314	24,728	182	(11,133)	72,616
Adjusted operating income (loss)	1,614	1,755	2,049	(369)	(162)	4,887

Six Months Ended
June 30, 2022
Total revenues	$45,865	$82,273	$51,704	$236	$(22,616)	$157,462
Adjusted operating income (loss)	3,582	3,491	3,467	(860)	(387)	9,293
June 30, 2021
Total revenues	41,008	74,635	48,002	317	(22,249)	141,713
Adjusted operating income (loss)	3,396	3,262	3,443	(672)	(337)	9,092
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $3.1 billion and $2.8 billion of retail co-payments for the three months ended June 30, 2022 and 2021, respectively, and $6.9 billion and $6.2 billion of retail co-payments for the six months ended June 30, 2022 and 2021, respectively.
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

The following are reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income to segment adjusted operating income:

	Three Months Ended June 30, 2022
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,754	$1,814	$1,740	$(556)	$(183)	$4,569
Amortization of intangible assets (1)	302	41	122	1	—	466
Gain on divestiture of subsidiary (2)	(225)	—	—	—	—	(225)
Adjusted operating income (loss)	$1,831	$1,855	$1,862	$(555)	$(183)	$4,810

	Three Months Ended June 30, 2021
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,273	$1,705	$1,919	$(409)	$(162)	$4,326
Amortization of intangible assets (1)	402	50	130	—	—	582
Acquisition-related integration costs (3)	—	—	—	40	—	40
Acquisition purchase price adjustment outside of measurement period (4)	(61)	—	—	—	—	(61)
Adjusted operating income (loss)	$1,614	$1,755	$2,049	$(369)	$(162)	$4,887

	Six Months Ended June 30, 2022
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$3,163	$3,406	$3,223	$(1,346)	$(387)	$8,059
Amortization of intangible assets (1)	603	85	244	2	—	934
Gain on divestiture of subsidiary (2)	(225)	—	—	—	—	(225)
Legal settlement (5)	—	—	—	484	—	484
Loss on assets held for sale (6)	41	—	—	—	—	41
Adjusted operating income (loss)	$3,582	$3,491	$3,467	$(860)	$(387)	$9,293

	Six Months Ended June 30, 2021
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$2,653	$3,157	$3,184	$(754)	$(337)	$7,903
Amortization of intangible assets (1)	804	105	259	1	—	1,169
Acquisition-related integration costs (3)	—	—	—	81	—	81
Acquisition purchase price adjustment outside of measurement period (4)	(61)	—	—	—	—	(61)
Adjusted operating income (loss)	$3,396	$3,262	$3,443	$(672)	$(337)	$9,092
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
(2)During the three and six months ended June 30, 2022, the gain on divestiture of subsidiary represents the pre-tax gain on the sale of PayFlex, which the Company sold on June 1, 2022, for approximately $775 million. The gain on divestiture is reflected as a reduction in operating expenses in the Company’s unaudited condensed consolidated statements of operations within the Health Care Benefits segment.
(3)During the three and six months ended June 30, 2021, acquisition-related integration costs relate to the Company’s acquisition of Aetna Inc. The acquisition-related integration costs are reflected in the unaudited condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(4)In June 2021, the Company received $61 million related to a purchase price working capital adjustment for an acquisition completed during the first quarter of 2020. The resolution of this matter occurred subsequent to the acquisition accounting measurement period and is reflected in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 as a reduction of operating expenses within the Health Care Benefits segment.
(5)During the six months ended June 30, 2022, the legal settlement relates to the agreement with the State of Florida, entered into in March 2022, to resolve claims dating back more than a decade related to opioid medications. Under this agreement, CVS Health Corporation settled all opioid claims against it and its subsidiaries by the State of Florida for $484 million, inclusive of certain legal fees, to be paid over a period of 18 years. The legal settlement is reflected in the unaudited condensed consolidated statement of operations in operating expenses within the Corporate/Other segment.
(6)During the six months ended June 30, 2022, the loss on assets held for sale relates to the Commercial Business reporting unit within the Health Care Benefits segment. In March 2022, the Company reached an agreement to sell its international health care business domiciled in Thailand (“Thailand business”), which was included in the Commercial Business reporting unit. At that time, a portion of the Commercial Business goodwill was specifically allocated to the Thailand business. The net assets of the Thailand business were accounted for as assets held for sale at March 31, 2022. The carrying value of the Thailand business was determined to be greater than its fair value and a loss on assets held for sale was recorded during the first quarter of 2022. The sale closed in the second quarter of 2022, and the ultimate loss on the sale was not material. The loss on assets held for sale is reflected in the unaudited condensed consolidated statement of operations in operating expenses within the Health Care Benefits segment.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2022 vs 2021		Six Months Ended June 30, 2022 vs 2021
In millions, except percentages and basis points (“bps”)	2022	2021	2022	2021	$	%	$	%
Revenues:
Premiums	$21,245	$18,968	$42,859	$37,910	$2,277	12.0%	$4,949	13.1%
Services	1,423	1,420	2,829	2,813	3	0.2%	16	0.6%
Net investment income	88	137	177	285	(49)	(35.8)%	(108)	(37.9)%
Total revenues	22,756	20,525	45,865	41,008	2,231	10.9%	4,857	11.8%
Benefit costs	17,611	15,954	35,660	31,711	1,657	10.4%	3,949	12.5%
MBR	82.9%	84.1%	83.2%	83.6%	(120)	bps	(40)	bps
Operating expenses	$3,391	$3,298	$7,042	$6,644	$93	2.8%	$398	6.0%
Operating expenses as a % of total revenues	14.9%	16.1%	15.4%	16.2%
Operating income	$1,754	$1,273	$3,163	$2,653	$481	37.8%	$510	19.2%
Operating income as a % of total revenues	7.7%	6.2%	6.9%	6.5%
Adjusted operating income (1)	$1,831	$1,614	$3,582	$3,396	$217	13.4%	$186	5.5%
Adjusted operating income as a % of total revenues	8.0%	7.9%	7.8%	8.3%
Premium revenues (by business):
Government	$15,751	$13,897	$31,946	$27,814	$1,854	13.3%	$4,132	14.9%
Commercial	5,494	5,071	10,913	10,096	423	8.3%	817	8.1%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Care Benefits segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended June 30, 2022 vs. 2021

Revenues
•Total revenues increased $2.2 billion, or 10.9%, to $22.8 billion in the three months ended June 30, 2022 compared to the prior year driven by growth across all product lines.

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
•The MBR decreased to 82.9% in the three months ended June 30, 2022 compared to 84.1% in the prior year reflective of strong underlying performance, including higher favorable development of prior-periods’ health care cost estimates in the three months ended June 30, 2022 compared to the prior year.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses increased $93 million, or 2.8%, in the three months ended June 30, 2022 compared to the prior year primarily driven by increased operating expenses to support the growth across all product lines described above, as well as incremental investments in the business, partially offset by the $225 million pre-tax gain on the sale of PayFlex.

•Operating expenses as a percentage of total revenues decreased to 14.9% in the three months ended June 30, 2022 compared to 16.1% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues described above.

Adjusted operating income
•Adjusted operating income increased $217 million, or 13.4%, in the three months ended June 30, 2022 compared to the prior year primarily driven by strong underlying performance, including higher favorable development of prior-periods’ health care cost estimates in the three months ended June 30, 2022 compared to the prior year, and membership growth across all product lines. These increases were partially offset by incremental investments to support growth in the business and net realized capital losses.

Commentary - Six Months Ended June 30, 2022 vs. 2021

Revenues
•Total revenues increased $4.9 billion, or 11.8%, to $45.9 billion in the six months ended June 30, 2022 compared to the prior year driven by growth across all product lines.

Medical Benefit Ratio
•The MBR decreased slightly to 83.2% in the six months ended June 30, 2022 compared to 83.6% in the prior year reflective of strong underlying performance.

Operating expenses
•Operating expenses increased $398 million, or 6.0%, in the six months ended June 30, 2022 compared to the prior year primarily driven by increased operating expenses to support the growth across all product lines described above, as well as incremental investments in the business, partially offset by the $225 million pre-tax gain on the sale of PayFlex.
•Operating expenses as a percentage of total revenues decreased to 15.4% in the six months ended June 30, 2022 compared to 16.2% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues described above.

Adjusted operating income
•Adjusted operating income increased $186 million, or 5.5%, in the six months ended June 30, 2022 compared to the prior year primarily driven by the net favorable impact of COVID-19 compared to the prior year, membership growth across all product lines and strong underlying performance. These increases were partially offset by incremental investments to support growth in the business and net realized capital losses.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	June 30, 2022			March 31, 2022			December 31, 2021			June 30, 2021
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,158	13,835	16,993	3,285	13,924	17,209	3,258	13,530	16,788	3,183	13,541	16,724
Medicare Advantage	3,216	—	3,216	3,169	—	3,169	2,971	—	2,971	2,911	—	2,911
Medicare Supplement	1,314	—	1,314	1,292	—	1,292	1,285	—	1,285	1,193	—	1,193
Medicaid	2,425	484	2,909	2,375	477	2,852	2,333	471	2,804	2,231	451	2,682
Total medical membership	10,113	14,319	24,432	10,121	14,401	24,522	9,847	14,001	23,848	9,518	13,992	23,510

Supplemental membership information:
Medicare Prescription Drug Plan (standalone)			6,051			6,022			5,777			5,704

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

•Medical membership as of June 30, 2022 of 24.4 million decreased 90,000 members compared with March 31, 2022, primarily due to the decrease of approximately 266,000 members in connection with the divestiture of the Company’s Thailand business during the second quarter of 2022. Excluding the impact of this divestiture, membership increased across all product lines compared with March 31, 2022.
•Medical membership as of June 30, 2022 of 24.4 million increased 922,000 members compared with June 30, 2021, reflecting increases across all product lines.

Medicare Update
On April 4, 2022, the U.S. Centers for Medicare & Medicaid Services issued its final notice detailing final 2023 Medicare Advantage benchmark payment rates. Final 2023 Medicare Advantage rates resulted in an increase in industry benchmark rates of approximately 5.0%.

Pharmacy Services Segment

The following table summarizes the Pharmacy Services segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2022 vs 2021		Six Months Ended June 30, 2022 vs 2021
In millions, except percentages	2022	2021	2022	2021	$	%	$	%
Revenues:
Products	$42,554	$38,010	$81,718	$74,077	$4,544	12.0%	$7,641	10.3%
Services	258	304	555	558	(46)	(15.1)%	(3)	(0.5)%
Total revenues	42,812	38,314	82,273	74,635	4,498	11.7%	7,638	10.2%
Cost of products sold	40,540	36,266	78,030	70,789	4,274	11.8%	7,241	10.2%
Operating expenses	458	343	837	689	115	33.5%	148	21.5%
Operating expenses as a % of total revenues	1.1%	0.9%	1.0%	0.9%
Operating income	$1,814	$1,705	$3,406	$3,157	$109	6.4%	$249	7.9%
Operating income as a % of total revenues	4.2%	4.5%	4.1%	4.2%
Adjusted operating income (1)	$1,855	$1,755	$3,491	$3,262	$100	5.7%	$229	7.0%
Adjusted operating income as a % of total revenues	4.3%	4.6%	4.2%	4.4%
Revenues (by distribution channel):
Pharmacy network (2)	$24,537	$22,918	$47,361	$44,811	$1,619	7.1%	$2,550	5.7%
Mail choice (3)	18,030	15,235	34,404	29,483	2,795	18.3%	4,921	16.7%
Other	245	161	508	341	84	52.2%	167	49.0%
Pharmacy claims processed: (4)
Total	584.3	562.2	1,151.3	1,098.1	22.1	3.9%	53.2	4.8%
Pharmacy network (2)	499.1	479.3	983.4	934.7	19.8	4.1%	48.7	5.2%
Mail choice (3)	85.2	82.9	167.9	163.4	2.3	2.8%	4.5	2.8%
Generic dispensing rate: (4)
Total	88.0%	86.7%	87.9%	87.4%
Pharmacy network (2)	88.4%	86.9%	88.3%	87.7%
Mail choice (3)	85.7%	85.5%	85.6%	85.6%
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

Commentary - Three Months Ended June 30, 2022 vs. 2021

Revenues
•Total revenues increased $4.5 billion, or 11.7%, to $42.8 billion in the three months ended June 30, 2022 compared to the prior year primarily driven by increased pharmacy claims volume, growth in specialty pharmacy and brand inflation, partially offset by continued client price improvements.

Operating expenses
•Operating expenses in the Pharmacy Services segment include selling, general and administrative expenses; depreciation and amortization expense; and expenses related to specialty retail pharmacies, which include administrative payroll, employee benefits and occupancy costs.
•Operating expenses increased $115 million, or 33.5%, in the three months ended June 30, 2022 compared to the prior year primarily driven by increased restructuring and business integration costs in the three months ended June 30, 2022 compared to the prior year.
•Operating expenses as a percentage of total revenues remained relatively consistent at 1.1% and 0.9% in each of the three-month periods ended June 30, 2022 and 2021, respectively.

Adjusted operating income
•Adjusted operating income increased $100 million, or 5.7%, in the three months ended June 30, 2022 compared to the prior year. The increase in adjusted operating income was primarily driven by improved purchasing economics, including increased contributions from the products and services of the Company’s group purchasing organization. These increases were partially offset by continued client price improvements, decreased contributions from pharmacy and/or other administrative services for Covered Entities and increased restructuring and business integration costs in the three months ended June 30, 2022 compared to the prior year.
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
•The Company’s pharmacy network claims processed on a 30-day equivalent basis increased 4.1% in the three months ended June 30, 2022 compared to the prior year primarily driven by net new business, increased utilization and the impact of an extended cough, cold and flu season compared to the prior year, partially offset by decreased COVID-19 vaccinations.
•The Company’s mail choice claims processed on a 30-day equivalent basis increased 2.8% in the three months ended June 30, 2022 compared to the prior year primarily driven by net new business and the increased utilization of Maintenance Choice prescriptions.
•Excluding the impact of COVID-19 vaccinations, total pharmacy claims processed increased 5.7% on a 30-day equivalent basis for the three months ended June 30, 2022 compared to the prior year.

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
•The Pharmacy Services segment’s total generic dispensing rate increased to 88.0% in the three months ended June 30, 2022 compared to 86.7% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in brand prescriptions, largely attributable to decreased COVID-19 vaccinations in the three months ended June 30, 2022 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate was 88.8% and 89.0% in the three months ended June 30, 2022 and 2021, respectively.

Commentary - Six Months Ended June 30, 2022 vs. 2021

Revenues
•Total revenues increased $7.6 billion, or 10.2%, to $82.3 billion in the six months ended June 30, 2022 compared to the prior year primarily driven by increased pharmacy claims volume, growth in specialty pharmacy and brand inflation, partially offset by continued client price improvements.

Operating expenses
•Operating expenses increased $148 million, or 21.5%, in the six months ended June 30, 2022 compared to the prior year primarily driven by increased restructuring and business integration costs in the six months ended June 30, 2022 compared to the prior year.
•Operating expenses as a percentage of total revenues remained relatively consistent at 1.0% and 0.9% in the six-month periods ended June 30, 2022 and 2021, respectively.

Adjusted operating income
•Adjusted operating income increased $229 million, or 7.0%, in the six months ended June 30, 2022 compared to the prior year. The increase in adjusted operating income was primarily driven by improved purchasing economics, including increased contributions from the products and services of the Company’s group purchasing organization. These increases were partially offset by continued client price improvements, decreased contributions from pharmacy and/or other administrative services for Covered Entities and increased restructuring and business integration costs in the six months ended June 30, 2022 compared to the prior year.

Pharmacy claims processed
•The Company’s pharmacy network claims processed on a 30-day equivalent basis increased 5.2% in the six months ended June 30, 2022 compared to the prior year primarily driven by net new business, increased utilization and the impact of a weaker cough, cold and flu season experienced in the prior year, partially offset by decreased COVID-19 vaccinations.
•The Company’s mail choice claims processed on a 30-day equivalent basis increased 2.8% in the six months ended June 30, 2022 compared to the prior year primarily driven by net new business and the increased utilization of Maintenance Choice prescriptions.
•Excluding the impact of COVID-19 vaccinations, total pharmacy claims processed increased 5.6% on a 30-day equivalent basis for the six months ended June 30, 2022 compared to the prior year.

Generic dispensing rate
•The Pharmacy Services segment’s total generic dispensing rate increased to 87.9% in the six months ended June 30, 2022 compared to 87.4% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in brand prescriptions, largely attributable to decreased COVID-19 vaccinations in the six months ended June 30, 2022 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate was 88.8% and 89.0% in the six months ended June 30, 2022 and 2021, respectively.

Retail/LTC Segment

The following table summarizes the Retail/LTC segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2022 vs 2021		Six Months Ended June 30, 2022 vs 2021
In millions, except percentages	2022	2021	2022	2021	$	%	$	%
Revenues:
Products	$25,528	$23,609	$50,133	$46,003	$1,919	8.1%	$4,130	9.0%
Services	776	1,119	1,605	1,953	(343)	(30.7)%	(348)	(17.8)%
Net investment income (loss)	(18)	—	(34)	46	(18)	(100.0)%	(80)	(173.9)%
Total revenues	26,286	24,728	51,704	48,002	1,558	6.3%	3,702	7.7%
Cost of products sold	19,554	17,952	38,319	34,994	1,602	8.9%	3,325	9.5%
Operating expenses	4,992	4,857	10,162	9,824	135	2.8%	338	3.4%
Operating expenses as a % of total revenues	19.0%	19.6%	19.7%	20.5%
Operating income	$1,740	$1,919	$3,223	$3,184	$(179)	(9.3)%	$39	1.2%
Operating income as a % of total revenues	6.6%	7.8%	6.2%	6.6%
Adjusted operating income (1)	$1,862	$2,049	$3,467	$3,443	$(187)	(9.1)%	$24	0.7%
Adjusted operating income as a % of total revenues	7.1%	8.3%	6.7%	7.2%
Revenues (by major goods/service lines):
Pharmacy	$20,017	$18,873	$39,549	$36,758	$1,144	6.1%	$2,791	7.6%
Front Store	5,736	5,254	11,049	9,896	482	9.2%	1,153	11.7%
Other	551	601	1,140	1,302	(50)	(8.3)%	(162)	(12.4)%
Net investment income (loss)	(18)	—	(34)	46	(18)	(100.0)%	(80)	(173.9)%
Prescriptions filled (2)	400.8	394.4	795.4	769.8	6.4	1.6%	25.6	3.3%
Same store sales increase (decrease): (3)
Total	8.0%	12.3%	9.3%	6.2%
Pharmacy	7.6%	12.4%	8.8%	8.2%
Front Store	9.4%	12.0%	11.2%	(0.4)%
Prescription volume (2)	3.1%	14.8%	4.5%	7.6%
Generic dispensing rate (2)	88.5%	85.7%	88.0%	86.5%
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

Commentary - Three Months Ended June 30, 2022 vs. 2021

Revenues
•Total revenues increased $1.6 billion, or 6.3%, to $26.3 billion in the three months ended June 30, 2022 compared to the prior year primarily driven by increased prescription and front store volume, including the sale of COVID-19 OTC test kits and the impact of an extended cough, cold and flu season compared to the prior year, as well as pharmacy brand inflation. These increases were partially offset by decreased COVID-19 vaccinations and diagnostic testing, the impact of recent generic introductions and continued pharmacy reimbursement pressure.

•Pharmacy same store sales increased 7.6% in the three months ended June 30, 2022 compared to the prior year. The increase was primarily driven by the 3.1% increase in pharmacy same store prescription volume on a 30-day equivalent basis, including the impact of an extended cough, cold and flu season compared to the prior year, and pharmacy brand inflation. These increases were partially offset by the impact of recent generic introductions and continued pharmacy reimbursement pressure.
•Front store same store sales increased 9.4% in the three months ended June 30, 2022 compared to the prior year. The increase was primarily due to strength in consumer health, including the sale of COVID-19 OTC test kits and the impact of an extended cough, cold and flu season compared to the prior year, in the three months ended June 30, 2022.
•Other revenues decreased $50 million in the three months ended June 30, 2022 compared to the prior year. The decrease was primarily due to decreased COVID-19 diagnostic testing in the three months ended June 30, 2022 compared to the prior year.

Operating expenses
•Operating expenses in the Retail/LTC segment include store payroll, store employee benefits, store occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.
•Operating expenses increased $135 million, or 2.8%, in the three months ended June 30, 2022 compared to the prior year. The increase was primarily due to incremental costs associated with increased volume, increased investments in the segment’s operations and capabilities and the absence of the $125 million gain from an anti-trust legal settlement recorded in the three months ended June 30, 2021. These increases were partially offset by lower expenses associated with COVID-19 vaccination administration compared to the prior year.
•Operating expenses as a percentage of total revenues decreased to 19.0% in the three months ended June 30, 2022 compared to 19.6% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues described above.

Adjusted operating income
•Adjusted operating income decreased $187 million, or 9.1% in the three months ended June 30, 2022 compared to the prior year. The decrease in adjusted operating income was primarily driven by continued pharmacy reimbursement pressure, decreased COVID-19 vaccinations, increased investments in the segment’s operations and capabilities and the absence of the $125 million gain from an anti-trust legal settlement recorded in the three months ended June 30, 2021. These decreases were partially offset by the increased prescription and front store volume described above, improved generic drug purchasing and the favorable impact of business initiatives in the three months ended June 30, 2022.
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
•Prescriptions filled increased 1.6% on a 30-day equivalent basis in the three months ended June 30, 2022 compared to the prior year primarily driven by increased utilization and the impact of an extended cough, cold and flu season compared to the prior year, partially offset by decreased COVID-19 vaccinations. Excluding the impact of COVID-19 vaccinations, prescriptions filled increased 4.6% on a 30-day equivalent basis for the three months ended June 30, 2022 compared to the prior year.

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
•The Retail/LTC segment’s generic dispensing rate increased to 88.5% in the three months ended June 30, 2022 compared to 85.7% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in brand prescriptions, largely attributable to decreased COVID-19 vaccinations in the three months ended June 30, 2022 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate was 89.9% and 89.5% in the three months ended June 30, 2022 and 2021, respectively.

Commentary - Six Months Ended June 30, 2022 vs. 2021

Revenues
•Total revenues increased $3.7 billion, or 7.7%, to $51.7 billion in the six months ended June 30, 2022 compared to the prior year primarily driven by increased prescription and front store volume, including the sale of COVID-19 OTC test kits and the impact of a weaker cough, cold and flu season experienced in the prior year, as well as pharmacy brand inflation. These increases were partially offset by decreased COVID-19 vaccinations and diagnostic testing, the impact of recent generic introductions and continued pharmacy reimbursement pressure.
•Pharmacy same store sales increased 8.8% in the six months ended June 30, 2022 compared to the prior year. The increase was primarily driven by the 4.5% increase in pharmacy same store prescription volume on a 30-day equivalent basis, including the impact of a weaker cough, cold and flu season experienced in the prior year, and pharmacy brand inflation. These increases were partially offset by the impact of recent generic introductions and continued pharmacy reimbursement pressure.
•Front store same store sales increased 11.2% in the six months ended June 30, 2022 compared to the prior year. The increase was primarily due to strength in consumer health, including the sale of COVID-19 OTC test kits and the impact of a weaker cough, cold and flu season experienced in the prior year, in the six months ended June 30, 2022.
•Other revenues decreased $162 million in the six months ended June 30, 2022 compared to the prior year. The decrease was primarily due to decreased COVID-19 diagnostic testing in the six months ended June 30, 2022 compared to the prior year.

Operating expenses
•Operating expenses increased $338 million, or 3.4%, in the six months ended June 30, 2022 compared to the prior year. The increase was primarily due to incremental costs associated with increased volume, as well as increased investments in the segment’s operations and capabilities, partially offset by lower expenses associated with COVID-19 vaccination administration compared to the prior year.
•Operating expenses as a percentage of total revenues decreased to 19.7% in the six months ended June 30, 2022 compared to 20.5% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues described above.

Adjusted operating income
•Adjusted operating income increased $24 million, or 0.7% in the six months ended June 30, 2022 compared to the prior year. The increase in adjusted operating income was primarily driven by the increased prescription and front store volume described above, improved generic drug purchasing and the favorable impact of business initiatives in the six months ended June 30, 2022. These increases were partially offset by continued pharmacy reimbursement pressure, decreased COVID-19 diagnostic testing and increased investments in the segment’s operations and capabilities.

Prescriptions filled
•Prescriptions filled increased 3.3% on a 30-day equivalent basis in the six months ended June 30, 2022 compared to the prior year primarily driven by increased utilization and the impact of a weaker cough, cold and flu season experienced in the prior year, partially offset by decreased COVID-19 vaccinations. Excluding the impact of COVID-19 vaccinations, prescriptions filled increased 5.1% on a 30-day equivalent basis for the six months ended June 30, 2022 compared to the prior year.

Generic dispensing rate
•The Retail/LTC segment’s generic dispensing rate increased to 88.0% in the six months ended June 30, 2022 compared to 86.5% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in brand prescriptions, largely attributable to decreased COVID-19 vaccinations in the six months ended June 30, 2022 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate was 89.9% and 89.6% in the six months ended June 30, 2022 and 2021, respectively.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2022 vs 2021		Six Months Ended June 30, 2022 vs 2021
In millions, except percentages	2022	2021	2022	2021	$	%	$	%
Revenues:
Premiums	$15	$15	$32	$33	$—	—%	$(1)	(3.0)%
Services	19	15	33	29	4	26.7%	4	13.8%
Net investment income	76	152	171	255	(76)	(50.0)%	(84)	(32.9)%
Total revenues	110	182	236	317	(72)	(39.6)%	(81)	(25.6)%
Cost of products sold	10	8	20	16	2	25.0%	4	25.0%
Benefit costs	162	54	221	99	108	200.0%	122	123.2%
Operating expenses	494	529	1,341	956	(35)	(6.6)%	385	40.3%
Operating loss	(556)	(409)	(1,346)	(754)	(147)	(35.9)%	(592)	(78.5)%
Adjusted operating loss (1)	(555)	(369)	(860)	(672)	(186)	(50.4)%	(188)	(28.0)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended June 30, 2022 vs. 2021

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues decreased $72 million, or 39.6%, to $110 million in the three months ended June 30, 2022 compared to the prior year primarily driven by lower net investment income from private equity investments and lower net realized capital gains in the three months ended June 30, 2022 compared to the prior year.

Adjusted operating loss
•Adjusted operating loss increased $186 million in the three months ended June 30, 2022 compared to the prior year primarily driven by the strengthening of reserves in the Company’s long-term care insurance business and the decreases in net investment income described above.

Commentary - Six Months Ended June 30, 2022 vs. 2021

Revenues
•Total revenues decreased $81 million, or 25.6%, to $236 million in the six months ended June 30, 2022 compared to the prior year primarily driven by lower net investment income from private equity investments and lower net realized capital gains in the six months ended June 30, 2022 compared to the prior year.

Adjusted operating loss
•Adjusted operating loss increased $188 million in the six months ended June 30, 2022 compared to the prior year primarily driven by the strengthening of reserves in the Company’s long-term care insurance business and the decreases in net investment income described above.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of June 30, 2022, the Company had approximately $12.1 billion in cash and cash equivalents, approximately $5.8 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash during the six months ended June 30, 2022 and 2021 was as follows:

	Six Months Ended June 30,		Change
In millions, except percentages	2022	2021	$	%
Net cash provided by operating activities	$9,006	$8,739	$267	3.1%
Net cash used in investing activities	(4,123)	(2,974)	(1,149)	(38.6)%
Net cash used in financing activities	(5,111)	(6,512)	1,401	21.5%
Net decrease in cash, cash equivalents and restricted cash	$(228)	$(747)	$519	69.5%

Commentary

•Net cash provided by operating activities increased by $267 million in the six months ended June 30, 2022 compared to the prior year. The increase was primarily due to the timing of payments during the six months ended June 30, 2022 compared to the prior year.
•Net cash used in investing activities increased by $1.1 billion in the six months ended June 30, 2022 compared to the prior year primarily due to a reduction in restricted cash as a result of the sale of health savings account funds held on behalf of customers in conjunction with the sale of PayFlex, partially offset by lower net purchases of investments and the gross proceeds from the sale of PayFlex.
•Net cash used in financing activities decreased to $5.1 billion in the six months ended June 30, 2022 compared to $6.5 billion in the prior year. The decrease in cash used in financing activities primarily related to lower repayments of long-term debt during the six months ended June 30, 2022 compared to the prior year, partially offset by share repurchases in the six months ended June 30, 2022.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of June 30, 2022. In connection with its commercial paper program, the Company maintains a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2025, a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2026, and a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2027. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of June 30, 2022, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston
A subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of June 30, 2022 was approximately $930 million. As of June 30, 2022, there were no outstanding advances from the FHLBB.

Long-term Borrowings

In May 2022, the Company exercised the par call option on its outstanding 3.5% senior notes due July 2022 and redeemed for cash on hand the entire $1.5 billion aggregate principal amount.

On July 15, 2022, the Company announced that it will exercise the par call option on its outstanding 2.75% senior notes due November 2022 (issued by Aetna Inc.) and will redeem for cash on hand the entire $1.0 billion aggregate principal amount. The redemption is expected to occur on or about August 15, 2022.

On August 2, 2022, the Company announced that it will exercise the par call options on its outstanding 2.75% senior notes due December 2022 and 4.75% senior notes due December 2022 (including the unexchanged notes issued by Omnicare, Inc.) and will redeem for cash on hand the entire $1.25 billion and $399 million aggregate principal amounts, respectively. The redemptions are expected to occur on or about September 1, 2022.

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of June 30, 2022, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of June 30, 2022, the Company’s long-term debt was rated “Baa2” by Moody’s Investor Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Stable” by Moody’s and “Positive” by S&P. In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Program

The following share repurchase program has been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of June 30, 2022
December 9, 2021 (“2021 Repurchase Program”)	$10.0	$8.0

The 2021 Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase (“ASR”) transactions, and/or other derivative transactions. The 2021 Repurchase Program can be modified or terminated by the Board at any time.

During the six months ended June 30, 2022, the Company repurchased approximately 19.1 million shares of common stock for approximately $2.0 billion pursuant to the 2021 Repurchase Program, including share repurchases under the ASR transaction described below. During the six months ended June 30, 2021, the Company did not repurchase any shares of its common stock.

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

Certain information contained in this Quarterly Report on Form 10-Q (this “report”) is forward-looking within the meaning of the Reform Act or SEC rules. This information includes, but is not limited to the forward-looking information in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report. In addition, throughout this report and our other reports and communications, we use the following words or variations or negatives of these words and similar expressions when we intend to identify forward-looking statements:

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

Form 10-Q Table of Contents
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

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of June 30, 2022, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.Other Information

Item 1.Legal Proceedings

The information contained in Note 10 ‘‘Commitments and Contingencies’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.Risk Factors

There have been no material changes to the “Risk Factors” disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Those risk factors could adversely affect the Company’s businesses, operating results, cash flows and/or financial condition as well as the market price of CVS Health Corporation’s common shares.

Form 10-Q Table of Contents
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended June 30, 2022, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase program authorized by CVS Health Corporation’s Board of Directors on December 9, 2021. See Note 7 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 through April 30, 2022	—	$—	—	$8,000,000,137
May 1, 2022 through May 31, 2022	—	$—	—	$8,000,000,137
June 1, 2022 through June 30, 2022	—	$—	—	$8,000,000,137
	—		—

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

INDEX TO EXHIBITS

10	Material Contracts

10.1	Five Year Credit Agreement dated as of May 16, 2022, by and among the Registrant, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.

10.2
First Amendment to Five Year Credit Agreement dated as of May 16, 2022, to the Five Year Credit Agreement dated as of May 11, 2021, by and among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.3
First Amendment to Five Year Credit Agreement dated as of May 16, 2022, to the Five Year Credit Agreement dated as of May 16, 2019, by and among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated August 3, 2022 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	August 3, 2022	By:	/s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President and Chief Financial Officer