Form 10-Q
period 2022-09-30
CVS HEALTH Corp
filed 2022-11-02
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of October 26, 2022, the registrant had 1,313,966,912 shares of common stock issued and outstanding.

Form 10-Q Table of Contents
Part I.Financial Information

Item 1.Financial Statements

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2022 and 2021	2

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2022 and 2021	3

Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2022 and December 31, 2021	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2022 and 2021	5

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the three months ended September 30, 2022 and 2021, the three months ended June 30, 2022 and 2021 and the three months ended March 31, 2022 and 2021	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Report of Independent Registered Public Accounting Firm	39

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2022	2021	2022	2021
Revenues:
Products	$57,643	$51,853	$166,959	$149,765
Premiums	21,003	18,984	63,894	56,927
Services	2,312	2,711	7,253	7,983
Net investment income	201	246	515	832
Total revenues	81,159	73,794	238,621	215,507
Operating costs:
Cost of products sold	50,365	45,011	145,164	129,425
Benefit costs	17,419	16,081	52,976	47,686
Opioid litigation charges	5,220	—	5,704	—
Loss on assets held for sale	2,480	—	2,521	—
Goodwill impairment	—	431	—	431
Operating expenses	9,606	9,210	28,128	27,001
Total operating costs	85,090	70,733	234,493	204,543
Operating income (loss)	(3,931)	3,061	4,128	10,964
Interest expense	566	602	1,735	1,895
Loss on early extinguishment of debt	—	363	—	363
Other income	(41)	(49)	(126)	(144)
Income (loss) before income tax provision	(4,456)	2,145	2,519	8,850
Income tax provision (benefit)	(1,047)	558	654	2,248
Net income (loss)	(3,409)	1,587	1,865	6,602
Net (income) loss attributable to noncontrolling interests	(7)	11	(18)	2
Net income (loss) attributable to CVS Health	$(3,416)	$1,598	$1,847	$6,604

Net income (loss) per share attributable to CVS Health:
Basic	$(2.60)	$1.21	$1.41	$5.01
Diluted	$(2.60)	$1.20	$1.40	$4.98
Weighted average shares outstanding:
Basic	1,315	1,321	1,313	1,318
Diluted	1,315	1,329	1,324	1,326
Dividends declared per share	$0.55	$0.50	$1.65	$1.50

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Net income (loss)	$(3,409)	$1,587	$1,865	$6,602
Other comprehensive loss, net of tax:
Net unrealized investment losses	(623)	(73)	(2,591)	(310)
Foreign currency translation adjustments	(7)	(5)	(5)	(6)
Net cash flow hedges	8	(15)	20	(22)
Pension and other postretirement benefits	1	—	2	1
Other comprehensive loss	(621)	(93)	(2,574)	(337)
Comprehensive income (loss)	(4,030)	1,494	(709)	6,265
Comprehensive (income) loss attributable to noncontrolling interests	(7)	11	(18)	2
Comprehensive income (loss) attributable to CVS Health	$(4,037)	$1,505	$(727)	$6,267

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$17,197	$9,408
Investments	2,792	3,117
Accounts receivable, net	26,317	24,431
Inventories	18,058	17,760
Assets held for sale	1,498	—
Other current assets	2,479	5,292
Total current assets	68,341	60,008
Long-term investments	20,565	23,025
Property and equipment, net	12,626	12,896
Operating lease right-of-use assets	18,270	19,122
Goodwill	78,086	79,121
Intangible assets, net	25,157	29,026
Separate accounts assets	3,318	5,087
Other assets	4,849	4,714
Total assets	$231,212	$232,999

Liabilities:
Accounts payable	$13,925	$12,544
Pharmacy claims and discounts payable	19,161	17,330
Health care costs payable	10,351	8,808
Policyholders’ funds	1,642	4,301
Accrued expenses	19,423	17,670
Other insurance liabilities	4,561	1,303
Current portion of operating lease liabilities	1,687	1,646
Current portion of long-term debt	1,363	4,205
Liabilities held for sale	296	—
Total current liabilities	72,409	67,807
Long-term operating lease liabilities	17,174	18,177
Long-term debt	50,848	51,971
Deferred income taxes	3,508	6,270
Separate accounts liabilities	3,318	5,087
Other long-term insurance liabilities	6,175	6,402
Other long-term liabilities	6,769	1,904
Total liabilities	160,201	157,618

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,757 shares issued and 1,315 shares outstanding at September 30, 2022 and 1,744 shares issued and 1,322 shares outstanding at December 31, 2021 and capital surplus	48,047	47,377
Treasury stock, at cost: 442 shares at September 30, 2022 and 422 shares at December 31, 2021	(30,326)	(28,173)
Retained earnings	54,571	54,906
Accumulated other comprehensive income (loss)	(1,609)	965
Total CVS Health shareholders’ equity	70,683	75,075
Noncontrolling interests	328	306
Total shareholders’ equity	71,011	75,381
Total liabilities and shareholders’ equity	$231,212	$232,999

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2022	2021
Cash flows from operating activities:
Cash receipts from customers	$235,395	$209,104
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(138,785)	(122,129)
Insurance benefits paid	(51,434)	(46,965)
Cash paid to other suppliers and employees	(22,368)	(21,840)
Interest and investment income received	327	582
Interest paid	(1,936)	(2,095)
Income taxes paid	(3,070)	(2,397)
Net cash provided by operating activities	18,129	14,260

Cash flows from investing activities:
Proceeds from sales and maturities of investments	5,535	5,559
Purchases of investments	(6,439)	(7,417)
Purchases of property and equipment	(2,039)	(1,923)
Acquisitions (net of cash acquired)	(131)	(135)
Proceeds from sale of subsidiaries (net of cash and restricted cash sold of $2,808 and $0)	(1,928)	—
Other	74	95
Net cash used in investing activities	(4,928)	(3,821)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	987
Repayments of long-term debt	(4,195)	(7,823)
Repurchase of common stock	(2,000)	—
Dividends paid	(2,188)	(1,965)
Proceeds from exercise of stock options	510	440
Payments for taxes related to net share settlement of equity awards	(337)	(161)
Other	(119)	80
Net cash used in financing activities	(8,329)	(8,442)
Net increase in cash, cash equivalents and restricted cash	4,872	1,997
Cash, cash equivalents and restricted cash at the beginning of the period	12,691	11,043
Cash, cash equivalents and restricted cash at the end of the period	$17,563	$13,040

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2022	2021
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,865	$6,602
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,198	3,397
Loss on assets held for sale	2,521	—
Goodwill impairment	—	431
Stock-based compensation	341	346
Gain on sale of subsidiary	(225)	—
Loss on early extinguishment of debt	—	363
Deferred income taxes and other noncash items	(2,250)	(645)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,009)	(3,504)
Inventories	(415)	1,097
Other assets	(311)	(88)
Accounts payable and pharmacy claims and discounts payable	3,350	3,973
Health care costs payable and other insurance liabilities	4,687	348
Other liabilities	7,377	1,940
Net cash provided by operating activities	$18,129	$14,260

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2021	1,744	(422)	$47,377	$(28,173)	$54,906	$965	$75,075	$306	$75,381
Net income	—	—	—	—	2,312	—	2,312	1	2,313
Other comprehensive loss	—	—	—	—	—	(1,155)	(1,155)	—	(1,155)
Stock option activity, stock awards and other	3	—	300	—	—	—	300	—	300
Purchase of treasury shares, net of ESPP issuances	—	(19)	—	(1,972)	—	—	(1,972)	—	(1,972)
Common stock dividends	—	—	—	—	(730)	—	(730)	—	(730)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	3	3
Balance at March 31, 2022	1,747	(441)	47,677	(30,145)	56,488	(190)	73,830	310	74,140
Net income	—	—	—	—	2,951	—	2,951	10	2,961
Other comprehensive loss	—	—	—	—	—	(798)	(798)	—	(798)
Stock option activity, stock awards and other	8	—	197	—	—	—	197	—	197
Purchase of treasury shares, net of ESPP issuances	—	(2)	—	(267)	—	—	(267)	—	(267)
Common stock dividends	—	—	—	—	(729)	—	(729)	—	(729)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	2	2
Balance at June 30, 2022	1,755	(443)	47,874	(30,412)	58,710	(988)	75,184	322	75,506
Net income (loss)	—	—	—	—	(3,416)	—	(3,416)	7	(3,409)
Other comprehensive loss (Note 8)	—	—	—	—	—	(621)	(621)	—	(621)
Stock option activity, stock awards and other	2	—	173	—	—	—	173	—	173
ESPP issuances, net of purchase of treasury shares	—	1	—	86	—	—	86	—	86
Common stock dividends	—	—	—	—	(723)	—	(723)	—	(723)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2022	1,757	(442)	$48,047	$(30,326)	$54,571	$(1,609)	$70,683	$328	$71,011
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of September 30, 2022, June 30, 2022, March 31, 2022 and December 31, 2021.
(2)Common stock and capital surplus includes the par value of common stock of $18 million as of September 30, 2022 and June 30, 2022 and $17 million as of March 31, 2022 and December 31, 2021.

Index to Condensed Consolidated Financial Statements

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2020	1,733	(423)	$46,513	$(28,178)	$49,640	$1,414	$69,389	$312	$69,701
Net income	—	—	—	—	2,223	—	2,223	1	2,224
Other comprehensive loss	—	—	—	—	—	(392)	(392)	—	(392)
Stock option activity, stock awards and other	2	—	214	—	—	—	214	—	214
ESPP issuances, net of purchase of treasury shares	—	1	—	76	—	—	76	—	76
Common stock dividends	—	—	—	—	(660)	—	(660)	—	(660)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	1	1
Balance at March 31, 2021	1,735	(422)	46,727	(28,102)	51,203	1,022	70,850	314	71,164
Net income	—	—	—	—	2,783	—	2,783	8	2,791
Other comprehensive income	—	—	—	—	—	148	148	—	148
Stock option activity, stock awards and other	7	—	268	—	—	—	268	—	268
Purchase of treasury shares, net of ESPP issuances	—	(2)	—	(150)	—	—	(150)	—	(150)
Common stock dividends	—	—	—	—	(655)	—	(655)	—	(655)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2021	1,742	(424)	46,995	(28,252)	53,331	1,170	73,244	321	73,565
Net income	—	—	—	—	1,598	—	1,598	(11)	1,587
Other comprehensive loss (Note 8)	—	—	—	—	—	(93)	(93)	—	(93)
Stock option activity, stock awards and other	1		138	—	—	—	138	—	138
ESPP issuances, net of purchase of treasury shares	—	2	—	86	—	—	86	—	86
Common stock dividends	—	—	—	—	(665)	—	(665)	—	(665)
Balance at September 30, 2021	1,743	(422)	$47,133	$(28,166)	$54,264	$1,077	$74,308	$310	$74,618
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

Health Care Benefits Segment
The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services and health information technology products and services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” In addition, effective January 2022, the Company entered the individual public health insurance exchanges (“Public Exchanges”) in eight states through which it sells Insured plans directly to individual consumers. The Company will enter Public Exchanges in four additional states effective January 2023. Open enrollment for the 2023 calendar year has begun in each of these twelve states.

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

Retail/LTC Segment
The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, COVID-19 and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of September 30, 2022, the Retail/LTC segment operated more than 9,000 retail locations, more than 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies.

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

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	September 30, 2022	December 31, 2021	September 30, 2021
Cash and cash equivalents	$17,197	$9,408	$9,826
Restricted cash (included in other current assets)	151	3,065	2,996
Restricted cash (included in other assets)	215	218	218
Total cash, cash equivalents and restricted cash in the statements of cash flows	$17,563	$12,691	$13,040

The decrease in restricted cash included in other current assets as of September 30, 2022 compared to December 31, 2021 was primarily due to a decrease in health savings account funds held on behalf of customers as a result of the sale of PayFlex Holdings, Inc. (“PayFlex”). See Note 2 ‘‘Acquisition, Divestitures and Asset Sales’’ for additional information on the Company’s sale of PayFlex.

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net is composed of the following:

In millions	September 30, 2022	December 31, 2021
Trade receivables	$8,016	$7,932
Vendor and manufacturer receivables	13,534	10,573
Premium receivables	2,368	2,537
Other receivables	2,647	3,389
Total accounts receivable, net (1)	$26,565	$24,431
_____________________________________________
(1)Includes accounts receivable of $248 million which have been accounted for as assets held for sale and are included in assets held for sale on the unaudited condensed consolidated balance sheet at September 30, 2022. See Note 2 ‘‘Acquisition, Divestitures and Asset Sales’’ for additional information.

The Company’s allowance for credit losses was $344 million and $339 million as of September 30, 2022 and December 31, 2021, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

Revenue Recognition

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source in each segment for the three and nine months ended September 30, 2022 and 2021:

In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended September 30, 2022
Major goods/services lines:
Pharmacy	$—	$42,947	$20,759	$—	$(11,331)	$52,375
Front Store	—	—	5,581	—	—	5,581
Premiums	20,989	—	—	14	—	21,003
Net investment income (loss)	101	—	(10)	110	—	201
Other	1,421	269	376	18	(85)	1,999
Total	$22,511	$43,216	$26,706	$142	$(11,416)	$81,159

Pharmacy Services distribution channel:
Pharmacy network (1)		$25,012
Mail choice (2)		17,935
Other		269
Total		$43,216

Three Months Ended September 30, 2021
Major goods/services lines:
Pharmacy	$—	$38,867	$19,023	$—	$(10,857)	$47,033
Front Store	—	—	5,359	—	—	5,359
Premiums	18,959	—	—	25	—	18,984
Net investment income (loss)	147	—	(33)	132	—	246
Other	1,373	179	643	14	(37)	2,172
Total	$20,479	$39,046	$24,992	$171	$(10,894)	$73,794

Pharmacy Services distribution channel:
Pharmacy network (1)		$23,665
Mail choice (2)		15,202
Other		179
Total		$39,046

In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Nine Months Ended September 30, 2022
Major goods/services lines:
Pharmacy	$—	$124,712	$60,308	$—	$(33,829)	$151,191
Front Store	—	—	16,630	—	—	16,630
Premiums	63,848	—	—	46	—	63,894
Net investment income (loss)	278	—	(44)	281	—	515
Other	4,250	777	1,516	51	(203)	6,391
Total	$68,376	$125,489	$78,410	$378	$(34,032)	$238,621

Pharmacy Services distribution channel:
Pharmacy network (1)		$72,373
Mail choice (2)		52,339
Other		777
Total		$125,489

Nine Months Ended September 30, 2021
Major goods/services lines:
Pharmacy	$—	$113,161	$55,781	$—	$(33,025)	$135,917
Front Store	—	—	15,255	—	—	15,255
Premiums	56,869	—	—	58	—	56,927
Net investment income	432	—	13	387	—	832
Other	4,186	520	1,945	43	(118)	6,576
Total	$61,487	$113,681	$72,994	$488	$(33,143)	$215,507

Pharmacy Services distribution channel:
Pharmacy network (1)		$68,476
Mail choice (2)		44,685
Other		520
Total		$113,681
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

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	September 30, 2022	December 31, 2021
Trade receivables (included in accounts receivable, net)	$8,016	$7,932
Contract liabilities (included in accrued expenses)	74	87

During the nine months ended September 30, 2022 and 2021, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. Below is a summary of such changes:

	Nine Months Ended September 30,
In millions	2022	2021
Contract liabilities, beginning of the period	$87	$71
Rewards earnings and gift card issuances	250	286
Redemption and breakage	(263)	(279)
Contract liabilities, end of the period	$74	$78

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of $16 million in each of the three-month periods ended September 30, 2022 and 2021, and expensed fees for the use of this network of approximately $47 million and $35 million in the nine months ended September 30, 2022 and 2021, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services, LLC (“Heartland”). Heartland operates several LTC pharmacies in four states. Heartland paid the Company $22 million and $20 million for pharmaceutical inventory purchases during the three months ended September 30, 2022 and 2021, respectively, and $66 million and $57 million for pharmaceutical inventory purchases during the nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company performs certain collection functions for Heartland and then transfers those customer cash collections to Heartland. The Company’s investment in and equity in the earnings of Heartland for all periods presented is immaterial.

New Accounting Pronouncements Not Yet Adopted

Targeted Improvements to the Accounting for Long-Duration Insurance Contracts
In August 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (Topic 944). This standard requires the Company to review cash flow assumptions for its long-duration insurance contracts at least annually and recognize the effect of changes in future cash flow assumptions in net income. This standard also requires the Company to update discount rate assumptions quarterly and recognize the effect of changes in these assumptions in other comprehensive income. The rate used to discount the Company’s liability for future policy benefits will be based on an estimate of the yield for an upper-medium grade fixed-income instrument with a duration profile matching that of the Company’s liabilities. In addition, this standard changes the amortization method for deferred acquisition costs and requires additional disclosures regarding the long duration insurance contract liabilities in the Company’s interim and annual financial statements. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company will adopt the new standard on January 1, 2023, using the modified retrospective transition method as of the earliest period presented, January 1, 2021, also referred to as the transition date, for changes to the liability for future policy benefits and deferred acquisition costs. While the Company is still evaluating the impact of the new standard on its financial statements, the Company anticipates an increase to its liability for future policy benefits with a corresponding change in accumulated other comprehensive income on the transition date of approximately $1 billion as a result of updating the rate used to discount the liabilities to reflect the yield for an upper-medium grade fixed-income instrument compared to the Company’s expected investment yield under the existing guidance.

2.Acquisition, Divestitures and Asset Sales

Proposed Signify Health Acquisition

On September 2, 2022, the Company entered into a definitive merger agreement to acquire all of the outstanding shares of Signify Health, Inc. (“Signify Health”) for cash. Under the terms of the merger agreement, Signify Health stockholders will receive $30.50 per share in cash. The total value of the transaction is approximately $8 billion.

The proposed acquisition was approved by the Board of Directors at each of the respective companies and the Signify Health stockholders and remains subject to receipt of regulatory approval and satisfaction of other customary closing conditions. On October 19, 2022, Signify Health and CVS Health each received a request for additional information (also known as a “second request”) from the U.S. Department of Justice (the “DOJ”) in connection with the review of the transactions contemplated by the merger agreement by the DOJ under the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is expected to close in the first half of 2023.

If the merger agreement is terminated under certain specified circumstances and receipt of regulatory approval has not been obtained by such time, the Company will be required to pay Signify Health a termination fee in an amount equal to $380 million. If the merger agreement is terminated under other certain specified circumstances, including due to Signify Health accepting a superior proposal, Signify Health will be required to pay the Company a termination fee in an amount equal to $228 million.

Assets Held For Sale

Long-Term Care Business
The Company continually evaluates its portfolio for nonstrategic assets. The Company determined that its Omnicare® long-term care business (“LTC business”), which is included within the Retail/LTC segment, was no longer a strategic asset and during the third quarter of 2022 committed to a plan to sell the LTC business. The carrying value of the LTC business was determined to be greater than its fair value and, accordingly, the Company recorded a loss on assets held for sale of $2.5 billion in the three and nine months ended September 30, 2022 in the Company’s unaudited condensed consolidated statements of operations within the Retail/LTC segment. The LTC business income before income tax provision was not material for the three and nine months ended September 30, 2022 and 2021.

bswift Business
In October 2022, the Company reached an agreement to sell its wholly-owned subsidiary bswift LLC (“bswift business”) which is included in the Health Care Benefits segment. bswift offers software and services that streamline benefits and human resource administration. The sale is expected to close in the fourth quarter of 2022, subject to the satisfaction of customary closing conditions. The bswift business income before income tax provision was not material for the three and nine months ended September 30, 2022 and 2021.

Held-For-Sale Classification
The LTC and bswift businesses met the criteria to be classified as held for sale at September 30, 2022, but did not meet the criteria to be classified as discontinued operations. As a result, the related assets and liabilities were included in the separate held-for-sale line items of the asset and liability sections of the unaudited condensed consolidated balance sheet. The following table summarizes the assets and liabilities held for sale at September 30, 2022:

In millions	September 30, 2022
Assets:
Accounts receivable, net	$248
Inventories	201
Property and equipment, net	254
Goodwill (1)	475
Deferred income taxes	130
Other	190
Total assets held for sale	$1,498

Liabilities:
Accounts payable	$98
Accrued expenses	94
Other	104
Total liabilities held for sale	$296
_____________________________________________
(1) $475 million of goodwill within the Commercial Business reporting unit was specifically allocated to the bswift business at September 30, 2022.

Divestiture of PayFlex

In June 2022, the Company sold PayFlex for approximately $775 million. PayFlex provides services to employers, their employees, and their former employees in the areas of tax-advantaged account reimbursement administration (flexible spending, health reimbursement, health savings, transit and parking), Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration and special-member billing administration. The results of this business have historically been reported within the Health Care Benefits segment. The Company recorded a pre-tax gain on the divestiture of $225 million in the nine months ended September 30, 2022, which is reflected as a reduction in operating expenses in the Company’s unaudited condensed consolidated statements of operations within the Health Care Benefits segment.

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

3.Investments

Total investments at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022			December 31, 2021
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,729	$17,311	$20,040	$3,009	$20,231	$23,240
Mortgage loans	58	989	1,047	58	844	902
Other investments	5	2,283	2,288	50	1,950	2,000
Total investments (1)	$2,792	$20,583	$23,375	$3,117	$23,025	$26,142
_____________________________________________
(1)Includes long-term investments of $18 million which have been accounted for as assets held for sale and are included in assets held for sale on the unaudited condensed consolidated balance sheet at September 30, 2022. See Note 2 ‘‘Acquisition, Divestitures and Asset Sales’’ for additional information.

Debt Securities

Debt securities available for sale at September 30, 2022 and December 31, 2021 were as follows:

In millions	Gross Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Debt securities:
U.S. government securities	$2,172	$—	$2,172	$—	$(191)	$1,981
States, municipalities and political subdivisions	2,455	—	2,455	1	(182)	2,274
U.S. corporate securities	9,923	—	9,923	13	(1,080)	8,856
Foreign securities	2,820	(9)	2,811	7	(324)	2,494
Residential mortgage-backed securities	859	—	859	—	(109)	750
Commercial mortgage-backed securities	1,203	—	1,203	—	(166)	1,037
Other asset-backed securities	2,791	—	2,791	5	(171)	2,625
Redeemable preferred securities	25	—	25	—	(2)	23
Total debt securities (1)	$22,248	$(9)	$22,239	$26	$(2,225)	$20,040

December 31, 2021
Debt securities:
U.S. government securities	$2,349	$—	$2,349	$70	$(3)	$2,416
States, municipalities and political subdivisions	2,947	—	2,947	148	(4)	3,091
U.S. corporate securities	9,093	—	9,093	682	(40)	9,735
Foreign securities	2,821	—	2,821	196	(24)	2,993
Residential mortgage-backed securities	870	—	870	15	(10)	875
Commercial mortgage-backed securities	1,278	—	1,278	44	(12)	1,310
Other asset-backed securities	2,791	—	2,791	14	(13)	2,792
Redeemable preferred securities	25	—	25	3	—	28
Total debt securities (1)	$22,174	$—	$22,174	$1,172	$(106)	$23,240
_____________________________________________
(1)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At September 30, 2022, debt securities with a fair value of $612 million, gross unrealized capital gains of $2 million and gross unrealized capital losses of $73 million and at December 31, 2021, debt securities with a fair value of $864 million, gross unrealized capital gains of $94 million and gross unrealized capital losses of $2 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income (loss).

The net amortized cost and fair value of debt securities at September 30, 2022 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,299	$1,288
One year through five years	6,704	6,260
After five years through ten years	4,980	4,347
Greater than ten years	4,403	3,733
Residential mortgage-backed securities	859	750
Commercial mortgage-backed securities	1,203	1,037
Other asset-backed securities	2,791	2,625
Total	$22,239	$20,040

Summarized below are the debt securities the Company held at September 30, 2022 and December 31, 2021 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
September 30, 2022
Debt securities:
U.S. government securities	570	$1,845	$179	25	$125	$12	595	$1,970	$191
States, municipalities and political subdivisions	1,129	1,949	153	122	207	29	1,251	2,156	182
U.S. corporate securities	6,083	7,503	889	848	1,027	191	6,931	8,530	1,080
Foreign securities	1,443	2,005	246	254	383	78	1,697	2,388	324
Residential mortgage-backed securities	489	562	68	69	187	41	558	749	109
Commercial mortgage-backed securities	368	772	101	127	265	65	495	1,037	166
Other asset-backed securities	1,266	2,311	148	163	292	23	1,429	2,603	171
Redeemable preferred securities	14	20	2	1	3	—	15	23	2
Total debt securities	11,362	$16,967	$1,786	1,609	$2,489	$439	12,971	$19,456	$2,225

December 31, 2021
Debt securities:
U.S. government securities	43	$242	$2	10	$40	$1	53	$282	$3
States, municipalities and political subdivisions	233	428	3	13	33	1	246	461	4
U.S. corporate securities	1,610	2,296	31	165	238	9	1,775	2,534	40
Foreign securities	449	747	20	57	91	4	506	838	24
Residential mortgage-backed securities	165	593	9	10	36	1	175	629	10
Commercial mortgage-backed securities	188	462	7	35	112	5	223	574	12
Other asset-backed securities	1,011	2,030	12	26	31	1	1,037	2,061	13
Redeemable preferred securities	1	2	—	1	3	—	2	5	—
Total debt securities	3,700	$6,800	$84	317	$584	$22	4,017	$7,384	$106

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at September 30, 2022 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of September 30, 2022, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at September 30, 2022 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$35	$—	$1,176	$14	$1,211	$14
One year through five years	128	6	5,890	445	6,018	451
After five years through ten years	154	22	4,113	615	4,267	637
Greater than ten years	213	39	3,358	638	3,571	677
Residential mortgage-backed securities	11	1	738	108	749	109
Commercial mortgage-backed securities	32	3	1,005	163	1,037	166
Other asset-backed securities	17	2	2,586	169	2,603	171
Total	$590	$73	$18,866	$2,152	$19,456	$2,225

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the three and nine months ended September 30, 2022 and 2021, the Company had the following activity in its mortgage loan portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
New mortgage loans	$125	$53	$305	$173
Mortgage loans fully repaid	62	88	136	260
Mortgage loans foreclosed	—	—	—	—

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

Based on the Company’s assessments at September 30, 2022 and December 31, 2021, the amortized cost basis of the Company's mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2022	2021	2020	2019	2018	Prior	Total
September 30, 2022
1	$—	$—	$—	$—	$—	$16	$16
2 to 4	279	247	48	11	54	379	1,018
5 and 6	—	—	—	—	3	10	13
7	—	—	—	—	—	—	—
Total	$279	$247	$48	$11	$57	$405	$1,047

December 31, 2021
1		$—	$—	$—	$—	$28	$28
2 to 4		255	48	40	72	446	861
5 and 6		—	—	—	3	10	13
7		—	—	—	—	—	—
Total		$255	$48	$40	$75	$484	$902

Net Investment Income

Sources of net investment income for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Debt securities	$174	$157	$510	$474
Mortgage loans	14	13	38	41
Other investments	134	109	279	307
Gross investment income	322	279	827	822
Investment expenses	(11)	(11)	(29)	(28)
Net investment income (excluding net realized capital gains or losses)	311	268	798	794
Net realized capital gains (losses) (1)	(110)	(22)	(283)	38
Net investment income (2)	$201	$246	$515	$832
_____________________________________________
(1)Net realized capital losses include credit-related losses on debt securities of $1 million and yield-related impairment losses on debt securities of $73 million in the three months ended September 30, 2022. Net realized capital losses include credit-related losses on debt securities of $17 million and yield-related impairment losses on debt securities of $121 million in the nine months ended September 30, 2022. Net realized capital losses include yield-related impairment losses on debt securities of $3 million in the three months ended September 30, 2021. Net realized capital gains are net of yield-related impairment losses on debt securities of $35 million in the nine months ended September 30, 2021. There were no credit-related losses on debt securities in the three and nine months ended September 30, 2021.
(2)Net investment income includes $8 million and $26 million for the three and nine months ended September 30, 2022, respectively, and $9 million and $28 million for the three and nine months ended September 30, 2021, respectively, related to investments supporting experience-rated products.

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Proceeds from sales	$593	$668	$3,556	$2,935
Gross realized capital gains	3	19	20	61
Gross realized capital losses	28	2	135	12

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

There were no financial liabilities measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at September 30, 2022 or December 31, 2021. Financial assets measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at September 30, 2022 and December 31, 2021 were as follows:

In millions	Level 1	Level 2	Level 3	Total
September 30, 2022
Cash and cash equivalents (1)	$10,118	$7,086	$—	$17,204
Debt securities:
U.S. government securities	1,949	32	—	1,981
States, municipalities and political subdivisions	—	2,274	—	2,274
U.S. corporate securities	—	8,818	38	8,856
Foreign securities	—	2,486	8	2,494
Residential mortgage-backed securities	—	750	—	750
Commercial mortgage-backed securities	—	1,037	—	1,037
Other asset-backed securities	—	2,625	—	2,625
Redeemable preferred securities	—	23	—	23
Total debt securities	1,949	18,045	46	20,040
Equity securities	104	—	66	170
Total	$12,171	$25,131	$112	$37,414

December 31, 2021
Cash and cash equivalents	$4,954	$4,454	$—	$9,408
Debt securities:
U.S. government securities	2,372	44	—	2,416
States, municipalities and political subdivisions	—	3,086	5	3,091
U.S. corporate securities	—	9,697	38	9,735
Foreign securities	—	2,983	10	2,993
Residential mortgage-backed securities	—	875	—	875
Commercial mortgage-backed securities	—	1,310	—	1,310
Other asset-backed securities	—	2,789	3	2,792
Redeemable preferred securities	—	28	—	28
Total debt securities	2,372	20,812	56	23,240
Equity securities	114	—	55	169
Total	$7,440	$25,266	$111	$32,817
_____________________________________________
(1)Includes cash and cash equivalents of $7 million which have been accounted for as assets held for sale and are included in assets held for sale on the unaudited condensed consolidated balance sheet at September 30, 2022. See Note 2 ‘‘Acquisition, Divestitures and Asset Sales’’ for additional information.

During the three months ended September 30, 2022 there were no transfers into or out of Level 3. During the nine months ended September 30, 2022 there were $29 million of transfers out of Level 3. During the three and nine months ended September 30, 2021, there were no transfers into or out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the unaudited condensed consolidated balance sheets at adjusted cost or contract value at September 30, 2022 and December 31, 2021 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
September 30, 2022
Assets:
Mortgage loans	$1,047	$—	$—	$982	$982
Equity securities (1)	183	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	4	—	—	4	4
Without a fixed maturity	331	—	—	296	296
Long-term debt (2)	52,214	46,375	—	—	46,375

December 31, 2021
Assets:
Mortgage loans	$902	$—	$—	$907	$907
Equity securities (1)	126	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	336	—	—	373	373
Long-term debt	56,176	64,157	—	—	64,157
_____________________________________________
(1)It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.
(2)Includes long-term debt of $3 million which has been accounted for as liabilities held for sale and are included in liabilities held for sale on the unaudited condensed consolidated balance sheet at September 30, 2022. See Note 2 ‘‘Acquisition, Divestitures and Asset Sales’’ for additional information.

Separate Accounts assets relate to the Company’s large case pensions products which represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022				December 31, 2021
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$152	$—	$152	$2	$186	$—	$188
Debt securities	756	1,979	—	2,735	1,233	3,048	—	4,281
Equity securities	—	1	—	1	—	1	—	1
Common/collective trusts	—	410	—	410	—	547	—	547
Total (1)	$756	$2,542	$—	$3,298	$1,235	$3,782	$—	$5,017
_____________________________________________
(1)Excludes $20 million and $70 million of other receivables at September 30, 2022 and December 31, 2021, respectively.

5.Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
In millions	2022	2021
Health care costs payable, beginning of the period	$8,808	$7,936
Less: Reinsurance recoverables	8	10
Health care costs payable, beginning of the period, net	8,800	7,926
Add: Components of incurred health care costs
Current year	53,311	48,243
Prior years	(670)	(771)
Total incurred health care costs (1)	52,641	47,472
Less: Claims paid
Current year	43,632	39,887
Prior years	7,468	6,639
Total claims paid	51,100	46,526
Add: Premium deficiency reserve	5	1
Health care costs payable, end of the period, net	10,346	8,873
Add: Reinsurance recoverables	5	4
Health care costs payable, end of the period	$10,351	$8,877
_____________________________________________
(1)Total incurred health care costs for the nine months ended September 30, 2022 and 2021 in the table above exclude (i) $5 million and $1 million, respectively, for premium deficiency reserves related to the Company’s Medicaid products, (ii) $56 million and $45 million, respectively, of benefit costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets and (iii) $274 million and $168 million, respectively, of benefit costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets.

The Company’s estimates of prior years’ health care costs payable decreased by $670 million and $771 million, respectively, in the nine months ended September 30, 2022 and 2021, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At September 30, 2022, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $7.9 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims at September 30, 2022 related to the current year.

6.Borrowings

The following table is a summary of the Company’s borrowings at September 30, 2022 and December 31, 2021:

In millions	September 30, 2022	December 31, 2021
Long-term debt
3.5% senior notes due July 2022	$—	$1,500
2.75% senior notes due November 2022	—	1,000
2.75% senior notes due December 2022	—	1,250
4.75% senior notes due December 2022	—	399
2.8% senior notes due June 2023	1,300	1,300
4% senior notes due December 2023	414	414
3.375% senior notes due August 2024	650	650
2.625% senior notes due August 2024	1,000	1,000
3.5% senior notes due November 2024	750	750
5% senior notes due December 2024 (1)	299	299
4.1% senior notes due March 2025	950	950
3.875% senior notes due July 2025	2,828	2,828
2.875% senior notes due June 2026	1,750	1,750
3% senior notes due August 2026	750	750
3.625% senior notes due April 2027	750	750
6.25% senior notes due June 2027	372	372
1.3% senior notes due August 2027	2,250	2,250
4.3% senior notes due March 2028	5,000	5,000
3.25% senior notes due August 2029	1,750	1,750
3.75% senior notes due April 2030	1,500	1,500
1.75% senior notes due August 2030	1,250	1,250
1.875% senior notes due February 2031	1,250	1,250
2.125% senior notes due September 2031	1,000	1,000
4.875% senior notes due July 2035	652	652
6.625% senior notes due June 2036	771	771
6.75% senior notes due December 2037	533	533
4.78% senior notes due March 2038	5,000	5,000
6.125% senior notes due September 2039	447	447
4.125% senior notes due April 2040	1,000	1,000
2.7% senior notes due August 2040	1,250	1,250
5.75% senior notes due May 2041	133	133
4.5% senior notes due May 2042	500	500
4.125% senior notes due November 2042	500	500
5.3% senior notes due December 2043	750	750
4.75% senior notes due March 2044	375	375
5.125% senior notes due July 2045	3,500	3,500
3.875% senior notes due August 2047	1,000	1,000
5.05% senior notes due March 2048	8,000	8,000
4.25% senior notes due April 2050	750	750
Finance lease liabilities	1,437	1,300
Other	315	320
Total debt principal	52,726	56,743
Debt premiums	204	219
Debt discounts and deferred financing costs	(716)	(786)
	52,214	56,176
Less:
Current portion of long-term debt	(1,363)	(4,205)
Long-term debt	$50,851	$51,971
_____________________________________________________________________________________________________________________________
(1)Includes long-term debt of $3 million which has been accounted for as liabilities held for sale and are included in liabilities held for sale on the unaudited condensed consolidated balance sheet at September 30, 2022. See Note 2 ‘‘Acquisition, Divestitures and Asset Sales’’ for additional information.

Long-term Borrowings

In May 2022, the Company exercised the par call option on its outstanding 3.5% senior notes due July 2022 and redeemed for cash on hand the entire $1.5 billion aggregate principal amount.

In August 2022, the Company exercised the par call option on its outstanding 2.75% senior notes due November 2022 (issued by Aetna Inc.) and redeemed for cash on hand the entire $1.0 billion aggregate principal amount.

In September 2022, the Company exercised the par call options on its outstanding 2.75% senior notes due December 2022 and 4.75% senior notes due December 2022 (including notes issued by Omnicare, Inc.) and redeemed for cash on hand the entire $1.25 billion and $399 million aggregate principal amounts, respectively.

7.Shareholders’ Equity

Share Repurchases

The following share repurchase program has been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of September 30, 2022
December 9, 2021 (“2021 Repurchase Program”)	$10.0	$8.0

The 2021 Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase (“ASR”) transactions, and/or other derivative transactions. The 2021 Repurchase Program can be modified or terminated by the Board at any time.

During the nine months ended September 30, 2022, the Company repurchased approximately 19.1 million shares of common stock for approximately $2.0 billion pursuant to the 2021 Repurchase Program, including share repurchases under the ASR transaction described below. During the nine months ended September 30, 2021, the Company did not repurchase any shares of its common stock.

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

Dividends

The quarterly cash dividend declared by the Board was $0.55 and $0.50 per share in the three months ended September 30, 2022 and 2021, respectively. Cash dividends declared by the Board were $1.65 and $1.50 per share in the nine months ended September 30, 2022 and 2021, respectively. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

8.Other Comprehensive Income (Loss)
Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Net unrealized investment gains (losses):
Beginning of period balance	$(1,190)	$977	$778	$1,214
Other comprehensive loss before reclassifications ($(796), $(73), $(3,306), $(346) pretax)	(711)	(61)	(2,809)	(297)
Amounts reclassified from accumulated other comprehensive income (loss) ($99, $(14), $253, $(15) pretax) (1)	88	(12)	218	(13)
Other comprehensive loss	(623)	(73)	(2,591)	(310)
End of period balance	(1,813)	904	(1,813)	904

Foreign currency translation adjustments:
Beginning of period balance	2	6	—	7
Other comprehensive loss before reclassifications	(7)	(5)	(5)	(6)
Other comprehensive loss	(7)	(5)	(5)	(6)
End of period balance	(5)	1	(5)	1

Net cash flow hedges:
Beginning of period balance	234	241	222	248
Other comprehensive income before reclassifications ($13, $0, $37, $0 pretax)	10	—	28	—
Amounts reclassified from accumulated other comprehensive income ($(2), $(20), $(10), $(29) pretax) (2)	(2)	(15)	(8)	(22)
Other comprehensive income (loss)	8	(15)	20	(22)
End of period balance	242	226	242	226

Pension and other postretirement benefits:
Beginning of period balance	(34)	(54)	(35)	(55)
Amounts reclassified from accumulated other comprehensive loss ($1, $0, $2, $1 pretax) (3)	1	—	2	1
Other comprehensive income	1	—	2	1
End of period balance	(33)	(54)	(33)	(54)

Total beginning of period accumulated other comprehensive income (loss)	(988)	1,170	965	1,414
Total other comprehensive loss	(621)	(93)	(2,574)	(337)
Total end of period accumulated other comprehensive income (loss)	$(1,609)	$1,077	$(1,609)	$1,077
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

9.Earnings (Loss) Per Share

Earnings (loss) per share is computed using the treasury stock method. For periods in which the Company reports net income, diluted earnings per share is determined using the weighted average number of common and dilutive common equivalent shares outstanding during the period, unless the effect is antidilutive. Stock options and stock appreciation rights to purchase 4 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share in each of the three and nine-month periods ended September 30, 2022 because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, stock options and stock appreciation rights to purchase 8 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share in each of the three and nine-month periods ended September 30, 2021. In addition, due to the net loss attributable to CVS Health in the three months ended September 30, 2022, 8 million potentially dilutive common equivalent shares were excluded from the calculation of diluted earnings per share, as the impact of these shares were antidilutive for that period.

The following is a reconciliation of basic and diluted earnings (loss) per share for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2022	2021	2022	2021
Numerator for earnings (loss) per share calculation:
Net income (loss) attributable to CVS Health	$(3,416)	$1,598	$1,847	$6,604

Denominator for earnings (loss) per share calculation:
Weighted average shares, basic	1,315	1,321	1,313	1,318
Restricted stock units and performance stock units	—	4	6	5
Stock options and stock appreciation rights	—	4	5	3
Weighted average shares, diluted	1,315	1,329	1,324	1,326

Earnings (loss) per share:
Basic	$(2.60)	$1.21	$1.41	$5.01
Diluted	$(2.60)	$1.20	$1.40	$4.98

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

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations, and any significant adverse impact of COVID-19 on such purchasers and/or former subsidiaries increases the risk that the Company will be required to satisfy those obligations. As of September 30, 2022, the Company guaranteed 68 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2034.

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

Litigation and Regulatory Proceedings

The Company has been involved or is currently involved in numerous legal proceedings, including litigation, arbitration, government investigations, audits, reviews and claims. These include routine, regular and special investigations, audits and reviews by the U.S. Centers for Medicare & Medicaid Services (“CMS”), state insurance and health and welfare departments, the DOJ, state attorneys general, the U.S. Drug Enforcement Administration (the “DEA”), the Federal Trade Commission (the “FTC”) and other governmental authorities.

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

Usual and Customary Pricing Litigation

The Company and certain current and former directors and officers are named as a defendant in a number of lawsuits that allege that the Company’s retail pharmacies overcharged for prescription drugs by not submitting the correct usual and customary price during the claims adjudication process. These actions are brought by a number of different types of plaintiffs, including plan members, private payors, government payors, and shareholders based on different legal theories. Some of these cases are brought as putative class actions, and in some instances, classes have been certified. In October 2022, one of the litigating shareholders made a litigation demand to the Board related to these and other issues after his amended derivative complaint was dismissed for failing to demonstrate demand futility. The Company is defending itself against these claims.

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

Controlled Substances Litigation, Audits and Subpoenas

In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated numerous cases filed against various defendants by plaintiffs such as counties, cities, hospitals, Indian tribes and third-party payors, alleging claims beginning as far back as the early 2000s generally concerning the impacts of widespread prescription opioid abuse. The consolidated multidistrict litigation captioned In re National Prescription Opiate Litigation (MDL No. 2804) is pending in the U.S. District Court for the Northern District of Ohio. This multidistrict litigation presumptively includes hundreds of relevant federal court cases that name the Company as a defendant. A significant number of similar cases that name the Company as a defendant in some capacity are pending in state courts.

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

In November 2021, the Company was among the chain pharmacies found liable by a jury in a trial in federal court in Ohio; in August 2022, the court issued a judgment jointly against the three defendants in the amount of $651 million to be paid over 15 years, and also ordered certain injunctive relief. The Company is appealing the judgment. In March 2022, CVS Health Corporation and CVS Pharmacy, Inc. entered into a settlement agreement with the State of Florida to resolve claims related to opioid medications dating back more than a decade. Under the terms of the settlement agreement, CVS Health Corporation settled all opioid claims against it and its subsidiaries by the State of Florida for $484 million, which is to be paid over a period of 18 years. During the three months ended March 31, 2022, the Company recorded a $484 million liability associated with this legal settlement. In August 2022, CVS Pharmacy, Inc. entered into an agreement with the State of New Mexico to settle all opioid claims against it and its parents and subsidiaries by the State of New Mexico and participating subdivisions. In September 2022, CVS Pharmacy, Inc. entered into an agreement with the State of West Virginia to settle all opioid claims against it and its parents and subsidiaries by the State of West Virginia and participating subdivisions. Also in September 2022, CVS Pharmacy, Inc. entered into an agreement with the Cherokee Nation to settle all opioid claims against it and its parents and subsidiaries by the Cherokee Nation.

On October 18, 2022, the Company began mediation with a leadership group of a number of state attorneys general and the Plaintiffs’ Executive Committee (“PEC”) to resolve substantially all opioid lawsuits and claims against Company entities. Discussions progress and the Company agreed in principle to a financial amount to resolve substantially all opioid lawsuits and claims against Company entities by states, political subdivisions and tribes, but not private plaintiffs (the “Settlement Framework”). This Settlement Framework is subject to contingencies and uncertainties as to final terms, but is the basis for our negotiation of definitive terms and documentation. The Settlement Framework provides for payment by the Company of approximately $5.0 billion (approximately $4.9 billion to states and political subdivisions and approximately $130 million to tribes) over ten years, beginning in 2023. The non-monetary terms are subject to ongoing negotiations.

Under the Settlement Framework, before the Company determines whether to enter into any final settlement, it will assess the sufficiency of the scope of settlement, based in part on the number and identities of the governmental entities that will participate in any such settlement. The Settlement Framework contemplates that if certain governmental entities do not agree to a settlement under the Settlement Framework, but the Company nonetheless concluded that there was sufficient participation to warrant going forward with the settlement, there would be a corresponding reduction in the amount due from the Company to account for the governmental entities that did not agree. Those non-participating governmental entities would be entitled to pursue their claims against the Company and other defendants. Private plaintiff litigation will also continue.

The Company has concluded that discussions under the Settlement Framework have reached a stage at which a broad settlement of opioid claims by governmental entities is probable, and the loss related thereto can be reasonably estimated as of September 30, 2022. As a result of that conclusion, and its assessment of certain other opioid-related claims including those for which the Company reached agreement in August and September, the Company recorded a total pre-tax charge of $5.2 billion during the three months ended September 30, 2022 reflecting the cash component of the estimated loss. In addition, the Company expects the cash impact in 2023 and 2024 to be less than $500 million in each year. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment is highly subjective and requires judgments about future events. Moreover, the Settlement Framework is in its early phases, and there is no assurance that the necessary parties will agree to a definitive settlement agreement or that the contingencies to any agreement will be satisfied. The amount of ultimate loss may differ materially from this accrual.

Because of the many uncertainties associated with any potential settlement arrangement or other resolution of all opioid-related litigation matters, including the uncertain scope of participation by governmental entities in any potential settlement under the Settlement Framework described above and that the Company continues to actively defend ongoing litigation for which it believes it has defenses and assertions that have merit, the Company is not able to reasonably estimate the range of ultimate possible loss for all opioid-related litigation matters at this time. The outcome of these legal matters could have a material effect on the Company’s business, financial condition, operating results and/or cash flows.

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

Stockholder Matters

Beginning in February 2019, multiple class action complaints, as well as a derivative complaint, were filed by putative plaintiffs against the Company and certain current and former officers and directors. The plaintiffs in these cases assert a variety of causes of action under federal securities laws that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the performance of the Company’s LTC business unit. The Company and its current and former officers and directors are defending themselves against these claims. Since filing, several of the cases have been consolidated, and the first-filed federal case, City of Miami Fire Fighters’ and Police Officers’ Retirement Trust, et al. (formerly known as Anarkat), was dismissed with prejudice in February 2021. Plaintiffs appealed that decision to the First Circuit after their motion for reconsideration was denied, and in August 2022 the First Circuit affirmed the dismissal. In re CVS Health Corp. Securities Act Litigation (formerly known as Waterford) and In re CVS Health Corp. Securities Litigation (formerly known as City of Warren and Freundlich) have been stayed pending the outcome of the First Circuit appeal. Plaintiffs in In re CVS Health Corp. Securities Litigation filed an amended complaint, which the Company moved to dismiss in October 2022.

In August and September 2020, two class actions under the Employee Retirement Income Security Act of 1974 (“ERISA”) were filed in the U.S. District Court for the District of Connecticut against CVS Health, Aetna Inc. (“Aetna”), and several current and former executives, directors and/or members of Aetna’s Compensation and Talent Management Committee: Radcliffe v. Aetna Inc., et al. and Flaim v. Aetna Inc., et al. The plaintiffs in these cases assert a variety of causes of action premised on allegations that the defendants breached fiduciary duties and engaged in prohibited transactions relating to participants in the Aetna 401(k) Plan’s investment in company stock between December 3, 2017 and February 20, 2019, claiming losses related to the performance of the Company’s LTC business unit. The district court consolidated the actions, and in October 2021, dismissed the consolidated action without prejudice. Plaintiffs filed an amended consolidated complaint, which the Company has moved to dismiss. In October 2022, the court granted the Company’s motion to dismiss with prejudice. Plaintiffs have appealed this decision to the Second Circuit. The Company also received a related document request pursuant to

ERISA § 104(b), to which the Company has responded. The Company and its current and former officers and directors are defending themselves against these claims.

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

11.Segment Reporting

The Company has three operating segments, Health Care Benefits, Pharmacy Services and Retail/LTC, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the Company’s chief operating decision maker (the “CODM”) evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income, which is defined as operating income (loss) (GAAP measure) excluding the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. See the reconciliations of consolidated operating income (loss) (GAAP measure) to consolidated adjusted operating income below for further context regarding the items excluded from operating income (loss) in determining adjusted operating income. The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Pharmacy Services (1)	Retail/ LTC	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
September 30, 2022
Revenues from external customers	$22,387	$40,545	$17,994	$32	$—	$80,958
Intersegment revenues	23	2,671	8,722	—	(11,416)	—
Net investment income (loss)	101	—	(10)	110	—	201
Total revenues	22,511	43,216	26,706	142	(11,416)	81,159
Adjusted operating income (loss)	1,544	1,877	1,398	(417)	(169)	4,233

September 30, 2021
Revenues from external customers	$20,311	$36,851	$16,347	$39	$—	$73,548
Intersegment revenues	21	2,195	8,678	—	(10,894)	—
Net investment income (loss)	147	—	(33)	132	—	246
Total revenues	20,479	39,046	24,992	171	(10,894)	73,794
Adjusted operating income (loss)	1,106	1,773	1,723	(343)	(186)	4,073

Nine Months Ended
September 30, 2022
Revenues from external customers	$68,029	$116,600	$53,380	$97	$—	$238,106
Intersegment revenues	69	8,889	25,074	—	(34,032)	—
Net investment income (loss)	278	—	(44)	281	—	515
Total revenues	68,376	125,489	78,410	378	(34,032)	238,621
Adjusted operating income (loss)	5,126	5,368	4,865	(1,277)	(556)	13,526

September 30, 2021
Revenues from external customers	$60,993	$105,909	$47,672	$101	$—	$214,675
Intersegment revenues	62	7,772	25,309	—	(33,143)	—
Net investment income	432	—	13	387	—	832
Total revenues	61,487	113,681	72,994	488	(33,143)	215,507
Adjusted operating income (loss)	4,502	5,035	5,166	(1,015)	(523)	13,165
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $2.9 billion and $2.8 billion of retail co-payments for the three months ended September 30, 2022 and 2021, respectively, and $9.8 billion and $9.0 billion of retail co-payments for the nine months ended September 30, 2022 and 2021, respectively.
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

The following are reconciliations of consolidated operating income (loss) to adjusted operating income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Operating income (loss) (GAAP measure)	$(3,931)	$3,061	$4,128	$10,964
Amortization of intangible assets (1)	464	561	1,398	1,730
Opioid litigation charges (2)	5,220	—	5,704	—
Loss on assets held for sale (3)	2,480	—	2,521	—
Gain on divestiture of subsidiary (4)	—	—	(225)	—
Acquisition-related integration costs (5)	—	20	—	101
Goodwill impairment (6)	—	431	—	431
Acquisition purchase price adjustment outside of measurement period (7)	—	—	—	(61)
Adjusted operating income	$4,233	$4,073	$13,526	$13,165
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
(2)During the three and nine months ended September 30, 2022 the opioid litigation charges relate to agreements to resolve substantially all opioid claims against the Company by certain states and governmental entities. The opioid litigation charges are reflected within the Corporate/Other segment.
(3)During the three and nine months ended September 30, 2022, the loss on assets held for sale relates to the LTC reporting unit within the Retail/LTC segment. The Company continually evaluates its portfolio for nonstrategic assets. The Company determined that its LTC business was no longer a strategic asset and during the third quarter of 2022 committed to a plan to sell the LTC business. As of September 30, 2022, the LTC business met the criteria for held-for-sale accounting and the net assets were accounted for as assets held for sale. The carrying value of the LTC business was determined to be greater than its fair value and a loss on assets held for sale was recorded during the third quarter of 2022. During the nine months ended September 30, 2022, the loss on assets held for sale also relates to the Commercial Business reporting unit within the Health Care Benefits segment. In March 2022, the Company reached an agreement to sell its Thailand business, which was included in the Commercial Business reporting unit. At that time, a portion of the Commercial Business goodwill was specifically allocated to the Thailand business. The net assets of the Thailand business were accounted for as assets held for sale at March 31, 2022. The carrying value of the Thailand business was determined to be greater than its fair value and a loss on assets held for sale was recorded during the first quarter of 2022. The sale closed in the second quarter of 2022, and the ultimate loss on the sale was not material.
(4)During the nine months ended September 30, 2022, the gain on divestiture of subsidiary represents the pre-tax gain on the sale of PayFlex, which the Company sold in June 2022, for approximately $775 million. The gain on divestiture is reflected as a reduction in operating expenses in the Company’s unaudited condensed consolidated statement of operations within the Health Care Benefits segment.
(5)During the three and nine months ended September 30, 2021, acquisition-related integration costs relate to the acquisition of Aetna. The acquisition-related integration costs are reflected in the unaudited condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(6)During the three and nine months ended September 30, 2021, the goodwill impairment charge relates to an impairment of the remaining goodwill of the LTC reporting unit within the Retail/LTC segment.
(7)In June 2021, the Company received $61 million related to a purchase price working capital adjustment for an acquisition completed during the first quarter of 2020. The resolution of this matter occurred subsequent to the acquisition accounting measurement period and is reflected in the Company’s unaudited condensed consolidated statement of operations for the nine months ended September 30, 2021 as a reduction of operating expenses within the Health Care Benefits segment.

Index to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of September 30, 2022, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2022 and 2021, the related condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2022 and 2021, June 30, 2022 and 2021, and September 30, 2022 and 2021, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 2, 2022

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

Overview of the Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services, and health information technology products and services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” In addition, effective January 2022, the Company entered the individual public health insurance exchanges (“Public Exchanges”) in eight states through which it sells Insured plans directly to individual consumers. The Company will enter Public Exchanges in four additional states effective January 2023. Open enrollment for the 2023 calendar year has begun in each of these twelve states.

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

Overview of the Retail/LTC Segment

The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, coronavirus disease 2019 (“COVID-19”) and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of September 30, 2022, the Retail/

LTC segment operated more than 9,000 retail locations, more than 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies.

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

Overview of Current Trends

We also face trends and uncertainties specific to our reportable segments, certain of which are summarized below and also discussed in the review of our segment results. For the remainder of the year, the Company believes you should consider the following important information:

•The Health Care Benefits segment is expected to continue to benefit from Medicare and Commercial membership growth, partially offset by the impact of the International Health Care Benefits Renewal Rights Asset sale as described in Note 2 ‘‘Acquisition, Divestitures and Asset Sales’’ to the unaudited condensed consolidated financial statements. The Company’s outlook incorporates the extension of the public health emergency into the early part of the first quarter of 2023. The projected MBR is expected to decrease compared to 2021, reflecting pricing and a reduction in COVID-19 related medical costs.
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
•The Retail/LTC segment is expected to continue to benefit from increased prescription volume and improved generic drug purchasing, partially offset by continued pharmacy reimbursement pressure and incremental operating expenses as the Company continues to invest in its workforce and enhance its customer experience. As noted above, the Company’s outlook incorporates the extension of the public health emergency into the early part of the first quarter of 2023. The Company expects that COVID-19 vaccinations, including the impact of the bivalent COVID-19 booster, and diagnostic testing will continue in 2022, albeit at lower levels than those experienced during 2021. The Company expects to see continued strength in front store sales, including sales of over-the-counter (“OTC”) test kits, in 2022. The extent of COVID-19 vaccinations, diagnostic testing and OTC test kit sales will be dependent upon various factors including vaccine hesitancy, the emergence of new variants, government testing initiatives and the availability and administration of pediatric and booster vaccinations.
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

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three and nine months ended September 30, 2022 and 2021, and the significant developments affecting the Company’s financial condition since December 31, 2021. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the 2021 Form 10-K.

Summary of Consolidated Financial Results

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2022 vs 2021		Nine Months Ended September 30, 2022 vs 2021
In millions	2022	2021	2022	2021	$	%	$	%
Revenues:
Products	$57,643	$51,853	$166,959	$149,765	$5,790	11.2%	$17,194	11.5%
Premiums	21,003	18,984	63,894	56,927	2,019	10.6%	6,967	12.2%
Services	2,312	2,711	7,253	7,983	(399)	(14.7)%	(730)	(9.1)%
Net investment income	201	246	515	832	(45)	(18.3)%	(317)	(38.1)%
Total revenues	81,159	73,794	238,621	215,507	7,365	10.0%	23,114	10.7%
Operating costs:
Cost of products sold	50,365	45,011	145,164	129,425	5,354	11.9%	15,739	12.2%
Benefit costs	17,419	16,081	52,976	47,686	1,338	8.3%	5,290	11.1%
Opioid litigation charges	5,220	—	5,704	—	5,220	100.0%	5,704	100.0%
Loss on assets held for sale	2,480	—	2,521	—	2,480	100.0%	2,521	100.0%
Goodwill impairment	—	431	—	431	(431)	(100.0)%	(431)	(100.0)%
Operating expenses	9,606	9,210	28,128	27,001	396	4.3%	1,127	4.2%
Total operating costs	85,090	70,733	234,493	204,543	14,357	20.3%	29,950	14.6%
Operating income (loss)	(3,931)	3,061	4,128	10,964	(6,992)	(228.4)%	(6,836)	(62.3)%
Interest expense	566	602	1,735	1,895	(36)	(6.0)%	(160)	(8.4)%
Loss on early extinguishment of debt	—	363	—	363	(363)	(100.0)%	(363)	(100.0)%
Other income	(41)	(49)	(126)	(144)	8	16.3%	18	12.5%
Income (loss) before income tax provision	(4,456)	2,145	2,519	8,850	(6,601)	(307.7)%	(6,331)	(71.5)%
Income tax provision (benefit)	(1,047)	558	654	2,248	(1,605)	(287.6)%	(1,594)	(70.9)%
Net income (loss)	(3,409)	1,587	1,865	6,602	(4,996)	(314.8)%	(4,737)	(71.8)%
Net (income) loss attributable to noncontrolling interests	(7)	11	(18)	2	(18)	(163.6)%	(20)	(1000.0)%
Net income (loss) attributable to CVS Health	$(3,416)	$1,598	$1,847	$6,604	$(5,014)	(313.8)%	$(4,757)	(72.0)%

Commentary - Three Months Ended September 30, 2022 vs. 2021

Revenues
•Total revenues increased $7.4 billion, or 10.0%, in the three months ended September 30, 2022 compared to the prior year driven by growth across all segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $396 million, or 4.3%, in the three months ended September 30, 2022 compared to the prior year. The increase in operating expenses was primarily due to incremental costs associated with growth in the business.
•Operating expenses as a percentage of total revenues were 11.8% in the three months ended September 30, 2022, a decrease of 70 basis points compared to the prior year. The decrease in operating expenses as a percentage of total revenues was primarily due to the increases in total revenues described above.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating loss
•During the three months ended September 30, 2022, the Company incurred an operating loss of $3.9 billion compared to $3.1 billion of operating income in the prior year. The difference was primarily driven by $5.2 billion in opioid litigation charges, which are reflected in the Corporate/Other segment, and a $2.5 billion loss on assets held for sale to write-down the Company’s Omnicare® long-term care business (“LTC business”) in the current year, partially offset by the absence of a $431 million goodwill impairment charge on the remaining goodwill of the LTC reporting unit recorded in the prior year in the Retail/LTC segment. These losses were partially offset by operating income in the Health Care Benefits and Pharmacy Services segments.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense decreased $36 million, or 6.0%, in the three months ended September 30, 2022 compared to the prior year due to lower debt in the three months ended September 30, 2022. See “Liquidity and Capital Resources” later in this report for additional information.

Loss on early extinguishment of debt
•During the three months ended September 30, 2021, the loss on early extinguishment of debt relates to the Company’s repayment of approximately $2.0 billion of its outstanding senior notes pursuant to its tender offer for such notes in August 2021 which resulted in a loss on early extinguishment of debt of $363 million.
Income tax provision
•Due to the pre-tax loss in the three months ended September 30, 2022, the Company recorded an income tax benefit of 23.5%, compared to an income tax expense of 26.0% for the three months ended September 30, 2021. The difference in the tax rate was primarily due to certain nondeductible legal charges recorded in the three months ended September 30, 2022.

Commentary - Nine Months Ended September 30, 2022 vs. 2021

Revenues
•Total revenues increased $23.1 billion, or 10.7%, in the nine months ended September 30, 2022 compared to the prior year driven by growth across all segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $1.1 billion, or 4.2%, in the nine months ended September 30, 2022 compared to the prior year. The increase in operating expenses was primarily due to incremental costs associated with growth in the business, partially offset by a $225 million pre-tax gain on the sale of PayFlex Holdings, Inc. (“PayFlex”), in June 2022.
•Operating expenses as a percentage of total revenues were 11.8% in the nine months ended September 30, 2022, a decrease of 70 basis points compared to the prior year. The decrease in operating expenses as a percentage of total revenues was primarily due to the increases in total revenues described above.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $6.8 billion, or 62.3%, in the nine months ended September 30, 2022 compared to the prior year primarily driven by the opioid litigation charges reflected in the Corporate/Other segment described above and declines in the Retail/LTC segment as a result of the loss on assets held for sale of $2.5 billion to write-down the Company’s LTC business in the current year, partially offset by the absence of a $431 million goodwill impairment charge on the remaining goodwill of the LTC reporting unit recorded in the nine months ended September 30, 2021. These decreases were partially offset by increases in the Health Care Benefits segment, which included the $225 million pre-tax gain on the sale of PayFlex and a decrease in amortization of intangible assets, as well as the Pharmacy Services segment.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense decreased $160 million, or 8.4%, in the nine months ended September 30, 2022 compared to the prior year due to lower debt in the nine months ended September 30, 2022. See “Liquidity and Capital Resources” later in this report for additional information.

Loss on early extinguishment of debt
•During the nine months ended September 30, 2021, the loss on early extinguishment of debt relates to the Company’s repayment of approximately $2.0 billion of its outstanding senior notes pursuant to its tender offer for such notes in August 2021 which resulted in a loss on early extinguishment of debt of $363 million.

Income tax provision
•The effective income tax rate was 26.0% for the nine months ended September 30, 2022 compared to 25.4% for the nine months ended September 30, 2021. The increase in the effective income tax rate was primarily due to certain nondeductible legal charges and basis differences on the sale of PayFlex in the nine months ended September 30, 2022, partially offset by the impact of certain discrete tax items recognized in the first and third quarters of 2022.

Segment Analysis

The following discussion of segment operating results is presented based on the Company’s reportable segments in accordance with the accounting guidance for segment reporting and is consistent with the segment disclosure in Note 11 ‘‘Segment Reporting’’ to the unaudited condensed consolidated financial statements.

The Company has three operating segments, Health Care Benefits, Pharmacy Services and Retail/LTC, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the Company’s chief operating decision maker (the “CODM”) evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income, which is defined as operating income (loss) (GAAP measure) excluding the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. See the reconciliations of operating income (loss) (GAAP measure) to adjusted operating income below for further context regarding the items excluded from operating income (loss) in determining adjusted operating income. The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Pharmacy Services (1)	Retail/ LTC	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
September 30, 2022
Total revenues	$22,511	$43,216	$26,706	$142	$(11,416)	$81,159
Adjusted operating income (loss)	1,544	1,877	1,398	(417)	(169)	4,233
September 30, 2021
Total revenues	20,479	39,046	24,992	171	(10,894)	73,794
Adjusted operating income (loss)	1,106	1,773	1,723	(343)	(186)	4,073

Nine Months Ended
September 30, 2022
Total revenues	$68,376	$125,489	$78,410	$378	$(34,032)	$238,621
Adjusted operating income (loss)	5,126	5,368	4,865	(1,277)	(556)	13,526
September 30, 2021
Total revenues	61,487	113,681	72,994	488	(33,143)	215,507
Adjusted operating income (loss)	4,502	5,035	5,166	(1,015)	(523)	13,165
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $2.9 billion and $2.8 billion of retail co-payments for the three months ended September 30, 2022 and 2021, respectively, and $9.8 billion and $9.0 billion of retail co-payments for the nine months ended September 30, 2022 and 2021, respectively.
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

The following are reconciliations of consolidated operating income (loss) (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income (loss) to segment adjusted operating income:

	Three Months Ended September 30, 2022
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,244	$1,836	$(1,205)	$(5,637)	$(169)	$(3,931)
Amortization of intangible assets (1)	300	41	123	—	—	464
Opioid litigation charges (2)	—	—	—	5,220	—	5,220
Loss on assets held for sale (3)	—	—	2,480	—	—	2,480
Adjusted operating income (loss)	$1,544	$1,877	$1,398	$(417)	$(169)	$4,233

	Three Months Ended September 30, 2021
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$716	$1,730	$1,165	$(364)	$(186)	$3,061
Amortization of intangible assets (1)	390	43	127	1	—	561
Acquisition-related integration costs (4)	—	—	—	20	—	20
Goodwill impairment (5)	—	—	431	—	—	431
Adjusted operating income (loss)	$1,106	$1,773	$1,723	$(343)	$(186)	$4,073

	Nine Months Ended September 30, 2022
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$4,407	$5,242	$2,018	$(6,983)	$(556)	$4,128
Amortization of intangible assets (1)	903	126	367	2	—	1,398
Opioid litigation charges (2)	—	—	—	5,704	—	5,704
Loss on assets held for sale (3)	41	—	2,480	—	—	2,521
Gain on divestiture of subsidiary (6)	(225)	—	—	—	—	(225)
Adjusted operating income (loss)	$5,126	$5,368	$4,865	$(1,277)	$(556)	$13,526

	Nine Months Ended September 30, 2021
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$3,369	$4,887	$4,349	$(1,118)	$(523)	$10,964
Amortization of intangible assets (1)	1,194	148	386	2	—	1,730
Acquisition-related integration costs (4)	—	—	—	101	—	101
Goodwill impairment (5)	—	—	431	—	—	431
Acquisition purchase price adjustment outside of measurement period (7)	(61)	—	—	—	—	(61)
Adjusted operating income (loss)	$4,502	$5,035	$5,166	$(1,015)	$(523)	$13,165
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
(2)During the three and nine months ended September 30, 2022 the opioid litigation charges relate to agreements to resolve substantially all opioid claims against the Company by certain states and governmental entities. The opioid litigation charges are reflected within the Corporate/Other segment.
(3)During the three and nine months ended September 30, 2022, the loss on assets held for sale relates to the LTC reporting unit within the Retail/LTC segment. The Company continually evaluates its portfolio for nonstrategic assets. The Company determined that its LTC business was no longer a strategic asset and during the third quarter of 2022 committed to a plan to sell the LTC business. As of September 30, 2022, the LTC business met the criteria for held-for-sale accounting and the net assets were accounted for as assets held for sale. The carrying value of the LTC business was determined to be greater than its fair value and a loss on assets held for sale was recorded during the third quarter of 2022. During the nine months ended September 30, 2022, the loss on assets held for sale also relates to the Commercial Business reporting unit within the Health Care Benefits segment. In March 2022, the Company reached an agreement to sell its international health care business domiciled in Thailand (“Thailand business”), which was included in the Commercial Business reporting unit. At that time, a portion of the Commercial Business goodwill was specifically allocated to the Thailand business. The net assets of the Thailand business were accounted for as assets held for sale at March 31, 2022. The carrying value of the Thailand business was determined to be greater than its fair value and a loss on assets held for sale was recorded during the first quarter of 2022. The sale closed in the second quarter of 2022, and the ultimate loss on the sale was not material.
(4)During the three and nine months ended September 30, 2021, acquisition-related integration costs relate to the Company’s acquisition (the “Aetna Acquisition”) of Aetna Inc (“Aetna”). The acquisition-related integration costs are reflected in the unaudited condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(5)During the three and nine months ended September 30, 2021, the goodwill impairment charge relates to an impairment of the remaining goodwill of the LTC reporting unit within the Retail/LTC segment.
(6)During the nine months ended September 30, 2022, the gain on divestiture of subsidiary represents the pre-tax gain on the sale of PayFlex, which the Company sold in June 2022, for approximately $775 million. The gain on divestiture is reflected as a reduction in operating expenses in the Company’s unaudited condensed consolidated statement of operations within the Health Care Benefits segment.
(7)In June 2021, the Company received $61 million related to a purchase price working capital adjustment for an acquisition completed during the first quarter of 2020. The resolution of this matter occurred subsequent to the acquisition accounting measurement period and is reflected in the Company’s unaudited condensed consolidated statement of operations for the nine months ended September 30, 2021 as a reduction of operating expenses within the Health Care Benefits segment.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2022 vs 2021		Nine Months Ended September 30, 2022 vs 2021
In millions, except percentages and basis points (“bps”)	2022	2021	2022	2021	$	%	$	%
Revenues:
Premiums	$20,989	$18,959	$63,848	$56,869	$2,030	10.7%	$6,979	12.3%
Services	1,421	1,373	4,250	4,186	48	3.5%	64	1.5%
Net investment income	101	147	278	432	(46)	(31.3)%	(154)	(35.6)%
Total revenues	22,511	20,479	68,376	61,487	2,032	9.9%	6,889	11.2%
Benefit costs	17,531	16,260	53,191	47,971	1,271	7.8%	5,220	10.9%
MBR	83.5%	85.8%	83.3%	84.4%	(230)	bps	(110)	bps
Loss on assets held for sale	$—	$—	$41	$—	$—	—%	$41	100.0%
Operating expenses	3,736	3,503	10,737	10,147	233	6.7%	590	5.8%
Operating expenses as a % of total revenues	16.6%	17.1%	15.7%	16.5%
Operating income	$1,244	$716	$4,407	$3,369	$528	73.7%	$1,038	30.8%
Operating income as a % of total revenues	5.5%	3.5%	6.4%	5.5%
Adjusted operating income (1)	$1,544	$1,106	$5,126	$4,502	$438	39.6%	$624	13.9%
Adjusted operating income as a % of total revenues	6.9%	5.4%	7.5%	7.3%
Premium revenues (by business):
Government	$15,433	$13,903	$47,379	$41,717	$1,530	11.0%	$5,662	13.6%
Commercial	5,556	5,056	16,469	15,152	500	9.9%	1,317	8.7%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Care Benefits segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended September 30, 2022 vs. 2021

Revenues
•Total revenues increased $2.0 billion, or 9.9%, to $22.5 billion in the three months ended September 30, 2022 compared to the prior year driven by growth across all product lines.

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
•The MBR decreased to 83.5% in the three months ended September 30, 2022 compared to 85.8% in the prior year reflective of the net favorable impact of COVID-19 compared to the prior year and strong underlying performance, including higher favorable development of prior-periods’ health care cost estimates in the three months ended September 30, 2022 compared to the prior year.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses increased $233 million, or 6.7%, in the three months ended September 30, 2022 compared to the prior year primarily driven by increased operating expenses to support the growth across all product lines described above, as well as incremental investments in the business.

•Operating expenses as a percentage of total revenues decreased to 16.6% in the three months ended September 30, 2022 compared to 17.1% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues described above.

Adjusted operating income
•Adjusted operating income increased $438 million, or 39.6%, in the three months ended September 30, 2022 compared to the prior year primarily driven by the net favorable impact of COVID-19 compared to the prior year and strong underlying performance, including higher favorable development of prior-periods’ health care cost estimates in the three months ended September 30, 2022 compared to the prior year. These increases were partially offset by incremental investments to support growth in the business and net realized capital losses.

Commentary - Nine Months Ended September 30, 2022 vs. 2021

Revenues
•Total revenues increased $6.9 billion, or 11.2%, to $68.4 billion in the nine months ended September 30, 2022 compared to the prior year driven by growth across all product lines.

Medical Benefit Ratio
•The MBR decreased to 83.3% in the nine months ended September 30, 2022 compared to 84.4% in the prior year reflective of strong underlying performance and the net favorable impact of COVID-19 compared to the prior year.

Loss on assets held for sale
•During the nine months ended September 30, 2022, the Company recorded a $41 million loss on assets held for sale on its Thailand business, which is included in the Commercial Business reporting unit within the Health Care Benefits segment. See Note 2 ‘‘Acquisition, Divestitures and Asset Sales’’ to the unaudited condensed consolidated financial statements for additional information.

Operating expenses
•Operating expenses increased $590 million, or 5.8%, in the nine months ended September 30, 2022 compared to the prior year primarily driven by increased operating expenses to support the growth across all product lines described above, as well as incremental investments in the business, partially offset by the $225 million pre-tax gain on the sale of PayFlex.
•Operating expenses as a percentage of total revenues decreased to 15.7% in the nine months ended September 30, 2022 compared to 16.5% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues described above.

Adjusted operating income
•Adjusted operating income increased $624 million, or 13.9%, in the nine months ended September 30, 2022 compared to the prior year primarily driven by strong underlying performance, the net favorable impact of COVID-19 compared to the prior year and membership growth. These increases were partially offset by incremental investments to support growth in the business and net realized capital losses.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	September 30, 2022			June 30, 2022			December 31, 2021			September 30, 2021
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,159	13,852	17,011	3,158	13,835	16,993	3,258	13,530	16,788	3,224	13,529	16,753
Medicare Advantage	3,260	—	3,260	3,216	—	3,216	2,971	—	2,971	2,953	—	2,953
Medicare Supplement	1,345	—	1,345	1,314	—	1,314	1,285	—	1,285	1,242	—	1,242
Medicaid	2,181	490	2,671	2,425	484	2,909	2,333	471	2,804	2,289	460	2,749
Total medical membership	9,945	14,342	24,287	10,113	14,319	24,432	9,847	14,001	23,848	9,708	13,989	23,697

Supplemental membership information:
Medicare Prescription Drug Plan (stand-alone)			6,090			6,051			5,777			5,740

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
•Medical membership as of September 30, 2022 of 24.3 million decreased 145,000 members compared with June 30, 2022, reflecting a decline in Medicaid membership, partially offset by increases in Medicare and Commercial membership. The decline in Medicaid membership reflects the expected loss of a large customer during the three months ended September 30, 2022.
•Medical membership as of September 30, 2022 of 24.3 million increased 590,000 members compared with September 30, 2021, reflecting increases in Medicare and Commercial membership, partially offset by a decline in Medicaid membership, as a result of the expected loss of a large customer.

Medicare Update
On April 4, 2022, the U.S. Centers for Medicare & Medicaid Services (“CMS”) issued its final notice detailing final 2023 Medicare Advantage benchmark payment rates. Final 2023 Medicare Advantage rates resulted in an increase in industry benchmark rates of approximately 5.0%.

The ACA ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of four or higher (out of five) to qualify for bonus payments. CMS released the Company’s 2023 star ratings in October 2022. The Company’s 2023 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2024. Based on the Company’s membership at September 1, 2022, 21% of the Company’s Medicare Advantage members were in plans with 2023 star ratings of at least 4.0 stars, compared to 87% of the Company’s Medicare Advantage members being in plans with 2022 star ratings of at least 4.0 stars based on the Company’s membership at September 1, 2021.

Pharmacy Services Segment

The following table summarizes the Pharmacy Services segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2022 vs 2021		Nine Months Ended September 30, 2022 vs 2021
In millions, except percentages	2022	2021	2022	2021	$	%	$	%
Revenues:
Products	$42,905	$38,739	$124,623	$112,816	$4,166	10.8%	$11,807	10.5%
Services	311	307	866	865	4	1.3%	1	0.1%
Total revenues	43,216	39,046	125,489	113,681	4,170	10.7%	11,808	10.4%
Cost of products sold	40,998	36,925	119,028	107,714	4,073	11.0%	11,314	10.5%
Operating expenses	382	391	1,219	1,080	(9)	(2.3)%	139	12.9%
Operating expenses as a % of total revenues	0.9%	1.0%	1.0%	1.0%
Operating income	$1,836	$1,730	$5,242	$4,887	$106	6.1%	$355	7.3%
Operating income as a % of total revenues	4.2%	4.4%	4.2%	4.3%
Adjusted operating income (1)	$1,877	$1,773	$5,368	$5,035	$104	5.9%	$333	6.6%
Adjusted operating income as a % of total revenues	4.3%	4.5%	4.3%	4.4%
Revenues (by distribution channel):
Pharmacy network (2)	$25,012	$23,665	$72,373	$68,476	$1,347	5.7%	$3,897	5.7%
Mail choice (3)	17,935	15,202	52,339	44,685	2,733	18.0%	7,654	17.1%
Other	269	179	777	520	90	50.3%	257	49.4%
Pharmacy claims processed: (4)
Total	584.9	564.4	1,736.2	1,662.5	20.5	3.6%	73.7	4.4%
Pharmacy network (2)	502.3	481.1	1,485.7	1,415.8	21.2	4.4%	69.9	4.9%
Mail choice (3)	82.6	83.3	250.5	246.7	(0.7)	(0.8)%	3.8	1.5%
Generic dispensing rate: (4)
Total	87.5%	87.1%	87.7%	87.3%
Pharmacy network (2)	87.8%	87.4%	88.1%	87.6%
Mail choice (3)	85.4%	85.5%	85.5%	85.6%
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

Commentary - Three Months Ended September 30, 2022 vs. 2021

Revenues
•Total revenues increased $4.2 billion, or 10.7%, to $43.2 billion in the three months ended September 30, 2022 compared to the prior year primarily driven by increased pharmacy claims volume, growth in specialty pharmacy and brand inflation, partially offset by continued client price improvements.

Operating expenses
•Operating expenses in the Pharmacy Services segment include selling, general and administrative expenses; depreciation and amortization expense; and expenses related to specialty retail pharmacies, which include administrative payroll, employee benefits and occupancy costs.
•Operating expenses as a percentage of total revenues remained relatively consistent at 0.9% and 1.0% in the three-month periods ended September 30, 2022 and 2021, respectively.

Adjusted operating income
•Adjusted operating income increased $104 million, or 5.9%, in the three months ended September 30, 2022 compared to the prior year. The increase in adjusted operating income was primarily driven by improved purchasing economics, including increased contributions from the products and services of the Company’s group purchasing organization, partially offset by continued client price improvements.
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
•The Company’s pharmacy network claims processed on a 30-day equivalent basis increased 4.4% in the three months ended September 30, 2022 compared to the prior year primarily driven by net new business and increased utilization, partially offset by a decrease in COVID-19 vaccinations.
•The Company’s mail choice claims processed on a 30-day equivalent basis remained relatively consistent in the three months ended September 30, 2022 compared to the prior year reflecting a decrease in mail utilization, largely offset by net new business.
•Excluding the impact of COVID-19 vaccinations, total pharmacy claims processed increased 4.5% on a 30-day equivalent basis for the three months ended September 30, 2022 compared to the prior year.

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
•The Pharmacy Services segment’s total generic dispensing rate increased to 87.5% in the three months ended September 30, 2022 compared to 87.1% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in brand prescriptions, largely attributable to decreased COVID-19 vaccinations in the three months ended September 30, 2022 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate was 88.1% and 88.4% in the three months ended September 30, 2022 and 2021, respectively.

Commentary - Nine Months Ended September 30, 2022 vs. 2021

Revenues
•Total revenues increased $11.8 billion, or 10.4%, to $125.5 billion in the nine months ended September 30, 2022 compared to the prior year primarily driven by increased pharmacy claims volume, growth in specialty pharmacy and brand inflation, partially offset by continued client price improvements.

Operating expenses
•Operating expenses increased $139 million, or 12.9%, in the nine months ended September 30, 2022 compared to the prior year primarily driven by restructuring and business integration costs in the nine months ended September 30, 2022 compared to the prior year.
•Operating expenses as a percentage of total revenues remained consistent at 1.0% in each of the nine-month periods ended September 30, 2022 and 2021.

Adjusted operating income
•Adjusted operating income increased $333 million, or 6.6%, in the nine months ended September 30, 2022 compared to the prior year. The increase in adjusted operating income was primarily driven by improved purchasing economics, including increased contributions from the products and services of the Company’s group purchasing organization. These increases were partially offset by continued client price improvements, decreased contributions from pharmacy and/or other administrative services for Covered Entities and restructuring and business integration costs in the nine months ended September 30, 2022 compared to the prior year.

Pharmacy claims processed
•The Company’s pharmacy network claims processed on a 30-day equivalent basis increased 4.9% in the nine months ended September 30, 2022 compared to the prior year primarily driven by net new business, increased utilization and the impact of a weaker cough, cold and flu season experienced in the prior year, partially offset by a decrease in COVID-19 vaccinations.
•The Company’s mail choice claims processed on a 30-day equivalent basis increased 1.5% in the nine months ended September 30, 2022 compared to the prior year primarily driven by net new business and the increased utilization of Maintenance Choice prescriptions.
•Excluding the impact of COVID-19 vaccinations, total pharmacy claims processed increased 5.2% on a 30-day equivalent basis for the nine months ended September 30, 2022 compared to the prior year.

Generic dispensing rate
•The Pharmacy Services segment’s total generic dispensing rate increased to 87.7% in the nine months ended September 30, 2022 compared to 87.3% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in brand prescriptions, largely attributable to decreased COVID-19 vaccinations in the nine months ended September 30, 2022 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate was 88.6% and 88.8% in the nine months ended September 30, 2022 and 2021, respectively.

Retail/LTC Segment

The following table summarizes the Retail/LTC segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2022 vs 2021		Nine Months Ended September 30, 2022 vs 2021
In millions, except percentages	2022	2021	2022	2021	$	%	$	%
Revenues:
Products	$26,115	$23,971	$76,248	$69,974	$2,144	8.9%	$6,274	9.0%
Services	601	1,054	2,206	3,007	(453)	(43.0)%	(801)	(26.6)%
Net investment income (loss)	(10)	(33)	(44)	13	23	69.7%	(57)	(438.5)%
Total revenues	26,706	24,992	78,410	72,994	1,714	6.9%	5,416	7.4%
Cost of products sold	20,272	18,381	58,591	53,375	1,891	10.3%	5,216	9.8%
Loss on assets held for sale	2,480	—	2,480	—	2,480	100.0%	2,480	100.0%
Goodwill impairment	—	431	—	431	(431)	(100.0)%	(431)	(100.0)%
Operating expenses	5,159	5,015	15,321	14,839	144	2.9%	482	3.2%
Operating expenses as a % of total revenues	19.3%	20.1%	19.5%	20.3%
Operating income (loss)	$(1,205)	$1,165	$2,018	$4,349	$(2,370)	(203.4)%	$(2,331)	(53.6)%
Operating income (loss) as a % of total revenues	(4.5)%	4.7%	2.6%	6.0%
Adjusted operating income (1)	$1,398	$1,723	$4,865	$5,166	$(325)	(18.9)%	$(301)	(5.8)%
Adjusted operating income as a % of total revenues	5.2%	6.9%	6.2%	7.1%
Revenues (by major goods/service lines):
Pharmacy	$20,759	$19,023	$60,308	$55,781	$1,736	9.1%	$4,527	8.1%
Front Store	5,581	5,359	16,630	15,255	222	4.1%	1,375	9.0%
Other	376	643	1,516	1,945	(267)	(41.5)%	(429)	(22.1)%
Net investment income (loss)	(10)	(33)	(44)	13	23	69.7%	(57)	(438.5)%
Prescriptions filled (2)	405.3	398.0	1,200.7	1,167.8	7.3	1.8%	32.9	2.8%
Same store sales increase: (3)
Total	9.9%	9.6%	9.5%	7.3%
Pharmacy	11.3%	8.8%	9.7%	8.4%
Front Store	5.1%	12.3%	9.0%	3.7%
Prescription volume (2)	3.8%	9.0%	4.3%	8.1%
Generic dispensing rate (2)	88.0%	86.6%	88.0%	86.6%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Retail/LTC segment operating income (loss) (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.
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

Commentary - Three Months Ended September 30, 2022 vs. 2021

Revenues
•Total revenues increased $1.7 billion, or 6.9%, to $26.7 billion in the three months ended September 30, 2022 compared to the prior year primarily driven by increased prescription and front store volume, including the sale of OTC test kits, as well as pharmacy drug mix and brand inflation. These increases were partially offset by decreased COVID-19 diagnostic testing and vaccinations, the impact of recent generic introductions and continued pharmacy reimbursement pressure.
•Pharmacy same store sales increased 11.3% in the three months ended September 30, 2022 compared to the prior year. The increase was primarily driven by the 3.8% increase in pharmacy same store prescription volume on a 30-day equivalent basis, pharmacy drug mix and brand inflation. These increases were partially offset by the impact of recent generic introductions and continued pharmacy reimbursement pressure.
•Front store same store sales increased 5.1% in the three months ended September 30, 2022 compared to the prior year. The increase was due to broad category strength primarily in consumer health, including the sale of COVID-19 OTC test kits, compared to the prior year in the three months ended September 30, 2022.
•Other revenues decreased $267 million in the three months ended September 30, 2022 compared to the prior year. The decrease was primarily due to decreased COVID-19 diagnostic testing in the three months ended September 30, 2022 compared to the prior year.

Loss on assets held for sale
•During the three months ended September 30, 2022, the Company recorded $2.5 billion of a loss on assets held for sale to write-down its LTC business. See Note 2 ‘‘Acquisition, Divestitures and Asset Sales’’ to the unaudited condensed consolidated financial statements for additional information.

Goodwill impairment
•During the three months ended September 30, 2021, the Company recorded a $431 million goodwill impairment charge related to an impairment of the remaining goodwill of the LTC reporting unit within the Retail/LTC segment.

Operating expenses
•Operating expenses in the Retail/LTC segment include store payroll, store employee benefits, store occupancy costs, selling expenses, advertising expenses, depreciation and amortization expense and certain administrative expenses.
•Operating expenses increased $144 million, or 2.9%, in the three months ended September 30, 2022 compared to the prior year. The increase was primarily due to incremental costs associated with increased volume and increased investments in the segment’s operations and capabilities, partially offset by lower expenses associated with COVID-19 vaccination administration compared to the prior year.
•Operating expenses as a percentage of total revenues decreased to 19.3% in the three months ended September 30, 2022 compared to 20.1% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues described above.

Adjusted operating income
•Adjusted operating income decreased $325 million, or 18.9% in the three months ended September 30, 2022 compared to the prior year. The decrease in adjusted operating income was primarily driven by decreased COVID-19 diagnostic testing and vaccinations, continued pharmacy reimbursement pressure, as well as increased investments in the segment’s operations and capabilities. These decreases were partially offset by the increased prescription and front store volume described above, improved generic drug purchasing and the favorable impact of business initiatives in the three months ended September 30, 2022.
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

•Prescriptions filled increased 1.8% on a 30-day equivalent basis in the three months ended September 30, 2022 compared to the prior year primarily driven by increased utilization, partially offset by a decrease in COVID-19 vaccinations. Excluding the impact of COVID-19 vaccinations, prescriptions filled increased 3.6% on a 30-day equivalent basis for the three months ended September 30, 2022 compared to the prior year.

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
•The Retail/LTC segment’s generic dispensing rate increased to 88.0% in the three months ended September 30, 2022 compared to 86.6% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in brand prescriptions, largely attributable to decreased COVID-19 vaccinations in the three months ended September 30, 2022 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate was 88.9% and 89.1% in the three months ended September 30, 2022 and 2021, respectively.

Commentary - Nine Months Ended September 30, 2022 vs. 2021

Revenues
•Total revenues increased $5.4 billion, or 7.4%, to $78.4 billion in the nine months ended September 30, 2022 compared to the prior year primarily driven by increased prescription and front store volume, including the sale of COVID-19 OTC test kits and the impact of a weaker cough, cold and flu season experienced in the prior year, as well as pharmacy drug mix and brand inflation. These increases were partially offset by decreased COVID-19 vaccinations and diagnostic testing, the impact of recent generic introductions and continued pharmacy reimbursement pressure.
•Pharmacy same store sales increased 9.7% in the nine months ended September 30, 2022 compared to the prior year. The increase was primarily driven by the 4.3% increase in pharmacy same store prescription volume on a 30-day equivalent basis, including the impact of a weaker cough, cold and flu season experienced in the prior year, pharmacy drug mix and brand inflation. These increases were partially offset by the impact of recent generic introductions and continued pharmacy reimbursement pressure.
•Front store same store sales increased 9.0% in the nine months ended September 30, 2022 compared to the prior year. The increase was primarily due to strength in consumer health, including the sale of COVID-19 OTC test kits and the impact of a weaker cough, cold and flu season experienced in the prior year, in the nine months ended September 30, 2022.
•Other revenues decreased $429 million in the nine months ended September 30, 2022 compared to the prior year. The decrease was primarily due to decreased COVID-19 diagnostic testing in the nine months ended September 30, 2022 compared to the prior year.

Loss on assets held for sale
•During the nine months ended September 30, 2022, the Company recorded $2.5 billion of a loss on assets held for sale to write-down its LTC business.

Goodwill impairment
•During the nine months ended September 30, 2021, the Company recorded a $431 million goodwill impairment charge related to an impairment of the remaining goodwill of the LTC reporting unit within the Retail/LTC segment.

Operating expenses
•Operating expenses increased $482 million, or 3.2%, in the nine months ended September 30, 2022 compared to the prior year. The increase was primarily due to incremental costs associated with increased volume, as well as increased investments in the segment’s operations and capabilities, partially offset by lower expenses associated with COVID-19 vaccination administration compared to the prior year.
•Operating expenses as a percentage of total revenues decreased to 19.5% in the nine months ended September 30, 2022 compared to 20.3% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues described above.

Adjusted operating income
•Adjusted operating income decreased $301 million, or 5.8% in the nine months ended September 30, 2022 compared to the prior year. The decrease in adjusted operating income was primarily driven by continued pharmacy reimbursement pressure, decreased COVID-19 diagnostic testing and vaccinations, as well as increased investments in the segment’s operations and capabilities. These decreases were partially offset by the increased prescription and front store volume described above, improved generic drug purchasing and the favorable impact of business initiatives in the nine months ended September 30, 2022.

Prescriptions filled
•Prescriptions filled increased 2.8% on a 30-day equivalent basis in the nine months ended September 30, 2022 compared to the prior year primarily driven by increased utilization and the impact of a weaker cough, cold and flu season experienced in the prior year, partially offset by a decrease in COVID-19 vaccinations. Excluding the impact of COVID-19 vaccinations, prescriptions filled increased 4.5% on a 30-day equivalent basis for the nine months ended September 30, 2022 compared to the prior year.

Generic dispensing rate
•The Retail/LTC segment’s generic dispensing rate increased to 88.0% in the nine months ended September 30, 2022 compared to 86.6% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in brand prescriptions, largely attributable to decreased COVID-19 vaccinations in the nine months ended September 30, 2022 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate was 89.5% and 89.4% in the nine months ended September 30, 2022 and 2021, respectively.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2022 vs 2021		Nine Months Ended September 30, 2022 vs 2021
In millions, except percentages	2022	2021	2022	2021	$	%	$	%
Revenues:
Premiums	$14	$25	$46	$58	$(11)	(44.0)%	$(12)	(20.7)%
Services	18	14	51	43	4	28.6%	8	18.6%
Net investment income	110	132	281	387	(22)	(16.7)%	(106)	(27.4)%
Total revenues	142	171	378	488	(29)	(17.0)%	(110)	(22.5)%
Cost of products sold	11	11	31	27	—	—%	4	14.8%
Benefit costs	53	69	274	168	(16)	(23.2)%	106	63.1%
Opioid litigation charges	5,220	—	5,704	—	5,220	100.0%	5,704	100.0%
Operating expenses	495	455	1,352	1,411	40	8.8%	(59)	(4.2)%
Operating loss	(5,637)	(364)	(6,983)	(1,118)	(5,273)	(1,448.6)%	(5,865)	(524.6)%
Adjusted operating loss (1)	(417)	(343)	(1,277)	(1,015)	(74)	(21.6)%	(262)	(25.8)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended September 30, 2022 vs. 2021

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues decreased $29 million, or 17.0%, to $142 million in the three months ended September 30, 2022 compared to the prior year primarily driven by lower net investment income from private equity investments, partially offset by higher average invested assets and favorable average investment yields compared to the prior year, and lower net realized capital gains in the three months ended September 30, 2022 compared to the prior year.

Opioid litigation charges
•During the three months ended September 30, 2022, the Company recorded $5.2 billion of opioid litigation charges. See Note 10 ‘‘Commitments and Contingencies’’ to the unaudited condensed consolidated financial statements for additional information.

Adjusted operating loss
•Adjusted operating loss increased $74 million in the three months ended September 30, 2022 compared to the prior year primarily driven by the decreases in net investment income described above.

Commentary - Nine Months Ended September 30, 2022 vs. 2021

Revenues
•Total revenues decreased $110 million, or 22.5%, to $378 million in the nine months ended September 30, 2022 compared to the prior year primarily driven by lower net investment income from private equity investments, partially offset by higher average invested assets and favorable average investment yields compared to the prior year, and lower net realized capital gains in the nine months ended September 30, 2022 compared to the prior year.

Opioid litigation charges
•During the nine months ended September 30, 2022, the Company recorded $5.7 billion of opioid litigation charges.

Adjusted operating loss
•Adjusted operating loss increased $262 million in the nine months ended September 30, 2022 compared to the prior year primarily driven by the decreases in net investment income described above and the strengthening of reserves in the Company’s long-term care insurance business.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of September 30, 2022, the Company had approximately $17.2 billion in cash and cash equivalents, approximately $7.9 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash during the nine months ended September 30, 2022 and 2021 was as follows:

	Nine Months Ended September 30,		Change
In millions, except percentages	2022	2021	$	%
Net cash provided by operating activities	$18,129	$14,260	$3,869	27.1%
Net cash used in investing activities	(4,928)	(3,821)	(1,107)	(29.0)%
Net cash used in financing activities	(8,329)	(8,442)	113	1.3%
Net increase in cash, cash equivalents and restricted cash	$4,872	$1,997	$2,875	144.0%

Commentary

•Net cash provided by operating activities increased by $3.9 billion in the nine months ended September 30, 2022 compared to the prior year. The increase was primarily due to the timing of payments, including the early receipt of the October CMS payment of $3.2 billion, partially offset by higher inventory purchases during the nine months ended September 30, 2022 compared to the prior year.
•Net cash used in investing activities increased by $1.1 billion in the nine months ended September 30, 2022 compared to the prior year primarily due to a reduction in restricted cash as a result of the sale of health savings account funds held on behalf of customers in conjunction with the sale of PayFlex, partially offset by lower net purchases of investments and the gross proceeds from the sale of PayFlex.
•Net cash used in financing activities decreased to $8.3 billion in the nine months ended September 30, 2022 compared to $8.4 billion in the prior year. The decrease in cash used in financing activities primarily related to lower net repayments of long-term debt during the nine months ended September 30, 2022 compared to the prior year, largely offset by share repurchases in the nine months ended September 30, 2022.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of September 30, 2022. In connection with its commercial paper program, the Company maintains a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2025, a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2026, and a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2027. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of September 30, 2022, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston
A subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of September 30, 2022 was approximately $925 million. As of September 30, 2022, there were no outstanding advances from the FHLBB.

Long-term Borrowings

In May 2022, the Company exercised the par call option on its outstanding 3.5% senior notes due July 2022 and redeemed for cash on hand the entire $1.5 billion aggregate principal amount.

In August 2022, the Company exercised the par call option on its outstanding 2.75% senior notes due November 2022 (issued by Aetna Inc.) and redeemed for cash on hand the entire $1.0 billion aggregate principal amount.

In September 2022, the Company exercised the par call options on its outstanding 2.75% senior notes due December 2022 and 4.75% senior notes due December 2022 (including notes issued by Omnicare, Inc.) and redeemed for cash on hand the entire $1.25 billion and $399 million aggregate principal amounts, respectively.

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of September 30, 2022, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of September 30, 2022, the Company’s long-term debt was rated “Baa2” by Moody’s Investor Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Stable” by Moody’s and “Positive” by S&P. In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Program

The following share repurchase program has been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of September 30, 2022
December 9, 2021 (“2021 Repurchase Program”)	$10.0	$8.0

The 2021 Repurchase Program permits the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase (“ASR”) transactions, and/or other derivative transactions. The 2021 Repurchase Program can be modified or terminated by the Board at any time.

During the nine months ended September 30, 2022, the Company repurchased approximately 19.1 million shares of common stock for approximately $2.0 billion pursuant to the 2021 Repurchase Program, including share repurchases under the ASR transaction described below. During the nine months ended September 30, 2021, the Company did not repurchase any shares of its common stock.

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

Recoverability of Goodwill

During the third quarter of 2022, the Company performed its required annual impairment test of goodwill. The results of the impairment tests indicated that there was no impairment of goodwill as of the testing date. The fair values of the reporting units with goodwill exceeded their carrying values by significant margins.

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

The Company had experienced declines in its Commercial Insured medical membership subsequent to the closing date of the Aetna Acquisition in November 2018. In 2022, the Company has grown its Commercial Insured medical membership, excluding the impact of the divestiture of the Thailand business described in Note 2 ‘‘Acquisition, Divestitures and Asset Sales’’ to the unaudited condensed consolidated financial statements. Adverse economic conditions may impact medical membership in the Commercial business due to reductions in workforce at existing customers. The Company’s fair value estimate is sensitive to significant assumptions including changes in medical membership, revenue growth rate, operating income and the discount rate. The Company believes the financial projections used to determine the fair value of the Commercial Business reporting unit in the third quarter of 2022 were reasonable and achievable. As of September 30, 2022, the goodwill balance in the Commercial Business reporting unit was $25.9 billion.

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

Form 10-Q Table of Contents

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

Certain risks and uncertainties related to CVS Health’s proposed acquisition of Signify Health include, but are not limited to, the occurrence of any event, change or other circumstance that could give rise to the right of CVS Health or Signify Health or both of them to terminate the merger agreement, including circumstances requiring a party to pay the other party a termination fee pursuant to the merger agreement; failure to obtain applicable regulatory approval in a timely manner or otherwise; the risk that the acquisition may not close in the anticipated timeframe or at all due to one or more of the other closing conditions to the transaction not being satisfied or waived; risks related to the ability of CVS Health to successfully integrate the businesses and achieve the expected synergies and operating efficiencies within the expected timeframes or at all and the possibility that such integration may be more difficult, time consuming or costly than expected; risks related to disruption of management time from ongoing business operations due to the proposed transaction; the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of CVS Health’s common stock, credit ratings or operating results; the risk that the proposed transaction and its announcement could have an adverse effect on the ability of CVS Health to retain customers and maintain relationships with each of its business partners, suppliers and customers and on its operating results and businesses generally; the risk of litigation and/or regulatory actions related to the proposed acquisition; and other business effects, including the effects of industry, market, economic, political or regulatory conditions.

Certain additional risks and uncertainties and other factors are described under “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and under “Risk Factors” included in Part II, Item 1A of this report; these are not the only risks and uncertainties we face. There can be no assurance that the Company has identified all the risks that affect it. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial also may adversely affect the Company’s businesses. If any of those risks or uncertainties develops into actual events, those events or circumstances could have a material adverse effect on the Company’s businesses, operating results, cash flows, financial condition and/or stock price, among other effects.

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

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of September 30, 2022, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended September 30, 2022, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase program authorized by CVS Health Corporation’s Board of Directors on December 9, 2021. See Note 7 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 through July 31, 2022	—	$—	—	$8,000,000,137
August 1, 2022 through August 31, 2022	—	$—	—	$8,000,000,137
September 1, 2022 through September 30, 2022	—	$—	—	$8,000,000,137
	—		—

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

2.1
Agreement and Plan of Merger, dated as of September 2, 2022, by and among CVS Pharmacy, Inc., Noah Merger Sub, Inc. and Signify Health, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 6, 2022).

10	Material Contracts

10.1
Voting Agreement, dated as of September 2, 2022, by and among CVS Pharmacy, Inc. and certain stockholders of Signify Health, Inc. party thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 6, 2022).

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated November 2, 2022 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	November 2, 2022	By:	/s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President and Chief Financial Officer