Form 10-K
period 2022-12-31
CVS HEALTH Corp
filed 2023-02-08
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
        (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large accelerated filer ☒	Accelerated filer			☐
Non-accelerated filer ☐	Smaller reporting company			☐
	Emerging growth company			☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.				☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements	☐	Yes	☒	No
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b).	☐	Yes	☒	No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☒	No
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $121,258,020,752 as of June 30, 2022, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.
As of February 1, 2023, the registrant had 1,284,111,667 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following materials are incorporated by reference into this Form 10-K:
Information contained in the definitive proxy statement for CVS Health Corporation’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

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

Certain information contained in this 10-K is forward-looking within the meaning of the Reform Act or SEC rules. This information includes, but is not limited to: “Outlook for 2023” of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in Item 7, “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A, “Government Regulation” included in Item 1, and “Risk Factors” included in Item 1A. In addition, throughout this 10-K and our other reports and communications, we use the following words or variations or negatives of these words and similar expressions when we intend to identify forward-looking statements:

·	Anticipates	·	Believes	·	Can	·	Continue	·	Could
·	Estimates	·	Evaluate	·	Expects	·	Explore	·	Forecast
·	Guidance	·	Intends	·	Likely	·	May	·	Might
·	Outlook	·	Plans	·	Potential	·	Predict	·	Probable
·	Projects	·	Seeks	·	Should	·	View	·	Will

All statements addressing the future operating performance of CVS Health or any segment or any subsidiary and/or future events or developments, including statements relating to the impact of coronavirus disease 2019 (“COVID-19”) and any new variants or viruses on the Company’s businesses, investment portfolio, operating results, cash flows and/or financial condition, statements relating to corporate strategy, statements relating to future revenue, operating income or adjusted operating income, earnings per share or adjusted earnings per share, Health Care Benefits segment business, sales results and/or trends, medical cost trends, medical membership, Medicare Part D membership, medical benefit ratios and/or operations, Pharmacy Services segment business, sales results and/or trends and/or operations, Retail/LTC segment business, sales results and/or trends and/or operations, incremental investment spending, interest expense, effective tax rate, weighted-average share count, cash flow from operations, net capital expenditures, cash available for debt repayment, statements related to possible, proposed or pending acquisitions, joint ventures, investments or combinations that involve, among other things, the timing or likelihood of receipt of regulatory approvals, the timing of completion, integration synergies, net synergies and integration risks and other costs, including those related to CVS Health’s proposed acquisition of Oak Street Health, Inc. (“Oak Street Health”) and pending acquisition of Signify Health, Inc. (“Signify Health”), enterprise modernization, transformation, leverage ratio, cash available for enhancing shareholder value, inventory reduction, turn rate and/or loss rate, debt ratings, the Company’s ability to attract or retain customers and clients, store development and/or relocations, new product development, and the impact of industry and regulatory developments, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

PART I

Item 1. Business.

Overview

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading diversified health solutions company reshaping health care to help make healthier happen for more Americans. In an increasingly connected and digital world, CVS Health is meeting people wherever they are and changing health care to meet their needs. The Company has more than 9,000 retail locations, more than 1,100 walk-in medical clinics, a leading pharmacy benefits manager with over 110 million plan members with expanding specialty pharmacy solutions and a dedicated senior pharmacy care business serving more than one million patients per year. The Company also serves an estimated 35 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its integrated health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

The Company has four reportable segments: Health Care Benefits, Pharmacy Services, Retail/LTC and Corporate/Other.

Business Strategy

The Company seeks to reimagine the consumer healthcare experience to make it easier and more affordable to live a healthier life. This means delivering solutions that are more personalized, simpler to use, and increasingly digital so that consumers can receive care when, where and how they desire. CVS Health is also shifting from transaction-based care to addressing holistic health – physical, emotional, social, economic – which will lead to higher quality care and lower medical costs. The Company is a leader in key segments of health care through its foundational businesses and is seeking to create new sources of value by expanding into next generation care delivery and health services, with a goal of improving satisfaction levels for both providers and consumers. The Company believes its consumer-centric strategy will drive sustainable long-term growth and deliver value for all stakeholders.

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

The Company offered COVID-19 diagnostic testing at more than 4,700 CVS pharmacy locations, at community-based testing sites in underserved areas and through its Return ReadySM solution as of December 31, 2022. During 2021, the Company also began selling over-the-counter (“OTC”) test kits in its retail locations and online. The Company began administering COVID-19 vaccinations in long-term care facilities and in certain of its retail pharmacies during December 2020 and February 2021, respectively, and began the administration of COVID-19 boosters and pediatric vaccines during the fourth quarter of 2021. The Company offered COVID-19 vaccinations at more than 9,000 CVS pharmacy locations as of December 31, 2022. During the year ended December 31, 2022, the Company administered more than 15 million COVID-19 tests and nearly 28 million COVID-19 vaccines and sold more than 63 million OTC test kits. The Company expects to continue to play a significant role in COVID-19 testing and vaccine administration in the future, while maintaining a strong commitment to testing and vaccine equity by optimizing site locations and targeting outreach initiatives to reach vulnerable populations.

The impact of COVID-19 on the Company’s businesses, operating results, cash flows and financial condition in the years ended December 31, 2022, 2021 and 2020, as well as information regarding certain expected impacts of COVID-19 on the Company, is discussed throughout this 10-K.

Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers, serving an estimated 35 million people as of December 31, 2022. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services, and health information technology (“HIT”) products and services. The Health Care Benefits segment also provided workers’ compensation administrative services through its Coventry Health Care Workers’ Compensation business (“Workers’ Compensation business”) prior to the sale of this business on July 31, 2020. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.

Health Care Benefits Products and Services

The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk of medical and dental care costs) as “ASC.” Health Care Benefits products and services consist of the following:

•Commercial Medical: The Health Care Benefits segment offers point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit (“Indemnity”) plans. Commercial medical products also include health savings accounts (“HSAs”) and consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs). With the launch of Aetna Virtual Primary CareTM in 2021, eligible members now have access to health services remotely, paired with access to in-person visits with providers in the Company’s network, including at MinuteClinic® locations. Principal products and services are targeted specifically to large multi-site national, mid-sized and small employers, individual insureds and expatriates. The Company offers medical stop loss insurance coverage for certain employers who elect to self-insure their health benefits. Under medical stop loss insurance products, the Company assumes risk for costs associated with large individual claims and/or aggregate loss experience within an employer’s plan above a pre-set annual threshold. The segment also has a portfolio of additional health products and services that complement its medical products such as dental plans, behavioral health and employee assistance products, provider network access and vision products.
•Government Medical: In select geographies, the Health Care Benefits segment offers Medicare Advantage plans, Medicare Supplement plans and prescription drug coverage for Medicare beneficiaries; participates in Medicaid and subsidized Children’s Health Insurance Programs (“CHIP”); and participates in demonstration projects for members who are eligible for both Medicare and Medicaid (“Duals”). These Government Medical products are further described below:
•Medicare Advantage: Through annual contracts with the U.S. Centers for Medicare & Medicaid Services (“CMS”), the Company offers HMO and PPO products for eligible individuals in certain geographic areas through the Medicare Advantage program. Members typically receive enhanced benefits over traditional fee-for-service Medicare coverage (“Original Medicare”), including reduced cost-sharing for preventive care, vision and other services. The Company offered network-based HMO and/or PPO plans in 46 states and Washington, D.C. in 2022. For certain qualifying employer groups, the Company offers Medicare PPO products nationally. When combined with the Company’s PDP product, these national PPO plans form an integrated national Insured Medicare product for employers that provides medical and pharmacy benefits.
•Medicare PDP: The Company is a national provider of drug benefits under the Medicare Part D prescription drug program. All Medicare eligible individuals are eligible to participate in this voluntary prescription drug plan. Members typically receive coverage for certain prescription drugs, usually subject to a deductible, co-insurance and/or co-payment. The Company offered PDP plans in all 50 states and Washington, D.C. in 2022.
•Medicare Supplement: For certain Medicare eligible members, the Company offers supplemental coverage for certain health care costs not covered by Original Medicare. The products included in the Medicare Supplement portfolio help to cover some of the gaps in Original Medicare, and include coverage for Medicare deductibles and coinsurance amounts. The Company offered a wide selection of Medicare Supplement products in 49 states and Washington, D.C. in 2022.
•Medicaid and CHIP: The Company offers health care management services to individuals eligible for Medicaid and CHIP under multi-year contracts with government agencies in various states that are subject to annual appropriations. CHIP are state-subsidized insurance programs that provide benefits for families with uninsured children. The Company offered these services on an Insured or ASC basis in 16 states in 2022.
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

Health Care Benefits Provider Networks

The Company contracts with physicians, hospitals and other providers for services they provide to the Company’s members. The Company uses a variety of techniques designed to help encourage appropriate utilization of medical services (“utilization”) and maintain affordability of quality coverage. In addition to contracts with providers for negotiated rates of reimbursement, these techniques include creating risk sharing arrangements that align economic incentives with providers, the development and implementation of guidelines for the appropriate utilization and the provision of data to providers to enable them to improve health care quality. At December 31, 2022, the Company’s underlying nationwide provider network had approximately 1.6 million participating providers. Other providers in the Company’s provider networks also include laboratory, imaging, urgent care and other freestanding health facilities.

Health Care Benefits Quality Assessment

CMS uses a 5-star rating system to monitor Medicare health care and drug plans and ensure that they meet CMS’s quality standards. CMS uses this rating system to provide Medicare beneficiaries with a tool that they can use to compare the overall quality of care and level of customer service of companies that provide Medicare health care and drug plans. The rating system considers a variety of measures adopted by CMS, including quality of preventative services, chronic illness management and overall customer satisfaction. See “Health Care Benefits Pricing” below in this Item 1 for further discussion of star ratings. The Company seeks Health Plan accreditation for Aetna Inc. (“Aetna”) HMO plans from the National Committee for Quality Assurance (“NCQA”), a private, not-for-profit organization that evaluates, accredits and certifies a wide range of health care organizations. Health care plans seeking accreditation must pass a rigorous, comprehensive review and must annually report on their performance.

Aetna Life Insurance Company (“ALIC”), a wholly-owned subsidiary of the Company, has received nationwide NCQA PPO Health Plan accreditation. As of December 31, 2022, all of the Company’s Commercial HMO and all of ALIC’s PPO members who were eligible participated in HMOs or PPOs that are accredited by the NCQA.

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

Health Care Benefits Customers

Medical membership is dispersed throughout the United States, and the Company also serves medical members in certain countries outside the United States. The Company offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, many of which are available nationwide. Depending on the product, the Company markets to a range of customers, including employer groups, individuals, college students, part-time and hourly workers, health plans, providers, governmental units, government-sponsored plans, labor groups and expatriates. For additional information on medical membership, see “Health Care Benefits Segment” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) included in Item 7 of this 10-K.

The Company markets both Commercial Insured and ASC products and services primarily to employers that sponsor the Company’s products for the benefit of their employees and their employees’ dependents. Frequently, larger employers offer employees a choice among coverage options from which the employee makes his or her selection during a designated annual open enrollment period. Typically, employers pay all of the monthly premiums to the Company and, through payroll deductions, obtain reimbursement from employees for a percentage of the premiums that is determined by each employer. Some Health Care Benefits products are sold directly to employees of employer groups on a fully employee-funded basis. In some cases, the Company bills the covered individual directly. In addition, effective January 2022, the Company entered the individual public health insurance exchanges (“Public Exchanges”) in eight states through which it sells Insured plans directly to individual consumers. The Company entered Public Exchanges in four additional states effective January 2023.

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

The U.S. federal government is a significant customer of the Health Care Benefits segment through contracts with CMS for coverage of Medicare-eligible individuals and federal employee-related benefit programs. Other than the contracts with CMS, the Health Care Benefits segment is not dependent upon a single customer or a few customers the loss of which would have a significant effect on the earnings of the segment. The loss of business from any one or a few independent brokers or agents would not have a material adverse effect on the earnings of the Health Care Benefits segment. In 2022, 2021 and 2020, Health Care Benefits segment revenues from the federal government accounted for 14%, 14% and 13%, respectively, of the Company’s consolidated total revenues. Contracts with CMS for coverage of Medicare-eligible individuals in the Health Care Benefits segment accounted for approximately 74%, 79% and 78%, respectively, of the Company’s consolidated revenues from the federal government in 2022, 2021 and 2020.

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

The Company has Medicare Advantage and PDP contracts with CMS to provide HMO, PPO and prescription drug coverage to Medicare beneficiaries in certain geographic areas. Under these annual contracts, CMS pays the Company a fixed per member (or “capitation”) payment and/or a portion of the premium, both of which are based on membership and adjusted for demographic and health risk factors. CMS also considers inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs in the calculation of the fixed capitation payment or premium. PDP contracts also provide a risk-sharing arrangement with CMS to limit the Company’s exposure to unfavorable expenses or benefit from favorable expenses. Amounts payable to the Company under the Medicare arrangements are subject to annual revision by CMS, and the Company elects to participate in each Medicare service area or region on an annual basis. Premiums paid to the Company for Medicare products are subject to federal government reviews and audits, which can result, and have resulted, in retroactive and prospective premium adjustments and refunds to the government and/or members. In addition to payments received from CMS, some Medicare Advantage products and all PDP products require a supplemental premium to be paid by the member or sponsoring employer. In some cases, these supplemental premiums are adjusted based on the member’s income and asset levels. Compared to Commercial Medical products, Medicare contracts generate higher per member per month revenues and higher health care and other benefit costs.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of 4 or higher (out of 5) to qualify for bonus payments. CMS released the Company’s 2023 star ratings in October 2022. The Company’s 2023 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2024. Based on the Company’s membership at December 31, 2022, 21% of the Company’s Medicare Advantage members were in plans with 2023 star ratings of at least 4.0 stars, compared to 87% of the Company’s Medicare Advantage members being in plans with 2022 star ratings of at least 4.0 stars based on the Company’s membership at December 31, 2021. Refer to “Medicare Star Ratings” within the “Government Regulation” section of this Item 1 for further discussion of the decrease in the Company’s star ratings.

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

During the year ended December 31, 2022, the impact of COVID-19 within the Health Care Benefits segment has generally stabilized as a result of the Company’s ability to capture COVID-19 related medical costs in pricing, and the segment has experienced a return to a more normal seasonality pattern, as described above.

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

Health Care Benefits Competition

The health care benefits industry is highly competitive, primarily due to a large number of for-profit and not-for-profit competitors, competitors’ marketing and pricing and a proliferation of competing products, including new products that are continually being introduced into the marketplace. New entrants into the marketplace, as well as consolidation within the industry, have contributed to and are expected to intensify the competitive environment. In addition, the rapid pace of change as the industry evolves towards a consumer-focused retail marketplace, including Insurance Exchanges, and the increased use of technology to interact with members, providers and customers, increase the risks the Company faces from new entrants and disruptive actions by existing competitors compared to prior periods.

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

Insured products compete with local and regional health care benefits plans, health care benefits and other plans sponsored by other large commercial health care benefit insurance companies, health system owned health plans, new entrants into the marketplace and numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association. The largest competitor in Medicare products is Original Medicare. Additional Health Care Benefits segment competitors include other types of medical and dental provider organizations, various specialty service providers (including pharmacy benefit management (“PBM”) services providers), health care consultants, financial services companies, integrated health care delivery organizations (networks of providers who also coordinate administrative services for and assume insurance risk of their members), third party administrators (“TPAs”), HIT companies and, for certain plans, programs sponsored by the federal or state governments. Emerging competitors include start up health care benefits plans, technology companies, provider-owned health plans, new joint ventures (including not-for-profit joint ventures among firms from multiple industries), financial services firms that are distributing competing products on their proprietary Private Exchanges, and consulting firms that are distributing competing products on their proprietary Private Exchanges, as well as non-

traditional distributors such as retail companies. The Company’s ability to increase the number of persons enrolled in Insured Commercial Medical products also is affected by the desire and ability of employers to self-fund their health coverage.

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

Pharmacy Services Segment

The Pharmacy Services segment provides a full range of PBM solutions, including plan design offerings and administration, formulary management, retail pharmacy network management services and mail order pharmacy. In addition, through the Pharmacy Services segment, the Company provides specialty pharmacy and infusion services, clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants. The Company also provides various administrative, management and reporting services to pharmaceutical manufacturers. The Pharmacy Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care (“Managed Medicaid”) plans, plans offered on Insurance Exchanges and other sponsors of health benefit plans throughout the United States and Covered Entities. The Pharmacy Services segment operates retail specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies, compounding pharmacies and branches for infusion and enteral nutrition services. During the year ended December 31, 2022, the Company’s PBM filled or managed 2.3 billion prescriptions on a 30-day equivalent basis.

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

Retail Pharmacy Network Management Services
The Company maintains a national network of approximately 66,000 retail pharmacies, consisting of approximately 40,000 chain pharmacies (which include CVS pharmacy locations) and approximately 26,000 independent pharmacies, in the United States, including Puerto Rico, the District of Columbia, Guam and the U.S. Virgin Islands. When a customer fills a prescription in a retail pharmacy, the pharmacy sends prescription data electronically to the Company from the point-of-sale. This data interfaces with the Company’s proprietary prescription management systems, which verify relevant plan member data and eligibility, while also performing a drug utilization review to help evaluate clinical appropriateness and safety and confirming that the pharmacy will receive payment for the prescription.

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

Pharmacy Services Information Systems

The Pharmacy Services segment’s claim adjudication platform incorporates architecture that centralizes the data generated from filling mail order prescriptions, adjudicating retail pharmacy claims and delivering other solutions to PBM clients. The Health Engagement Engine® technology and proprietary clinical algorithms help connect various parts of the enterprise and serve an essential role in cost management and health improvement, leveraging cloud-native technologies and practices. This capability transforms pharmacy data into actionable interventions at key points of care, including in retail, mail and specialty pharmacies as well as in customer care call center operations, leveraging our enterprise data platform to improve the quality of care. The technology leverages assisted artificial intelligence to deliver insights to the business and bring automation to otherwise manual tasks. Specialty services also connects with our claim adjudication platform and various health plan adjudication platforms with a centralized architecture servicing many clients and members. Operating services, such as Specialty Expedite®, provide an interconnected onboarding solution for specialty medications and branding solutions ranging from fulfillment to total patient management. These services are managed through our new innovative specialty workflow and web platform.

Pharmacy Services Clients

The Company’s Pharmacy Services clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Managed Medicaid plans, plans offered on Insurance Exchanges, other sponsors of health benefit plans throughout the United States and Covered Entities. Pharmaceuticals are provided to eligible members in benefit plans maintained by clients and utilize the Company’s information systems, among other things, to help perform safety checks, drug interaction screening and identify opportunities for generic substitution. Substantially all of the Pharmacy Services segment’s revenues are generated from dispensing and managing prescription drugs to eligible members in benefit plans maintained by clients.

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

Retail/LTC Segment

The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, COVID-19 and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of December 31, 2022, the Retail/LTC segment operated more than 9,000 retail locations, more than 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies. During the year ended December 31, 2022, the Retail/LTC segment filled 1.6 billion prescriptions on a 30-day equivalent basis. For the year ended December 31, 2022, the Company dispensed approximately 26.8% of the total retail pharmacy prescriptions in the United States.

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

Retail/LTC revenues by major product group are as follows:

	Percentage of Revenues
	2022	2021	2020
Pharmacy (1)	76.9%	76.0%	76.9%
Front store and other (2)	23.1%	24.0%	23.1%
	100.0%	100.0%	100.0%
_____________________________________________
(1)Pharmacy includes LTC sales and sales in pharmacies within Target Corporation (“Target”) and other retail stores.
(2)“Other” represents less than 12% of the “Front store and other” revenue category in all periods presented.

Pharmacy
Pharmacy revenues represented approximately three-fourths of Retail/LTC segment revenues in each of 2022, 2021 and 2020. The Company believes that retail pharmacy operations will continue to represent a critical part of the Company’s business due to industry demographics, e.g., an aging American population consuming a greater number of prescription drugs, prescription drugs being used more often as the first line of defense for managing illness, the introduction of new pharmaceutical products, the need for vaccinations, including the COVID-19 vaccination, and Medicare Part D growth. The Company believes the retail pharmacy business benefits from investment in both people and technology, as well as innovative collaborations with health plans, PBMs and providers. Given the nature of prescriptions, consumers want their prescriptions filled accurately by professional pharmacists using the latest tools and technology, and ready when promised. Consumers also need medication management programs and better information to help them get the most out of their health care dollars. To assist consumers with these needs, the Company has introduced integrated pharmacy health care services that provide an earlier, easier and more effective approach to engaging consumers in behaviors that can help lower costs, improve health and save lives.

Front Store
Front store revenues reflect the Company’s strategy of innovating with new and unique products and services, using innovative personalized marketing and adjusting the mix of merchandise to match customers’ needs and preferences. A key component of the front store strategy is the ExtraCare® card program, which is one of the largest and most successful retail loyalty programs in the United States. The ExtraCare program allows the Company to balance marketing efforts so it can reward its best customers by providing them with automatic sale prices, customized coupons, ExtraBucks® rewards and other benefits. The Company also offers a subscription-based membership program, CarePass®, under which members are entitled to a suite of benefits delivered over the course of the subscription period, as well as a promotional reward that can be redeemed for future goods and services. The Company continues to launch and enhance new and exclusive brands to create unmatched offerings in beauty products and deliver other unique product offerings, including a full range of high-quality proprietary brand products that are only available through CVS stores. The Company currently carries approximately 5,500 proprietary brand products, which accounted for approximately 21% of front store revenues during 2022.

MinuteClinic
As of December 31, 2022, the Company operated more than 1,100 MinuteClinic locations in the United States. The clinics are staffed by nurse practitioners and physician assistants who utilize nationally established guidelines to deliver a variety of health care services. Payors value these clinics because they provide convenient, high-quality, cost-effective care, in many cases offering an attractive alternative to more expensive sites of care. MinuteClinic also offers virtual care services to connect customers with licensed providers to provide access to health services remotely. MinuteClinic is collaborating with the Health Care Benefits and Pharmacy Services segments to help meet the needs of the Company’s health plan and client plan members by offering programs that can improve member health and lower costs. MinuteClinic also maintains relationships with leading hospitals, clinics and physicians in the communities we serve to support and enhance quality, access and continuity of care.

On-site Pharmacies
The Company also operates a limited number of pharmacies located at client sites, which provide certain health plan members and customers with a convenient alternative for filling their prescriptions and receiving vaccinations, including the COVID-19 vaccination.

Medical Diagnostic Testing
The Company offers medical diagnostic testing primarily through its testing sites located at CVS pharmacy locations, in its MinuteClinic locations, at community-based testing sites in underserved areas and through its Return Ready solution.

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

Community Location Development

CVS Health’s community health destinations are an integral part of its ability to meet the needs of consumers and maintain its leadership position in the changing health care landscape. When paired with its rapidly expanding digital presence, the Company’s physical presence in thousands of communities across the country represents a competitive advantage by allowing it to develop deep and trusted relationships through everyday engagement in consumer health. The Company’s community health destinations have played, and will continue to play, a key role in the Company’s continued growth and success. During 2022, the Company opened approximately 40 new locations, relocated 4 locations and closed approximately 300 locations.

The Company’s continuous assessment of its national footprint is an essential component of competing effectively in the current health care environment. On an ongoing basis, the Company evaluates changes in population, consumer buying patterns and future health needs to assess the ability of its existing stores and locations to meet the needs of its consumers and the business. During the fourth quarter of 2021, the Company completed a strategic review of its retail business and announced its plans to reduce store density in certain locations through the closure of approximately 900 retail stores between 2022 and 2024. As of December, 31, 2022, the Company has closed approximately 300 retail stores in connection with this strategic review.

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

Through the collaboration of its digital and technical teams, the Company has established critical tools which enable patients to schedule diagnostic testing and vaccination appointments through CVS.com and MinuteClinic.com. Key elements of the offerings include landing pages which highlight services and answer common questions, screening capabilities to determine patient eligibility, service location locator and appointment selection tools to efficiently identify the requested service on a specified date, time, and location and registration pages to collect required patient information, accelerating the administration of the test or vaccine once at the store. Once scheduled, the tools provide the user with instructions and notifications including SMS text message and email reminders, and, following administration, also provide digital results for tests and records for vaccinations, enabling patients to view and save their medical records for convenient access at a later point.

Retail/LTC Customers

The success of the Retail/LTC segment’s businesses is dependent upon the Company’s ability to establish and maintain contractual relationships with pharmacy benefit managers and other payors on acceptable terms. Substantially all of the Retail/LTC segment’s pharmacy revenues are derived from pharmacy benefit managers, managed care organizations (“MCOs”), government funded health care programs, commercial employers and other third-party payors. No single Retail/LTC payor accounted for 10% or more of the Company’s consolidated total revenues in 2022, 2021 or 2020.

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

During the year ended December 31, 2022, the customary quarterly operating income progression in the Retail/LTC segment continued to be impacted by COVID-19. During the first quarter, the Company saw high volumes of administration of COVID-19 vaccinations, as well as demand for OTC test kits in the front store, particularly in the beginning of the year when the Omicron variant incidence was high. In addition, the Company administered the highest quarterly volume of COVID-19 diagnostic tests of 2022 during the first quarter, however a decline compared to the prior year. During the second and third quarters, the Company continued to generate earnings from the sale of OTC test kits, as customers performed more in-home testing versus diagnostic testing, in addition to earnings from the continued administration of COVID-19 diagnostic testing and vaccinations, albeit at lower levels than those experienced in the first quarter. During the fourth quarter, the Company saw an increase in COVID-19 vaccine administration from the prior quarter related to the bivalent COVID-19 booster.

During the year ended December 31, 2021, the customary quarterly operating income progression was impacted by COVID-19. During the first quarter, the Company experienced reduced customer traffic in its retail pharmacies, which reflected the impact of a weaker cough, cold and flu season, while it administered the highest quarterly volume of COVID-19 diagnostic tests. During the second quarter, the segment generated earnings from COVID-19 vaccinations and saw improved customer traffic as vaccinated customers began more actively shopping in CVS locations. During the third and fourth quarters, emerging new variants drove the continued administration of COVID-19 vaccinations (including booster shots) and diagnostic testing, while the segment also generated earnings from the sale of OTC test kits in the front store.

During the year ended December 31, 2020, the customary quarterly operating income progression was impacted by COVID-19. During March 2020, the Company experienced increased prescription volume due to the greater use of 90-day prescriptions and early refills of maintenance medications, as well as increased front store volume as consumers prepared for the COVID-19 pandemic. Beginning in the second quarter and continuing throughout the remainder of the year, the Company experienced reduced customer traffic in its retail pharmacies and MinuteClinic locations due to shelter-in-place orders as well as reduced new therapy prescriptions and decreased long-term care prescription volume as a result of the COVID-19 pandemic. Beginning in the third quarter, the Company saw an increase in diagnostic testing related to the COVID-19 pandemic and in December 2020, the Company began administering COVID-19 vaccinations in long-term care facilities.

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

Working Capital Practices

The Company funds the growth of its businesses through a combination of cash flow from operations, commercial paper and other short-term borrowings, as well as long-term borrowings. For additional information on the Company’s working capital practices, see “Liquidity and Capital Resources” in the MD&A included in Item 7 of this 10-K. Employer groups, individuals, college students, part-time and hourly workers, health plans, providers, governmental units, government-sponsored plans (with the exception of Medicare Part D services, which are described below), labor groups and expatriates, which represent the vast majority of Health Care Benefits segment revenues, typically settle in less than 30 days. As a provider of Medicare Part D services, the Company contracts annually with CMS. Utilization of services each plan year results in the accumulation of either a receivable from or a payable to CMS. The timing of settlement of the receivable or payable with CMS takes several quarters, which impacts working capital from year to year. The majority of the Retail/LTC segment non-pharmacy revenues are paid in cash, or with debit or credit cards. Managed care organizations, pharmacy benefit managers, government funded health care programs, commercial employers and other third party insurance programs, which represent the vast majority of the Company’s consolidated pharmacy revenues, typically settle in less than 30 days. The remainder of the Company’s consolidated pharmacy revenues are paid in cash, or with debit or credit cards.

Human Capital

Overview

At CVS Health, we share a single, clear purpose: bringing our heart to every moment of your health. We devote significant time and attention to the attraction, development and retention of talent to deliver high levels of service to our customers. Our commitment to them includes a competitive rewards package and programs that support our diverse range of colleagues in rewarding and fulfilling careers. As of December 31, 2022, we employed over 300,000 colleagues primarily in the United States including in all 50 states, the District of Columbia and Puerto Rico, approximately 73% of whom were full-time.

We believe engaged colleagues produce stronger business results and are more likely to build a career with the Company. Each year we conduct an internal engagement survey that provides colleagues with an opportunity to share their opinions and experiences with respect to their role, their team and the enterprise to help CVS Health Corporation’s Board of Directors (the “Board”) and our management identify areas where we can improve colleague experience. The survey covers a broad range of topics including development and opportunities, diversity management, recognition, performance, well-being, compliance and continuous improvement. In 2022, greater than 80% of our colleagues participated in the engagement survey, of which greater than 75% responded that they were actively engaged.

The Board, our Chief Executive Officer (“CEO”) and our Chief People Officer provide oversight of our human capital strategy, which consists of the following categories: total rewards; diversity, equity and inclusion; colleague development; and health and safety.

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

In recognition of the critical role that the attraction and retention of talent plays in the success of our business, during 2021, we also announced a significant investment in our employees through an increase in the Company’s minimum hourly wage to $15.00 an hour effective July 2022, with incremental increases to the Company’s competitive hourly rates beginning in August 2021. The new wage structure also incorporates additional increases beyond the $15.00 minimum, with higher starting hourly rates for roles such as pharmacy technicians and call center representatives. In addition, during 2021 we awarded incremental bonuses to select colleague groups in recognition of their ongoing contributions throughout the COVID-19 pandemic, the most significant of which included bonuses to our pharmacist and distribution center colleagues. In 2022, we awarded incremental bonuses to select colleague groups including our front-line retail store, pharmacy and MinuteClinic colleagues.

Diversity, Equity & Inclusion

We believe that a diverse workforce creates a healthier, stronger and more sustainable company. We aim to attract, develop, retain and support a diverse workforce that reflects the many customers, patients, members and communities we serve. Our Diversity Management Leadership Council, a cross-functional group of senior leaders appointed by our CEO, works with our Strategic Diversity Management leadership team to intentionally embed diversity across all facets of our business. For our efforts, we have been recognized as a DiversityInc Top 50 Company, one of Seramount’s Best Companies for Multicultural Women and earned a 100 percent score on both the Human Rights Campaign Corporate Equality Index as well as the Disability Equality Index, meaning the company is recognized as a “Best Place to Work for Disability Inclusion.” The Company discloses information on our diversity, equity and inclusion strategy and programs in our annual Environmental, Social and Governance (“ESG”) Report.

As a foundation of diversity and inclusion, we continuously focus on increasing underrepresented populations across our business. In 2022, 70% of our total colleague population and 55% of our colleagues at the manager level and above self-reported as female. In addition, in 2022 our colleagues reported their race/ethnicity as: White (49%), Black/African American (18%), Hispanic/Latino (16%), Asian (11%) and Other (6%). The appendix to our ESG Report, our Strategic Diversity Management Report and our EEO-1 Employer Information Report include additional information on the diversity of our workforce.

Our diversity management strategy emphasizes workplace representation, inclusion and belonging, talent acquisition and management and a diverse marketplace. Beginning in 2021, we incorporated a diversity metric into our annual cash incentive program for our most senior leaders who have the greatest ability to influence the overall hiring, development and promotion of our colleagues. We also continued the deployment of conscious inclusion training for colleagues designed to enhance awareness of biases and rolled out our INCLUDE program to activate inclusive behaviors. Our ESG Report and Strategic Diversity Management Report include additional information with respect to our conscious inclusion training. We support 16 Colleague Resource Groups (“CRGs”) that include more than 28,000 colleagues across the enterprise. These groups represent a wide range of professional, cultural, ethical and personal affinities and interests, as well as formal mentoring programs. Our

CRGs provide our colleagues with an opportunity to connect and network with one another through a particular affinity, culture or interest. Each of our CRGs is sponsored by a senior leader.

Colleague Development

The Company offers a number of resources and programs that attract, engage, develop, advance and retain colleagues. Training and development provides colleagues the support they need to perform well in their current role while planning and preparing for future roles. We offer an online orientation program that pairs new hires with seasoned colleagues and the training continues throughout a colleague’s career through in-person, virtual and self-paced learning at all levels. We also provide mentoring, tools and workshops for colleagues to manage their career development. We offer a variety of management and leadership programs that develop incumbent diverse and other high potential colleagues. Our broad training practices include updated, tech-enabled tools and keep our colleagues informed of new developments in our industry that are relevant to their roles. During the year ended December 31, 2022, our colleagues invested approximately 17 million hours in learning and development courses.

Our colleague development program also promotes the importance of compliance across our business. Our colleagues demonstrate this commitment through our annual Code of Conduct training, which nearly 100% of active colleagues completed in 2022. In 2022, we launched more than 70 different training courses as part of our Enterprise Compliance Training Program.

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

Environmental, Social and Governance Strategy

Overview

CVS Health believes the health of our people, communities and planet are linked to the health of our business. Our ESG strategy – Healthy 2030 is focused on achieving our economic, environmental and social imperatives and outlines how we are shaping a more equitable and sustainable future for all – across multiple dimensions of health. Designed to use our assets to transform the health care experience and invest in community health at the local level, while working to reduce the environmental impact of our operations, Healthy 2030 consists of four pillars: Healthy People, Healthy Business, Healthy Community and Healthy Planet. We believe this strategy is achievable without materially adversely affecting our businesses, operating results, cash flows and/or prospects.

Healthy People

Through physical and virtual assets, we provide convenient, personalized and integrated access to health care support and services. We continue to implement and expand initiatives that build on our innovative health care model, with the ultimate aim to transform the health care experience for every person we reach to improve health outcomes. These include helping to improve chronic disease prevention and management, helping to reduce and prevent prescription drug misuse, and improving the social determinants of health, which include education, transportation and behavioral health. Through our ESG strategy we are leveraging our expertise and resources to make the health care experience simple, equitable, convenient and deeply personal for each of us.

Healthy Business

As we work to transform health care, we are committed to operating a healthy business for all our stakeholders, including our patients, customers, stockholders, clients, partners, communities and colleagues. Throughout our large operational footprint and including our supply chain, we are committed to acting responsibly with respect for human rights, privacy, information security, public policy, marketing and advertising. We focus on diversity, equity and inclusion as well as colleague development, health and safety. Through our ESG strategy, we are focused on providing people with the opportunity to be as healthy as possible by expanding community-centered solutions that advance health equity and improve outcomes.

Healthy Community

By working with community-focused organizations and through innovative programs that can be tailored to and executed across different communities, we are driving positive health outcomes and reducing overall health care costs. Our philanthropic strategy, which includes grants made through the CVS Health Foundation, Health Zones initiative and Project Health program, improves health outcomes and reduce health disparities in under-resourced communities. We are investing charitable resources, leveraging CVS Health assets, and working in partnership with non-profits to help our communities be as healthy as possible.

Healthy Planet

We are working to improve the health of our planet and make a difference in the lives of the people who live on it by advancing our sustainability commitments and addressing the environmental factors that contribute to health inequities. In October 2021, CVS Health’s science-based net zero greenhouse gas (“GHG”) emissions targets were validated by the Science Based Targets initiatives (“SBTi”). We continue to make meaningful progress to reduce our environmental impact across our operations and supply chain. Key priorities include the advancement of our GHG emissions-reduction targets, reduction in our energy consumption, the advancement of sustainability in transportation, logistics and our physical locations, which includes retrofitting community and corporate locations with LED lighting, exploring investments in renewable energy, reducing water use, focusing on smarter consumption through a “digital first” approach and the reduction of our use of paper and plastic.

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

Laws and Regulations Related to COVID-19

In response to the COVID-19 pandemic, the U.S. Department of Health and Human Services (“HHS”) put in place a public health emergency (“PHE”) in January 2020 and HHS must extend it every 90 days to maintain certain health care flexibilities and waivers. The Biden administration most recently renewed the PHE on January 11, 2023 and has indicated that they intend for the PHE to expire on May 11, 2023. The Families First Coronavirus Response Act (the “Families First Act”) and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) were enacted in March 2020. Each of the Families First Act and the CARES Act requires the Company to provide coverage for COVID-19 related medical services, in many cases without member cost-sharing, in its Insured Health Care Benefits products.

The CARES Act also provides relief funding to providers to reimburse them for health care related expenses incurred in preventing, preparing for and/or responding to COVID-19 (provided no other source is obligated to reimburse those expenses) or lost health care related revenues that are attributable to COVID-19. Under the CARES Act, the Company receives reimbursement for uninsured patients in connection with COVID-19 testing and vaccination as well as monoclonal antibody treatment. Aside from such reimbursement, the Company has not requested any funding under the CARES Act. However, in the second quarter of 2020, the Company received $43 million from the CARES Act provider relief fund, all of which was returned to the HHS during the second quarter of 2020.

The CARES Act also allows for the deferral of the payment of the employer share of Social Security taxes effective March 27, 2020 by permitting them to remit the associated payments in two equal installments on or about December 31, 2021 and December 31, 2022. The Company elected to defer approximately $670 million of its Social Security tax payments during the year ended December 31, 2020. The Company paid the first of two equal installments in December 2021 and the second installment in December 2022, as required under the CARES Act.

Congress enacted the American Rescue Plan Act in March 2021. Among other changes, as a result of this legislation, Public Exchange plan premium subsidies increased for low-income individuals and became available to people with incomes higher than 400% of the federal poverty limit. In August 2022, the Inflation Reduction Act subsequently extended these subsidies through 2025, which could cause shifts in enrollment into Public Exchange plans.

In addition to the Families First Act, the CARES Act, and the American Rescue Plan Act, the Company has experienced legislation, regulation, directives, orders and other requirements from federal, state, county and municipal authorities related to the COVID-19 pandemic. These governmental actions included, but were not limited to, requirements to waive member cost-sharing associated with COVID-19 testing and treatment, provide coverage for additional COVID-19-related services, expand the use of telemedicine, extend grace periods for payments of premiums or limit coverage termination based on non-payment of premiums or fees, modify health benefits coverage eligibility rules to help maintain employee eligibility, and facilitate, accelerate or advance payments to providers, and other requirements related to the PHE. Many of these requirements remain in effect and continue to impact different areas of our business differently and may continue for different lengths of time, and present financial implications with respect to implementing and unwinding our compliance with these requirements.

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

Additionally, in January 2022, the HHS announced that commercial health insurers must cover the costs of up to eight rapid COVID-19 OTC test kits per individual per 30-day period. Coverage for COVID-19 OTC test kits has subsequently been required by Medicare and, in many states, Medicaid. These requirements may increase benefit costs in those businesses and jurisdictions, and may increase revenues in our retail business. The requirement may also result in a decrease in more expensive tests and treatments, which could partially mitigate the increase in benefit costs. These impacts will be highly dependent on the overall supply of testing products.

Some activities that were suspended during the COVID-19 pandemic, such as Medicaid eligibility redeterminations, are currently scheduled to resume later this year, and many of the requirements set forth above may change once the PHE expires. The impact of this governmental activity on the U.S. economy, consumer, customer and health care provider behavior and health care utilization patterns is beyond our knowledge and control. As a result, the financial and/or operational impact these COVID-19 related governmental actions and inactions will have on our businesses, operating results, cash flows and/or financial condition is uncertain, but the collective impact could be material and adverse.

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

In July 2022, HHS issued a new proposed rule to significantly revise the agency’s prior interpretation of Section 1557 of the ACA. Section 1557 prohibits discrimination on the basis of race, color, national origin, sex, age, and disability in certain health programs and activities, and the proposed rule specifically includes sex stereotypes, sex characteristics, sexual orientation, gender identity and pregnancy or related conditions as bases for sex discrimination. The comment period on the proposed rule has closed but to date no final rule has been released.

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

In addition, in November 2020, the HHS released the final Rebate Rule (the “Rebate Rule”), which eliminates the regulatory safe harbor from prosecution under the AKS for rebates from pharmaceutical companies to PBMs in Medicare Part D, replacing it with two far narrower safe harbors designed to directly benefit patients with high out-of-pocket costs and to change the way PBMs are compensated. The new safe harbors are (i) for rebates which are passed on to the patient at the point of sale and (ii) for flat service fee payments made to PBMs which cannot be tied to the list prices of drugs. It is unclear whether the Rebate Rule will be enforceable, whether pharmaceutical companies will respond by reducing list prices, whether list prices in the private market may also be reduced, and what the resulting impact will be to PBMs or the Company. The Pharmaceutical Care Management Association (the “PCMA”), which represents PBMs, has filed a suit in an effort to block the Rebate Rule, claiming that the Rebate Rule would lead to higher premiums in Medicare Part D and was adopted in an unlawful manner. The Bipartisan Infrastructure Act of 2021 delays the effective date of the rebate rule to January 2026, and the Inflation Reduction Act, enacted in August 2022, further delays the Rebate Rule through 2032.

In July 2022, the 2% Medicare sequester required by the Budget Control Act of 2011 resumed, meaning that Medicare claims incur a 2% reduction in Medicare payment. The sequester had been suspended during the COVID-19 pandemic.

Going forward, the Company expects CMS, the OIG, the DOJ, other federal agencies and the U.S. Congress to continue to scrutinize closely each component of the Medicare program (including Medicare Advantage, PDPs, demonstration projects such as Medicare-Medicaid plans and provider network access and adequacy), modify the terms and requirements of the program and possibly seek to recast or limit private insurers’ roles. It is also possible that Congress may consider changes to Medicare Advantage payment policies due to recent recommendations by the Medicare Payment Advisory Commission and to reduce the potential added cost burden of costly new benefits, or policies that impact drug pricing such as price controls and inflationary rebates applied to pharmaceutical manufacturers.

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

On January 30, 2023, CMS released the final rule concerning Part C contract-level Risk Adjustment Data Validation Audits (the “RADV Audit Rule”). The RADV Audit Rule eliminated the application of a fee-for-service adjuster (“FFS Adjuster”) in contract-level RADV audits but continued the use of extrapolation in such audits of Medicare Advantage organizations. The FFS Adjuster that was announced in 2012 was to be used by CMS to determine a permissible level of payment error. By applying the FFS Adjuster, Medicare Advantage organizations would have been liable for repayments only to the extent that their extrapolated payment errors exceeded the error rate in Original Medicare, which could have impacted the extrapolated repayments to which Medicare Advantage organizations are subject. Under the RADV Audit Rule, CMS, in most cases, will conduct RADV audits for payment year 2018 and subsequent payment years using extrapolation without the application of a FFS Adjuster. The RADV Audit Rule may have potential adverse effects, which could be material, on the Company’s operating results, financial condition, and cash flows. CMS also has announced that it will not conduct RADV audits on all contracts; instead, it will only audit contracts it believes are at the highest risk for overpayments based on its statistical modeling.

Medicare Star Ratings - A portion of each Medicare Advantage plan’s reimbursement is tied to the plan’s “star ratings.” The star rating system considers a variety of measures adopted by CMS, including quality of preventative services, chronic illness management, compliance and overall customer satisfaction. Only Medicare Advantage plans with an overall star rating of 4 or more stars (out of 5 stars) are eligible for a quality bonus in their basic premium rates. As a result, the Company’s Medicare Advantage plans’ operating results in 2023 and going forward will be significantly affected by their star ratings. The Company’s star ratings and past performance scores are adversely affected by any compliance issues that may have arisen each year in its Medicare operations. CMS released the Company’s 2023 star ratings in October 2022. The Company’s 2023 star ratings will be used to determine which of its Medicare Advantage plans have ratings of 4 stars or higher and qualify for bonus payments in 2024. Based on the 2023 star ratings, the percentage of the Company’s Medicare Advantage members in 4 or more stars plans is expected to drop to 21% (based on enrollment and contract affiliation at December 31, 2022), as compared to 87%

based on the 2022 star ratings. The main driver of this decrease was a 1 star decrease in the Company’s Aetna National PPO, which dropped from 4.5 to 3.5 stars, while many of the Company’s other plans remain rated at 4 or more stars. The decrease in the star rating for the Aetna National PPO will mean that it will no longer be eligible for CMS’ quality bonus payments related to 2024, though the Company’s contract diversification efforts, which will partially mitigate certain adverse impacts associated with the decrease in the star rating for the Aetna National PPO, have received regulatory approval. CMS also gives PDPs star ratings that affect each PDP’s enrollment. Medicare Advantage and PDP plans that are rated less than 3 stars for three consecutive years are subject to contract termination by CMS. CMS continues to revise its star ratings system to make it harder to achieve 4 or more stars. There can be no assurances that the Company will be successful in maintaining or improving its star ratings in future years. Accordingly, the Company’s Medicare Advantage plans may not continue to be or become eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership and/or reduce profit margins.

Medicare Payment Rates - In April 2022, CMS issued its final notice detailing final 2023 Medicare Advantage payment rates. Final 2023 Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 5.00%, excluding the CMS estimate of Medicare Advantage risk score trend. On February 1, 2023, CMS issued an advance notice detailing proposed 2024 Medicare Advantage payment rates. The 2024 Medicare Advantage rates, if finalized as proposed, will result in an expected average decrease in revenue for the Medicare Advantage industry of 2.27%, excluding the CMS estimate of Medicare Advantage risk score trend. CMS intends to publish the final 2024 rate announcement no later than April 3, 2023. The federal government may seek to impose restrictions on the configuration of pharmacy or other provider networks for Medicare Advantage and/or PDP plans, or otherwise restrict the ability of these plans to alter benefits, negotiate prices or establish other terms to improve affordability or maintain viability of products. The Company currently believes that the payments it has received and will receive in the near term are adequate to justify the Company’s continued participation in the Medicare Advantage and PDP programs, although there are economic and political pressures to continue to reduce spending on the program, and this outlook could change.

340B Drug Pricing Program – The 340B Drug Pricing Program allows eligible Covered Entities to purchase prescription drugs from manufacturers at a steep discount, and is overseen by the HHS and the Health Resources and Services Administration (“HRSA”). In 2020, a number of pharmaceutical manufacturers began programs that limited Covered Entities’ participation in the program through contract pharmacies arrangements. In May 2021, HRSA sent enforcement letters to multiple manufacturers to curb these practices. In September 2021, HRSA forwarded the enforcement actions to the OIG for potential imposition of civil monetary penalties. Those enforcement actions are currently subject to ongoing litigation. In November 2022, HRSA issued proposed rules that would overhaul the 340B Drug Pricing Programs Administrative Dispute Resolution process. The revisions are designed to make the process more accessible by making it more expeditious and less formal, as well as more equitable by requiring fewer resources to participate. A reduction in Covered Entities’ participation in contract pharmacy arrangements, as a result of the pending enforcement actions or otherwise, a reduction in the use of the Company’s administrative services by Covered Entities, or a reduction in drug manufacturers’ participation in the program could materially and adversely affect the Company.

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

Consumer Protection Laws - The federal government has many consumer protection laws, such as the Federal Trade Commission Act, the Federal Postal Service Act and the Consumer Product Safety Act. Most states also have similar consumer protection laws and a growing number of states regulate subscription programs. In addition, the federal government and most states have adopted laws and/or regulations requiring places of public accommodation, health care services and other goods and services to be accessible to people with disabilities. These consumer protection and accessibility laws and regulations have been the basis for investigations, lawsuits and multistate settlements relating to, among other matters, the marketing of loyalty programs, and health care products and services, pricing accuracy, expired front store products, financial incentives provided by drug manufacturers to pharmacies in connection with therapeutic interchange programs, disclosures related to how personal data is used and protected and the accessibility of goods and services to people with disabilities. As a result of the Company’s direct-to-consumer activities, including mobile and web-based solutions offered to members and to other consumers, the Company also is subject to federal and state regulations applicable to electronic communications and to other general consumer protection laws and regulations. For example, the CCPA became effective in 2020, and additional federal and state regulation of consumer privacy protection may be proposed or enacted in the future. The Company expects these new laws and regulations to impact the design of its products and services and the management and operation of its businesses and to increase its compliance costs.

Transparency in Coverage Rule - In October 2020, the HHS, the U.S. Department of Labor (“DOL”) and the U.S. Internal Revenue Service (“IRS,” and together with the HHS and DOL, the “Tri-Departments”) released a final rule requiring health insurers to disclose negotiated prices of drugs, medical services, supplies and other covered items. The rule requires group health plans and health insurance issuers in the individual and group markets to disclose cost-sharing information upon request, to a participant, beneficiary, or enrollee and require plans and issuers to publicly disclose in-network provider rates, historical out-of-network allowed amounts and the associated billed charges, and negotiated rates and historical net prices for prescription drugs. Insurers are required to implement a consumer tool and disclose data in a machine readable file. In August 2021, the federal government delayed enforcement of the requirement to publish machine-readable files related to prescription drug pricing until further rulemaking occurs. The public disclosure of insurer- or PBM-negotiated price concessions may result in drug manufacturers lowering discounts or rebates, resulting in higher drug costs for patients and impacting the ability of the Company to negotiate drug prices and provide competitive products and services to consumers.

Additionally, the Consolidated Appropriations Act of 2021 was signed into law in December 2020 and contains further transparency provisions requiring group health plans and health insurance issuers to report certain prescription drug costs, overall spending on health services and prescription drugs, and information about premiums and the impact of rebates and other remuneration on premiums and out-of-pocket costs to the Tri-Departments. No later than 18 months after the first submission and bi-annually thereafter, the Tri-Departments will release a public report on drug pricing trends, drug reimbursement, and the impact of drug prices on premiums. The first filings of plan year data were required in December 2022 and will be required annually in June of each year on an ongoing basis.

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

The states of domicile of the Company’s regulated subsidiaries have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and HMOs based on the National Association of Insurance Commissioners’ (the “NAIC”) Risk-Based Capital for Insurers Model Act (the “RBC Model Act”). These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. The RBC Model Act sets forth the formula for calculating RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual company’s business. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. At December 31, 2022, the RBC level of each of the Company’s insurance and HMO subsidiaries was above the level that would require regulatory action.

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

Some of the Company’s health and related benefits and large case pensions products and services and related fees also are subject to potential issues raised by judicial interpretations relating to ERISA. Under those interpretations, together with DOL regulations, the Company may have ERISA fiduciary duties with respect to medical members, PBM members and/or certain general account assets held under contracts that are not guaranteed benefit policies. As a result, certain transactions related to those general account assets are subject to conflict of interest and other restrictions, and the Company must provide certain disclosures to policyholders annually. The Company must comply with these restrictions or face substantial penalties.

Preemption - ERISA generally preempts all state and local laws that relate to employee benefit plans, but the extent of the preemption continues to be reviewed by courts, including the U.S. Supreme Court. For example, in December 2020, the U.S. Supreme Court upheld an Arkansas law that, among other things, mandates a particular pricing methodology, establishes an appeals process for a pharmacy when the reimbursement is below the pharmacy’s acquisition cost, permits a pharmacy to reverse and rebill if they cannot procure the drug from its wholesaler at a price equal to or less than the reimbursement rate, prohibits a PBM from reimbursing a pharmacy less than the amount it reimburses an affiliate on a per unit basis, and permits a pharmacy to decline to dispense if the reimbursement is lower than the pharmacy’s acquisition cost. Subsequently, in November 2021, the U.S. Court of Appeals for the Eighth Circuit upheld a North Dakota law that regulates employer-sponsored ERISA health plans and certain PBM practices within Medicare and in April 2022 the U.S. District Court for the Western District of Oklahoma affirmed that the Oklahoma Insurance Department could enforce a state law against PBMs that contained provisions that alter and limit some of the options that an ERISA plan can use, because none of the provisions mandate that ERISA plans make any specific choices. Additional litigation has been filed in several states to challenge ERISA and Medicare Part D preemption.

Other Legislative Initiatives and Regulatory Initiatives - The U.S. federal and state governments, as well as governments in other countries where the Company does business, continue to enact and seriously consider many broad-based legislative and regulatory proposals that have had a material impact on or could materially impact various aspects of the health care and related benefits system and the Company’s businesses, operating results and/or cash flows. For example:
•Under the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 significant, automatic across-the-board budget cuts (known as sequestration) began in March 2013, including Medicare spending cuts of not more than 2% of total program costs per year through 2024. Since then, Congress has extended and modified the Medicare sequester a number of times. The CARES Act temporarily suspended the Medicare sequester and extended mandatory sequestration to 2030. In July 2022, the 2% Medicare sequester resumed. Significant uncertainty remains as to whether and how the U.S. Congress will proceed with actions that create additional federal revenue and/or with entitlement reform. The Company cannot predict future federal Medicare or federal or state Medicaid funding levels or the impact that future federal or state budget actions or entitlement program reform, if it occurs, will have on the Company’s businesses, operations or operating results, but the effects could be materially adverse, particularly on the Company’s Medicare and/or Medicaid revenues, MBRs and operating results.
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

Health savings accounts, health reimbursement arrangements and flexible spending accounts and certain of the tax, fee and subsidy provisions of the ACA also are regulated by the U.S. Department of the Treasury and the IRS.

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

The Company’s international operations are subject to different, and sometimes more stringent, legal and regulatory requirements, which vary widely by jurisdiction, including anti-corruption laws; economic sanctions laws; various privacy, insurance, tax, tariff and trade laws and regulations; corporate governance, privacy, data protection (including the EU’s General Data Protection Regulation which began to apply across the EU during 2018), data mining, data transfer, labor and employment, intellectual property, consumer protection and investment laws and regulations; discriminatory licensing procedures; compulsory cessions of reinsurance; required localization of records and funds; higher premium and income taxes; limitations on dividends and repatriation of capital; and requirements for local participation in an insurer’s ownership. In addition, the presence of operations in foreign countries potentially increases the Company’s exposure to the anti-bribery, anti-corruption and anti-money laundering provisions of U.S. law, including the FCPA, and corresponding foreign laws, including the U.K. Bribery Act 2010 (the “UK Bribery Act”).

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

In addition, the Company requested increases in its premium rates in its Commercial Health Care Benefits business for 2023 and expects to request future increases in those rates in order to adequately price for projected medical cost trends, required expansions of coverage and rating limits, and significant assessments, fees and taxes imposed by the federal and state governments, including as a result of the ACA. The Company’s rates also must be adequate to reflect adverse selection in its products, particularly in small group Commercial products. These rate increases may be significant and thus heighten the risks of adverse publicity, adverse regulatory action and adverse selection and the likelihood that the Company’s requested premium rate increases will be denied, reduced or delayed, which could lead to operating margin compression.

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

In addition to a quality rating system that applies to Medicaid and Managed Medicaid plans, federal regulations give states the option to choose to establish a minimum MLR of at least 85% for their Managed Medicaid plans, including those offered by the Company. Regardless of whether a state establishes a minimum MLR, it must use plan-reported MLR data to set future payment rates for managed care, so that its plans will “reasonably achieve” an MLR of at least 85%. For Managed Medicaid products, states may use more stringent definitions of “medical loss ratio”, use discretion in choosing a quantitative standard for determining provider network adequacy, or impose other requirements related to minimum MLR. Minimum MLR requirements and similar actions further limit the level of margin the Company can earn in its Insured Medicaid products while leaving the Company exposed to medical costs that are higher than those reflected in its pricing. The Company also may be subject to significant fines, penalties, premium refunds and litigation if it fails to comply with minimum MLR laws and regulations.

States continue to consider Medicaid expansion; however, to date 12 states have not expanded, which will drop to 11 states once South Dakota’s expansion takes effect in July 2023. States may opt out of the elements of the ACA requiring expansion of Medicaid coverage without losing their current federal Medicaid funding. In addition, the election of new Governors and/or state legislatures may impact states’ previous decisions regarding Medicaid expansion. Although Congress enacted incentives for states that had not yet done so to expand Medicaid, this incentive alone may not persuade holdout states to expand.

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

PBM Laws and Regulation - Legislation and/or regulations seeking to regulate PBM activities in a comprehensive manner have been proposed or enacted in a majority of states. This legislation could adversely affect the Company’s ability to conduct business on commercially reasonable terms in states where the legislation is in effect and the Company’s ability to standardize its PBM products and services across state lines. In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Council of Insurance Legislators, have issued model regulations or may propose future regulations concerning PBMs and/or PBM activities. Similarly, credentialing organizations such as URAC have established voluntary standards regarding PBM, mail order pharmacy and/or specialty pharmacy activities. While the actions of these quasi-regulatory or standard-setting organizations do not have the force of law, they may influence states to adopt their requirements or recommendations and influence client requirements for PBM, mail order pharmacy and/or specialty pharmacy services. Moreover, any standards established by these organizations could also impact the Company’s health plan clients and/or the services provided to those clients and/or the Company’s health plans.

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

The Company’s PBM service contracts, including those in which the Company assumes certain risks under performance guarantees or similar arrangements, are generally not subject to insurance regulation by the states. However, state departments of insurance are increasing their oversight of PBM activities due to legislation passing in a number of states requiring PBMs to register or obtain a license with the department, including through market conduct examinations and other audits our licensed entities. In addition, rulemaking is either underway or has already taken place in a number of states with the areas of focus including licensure requirements, pharmacy reimbursement, network design, cost sharing and pharmacy audits - most of which fall under the state insurance code.

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

Pharmacy Pricing Legislation - A number of states have passed legislation regulating the Company’s ability to manage and establish MACs for generic prescription drugs. MAC methodology is a common cost management practice used by private and public payors (including CMS) to pay pharmacies for dispensing generic prescription drugs. MAC prices specify the allowable reimbursement by a PBM for a particular strength and dosage of a generic drug that is available from multiple manufacturers but sold at different prices. State legislation can regulate the disclosure of MAC prices and MAC price methodologies, the kinds of drugs that a PBM can pay for at a MAC price, and the rights of pharmacies to appeal a MAC price established by a PBM. These laws could negatively affect the Company’s ability to establish MAC prices for generic drugs. Additionally, some states have passed legislation that would restrict certain types of retroactive reconciliation or recoupment from pharmacies in the network or create a reimbursement benchmark mandate, such as the national average drug acquisition cost and/or the wholesale acquisition cost (“WAC”), plus a set dispensing fee, for pharmacies in the network.

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

Other Laws - Other federal, state and local laws and regulations also impact the Company’s retail operations, including laws and regulations that limit the sale of alcohol, mandate a minimum wage, govern the practices of optometry or audiology, or impact the provision of dietician services and the sale of durable medical equipment, contact lenses, eyeglasses and hearing aids.

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
•If we fail to comply with applicable laws and regulations, or fail to change our operations in line with any new legal or regulatory requirements, we could be subject to significant adverse regulatory actions.
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
•We face unique regulatory and other challenges in our Public Exchange, Medicare and Medicaid businesses.
•Programs funded in whole or in part by the U.S. federal government account for a significant portion of our revenues.
•We may not be able to obtain adequate premium rate increases in our Insured Health Care Benefits products, MBRs and operating results which could magnify the adverse impact of increases in health care and other benefit costs and of ACA assessments, fees and taxes.
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
•Data governance failures or the failure or disruption of our information technology or infrastructure can adversely affect our reputation, businesses and prospects. Our use and disclosure of members’, customers’ and other constituents’ sensitive information is subject to complex regulations.
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

Risks Relating to Our Businesses

The impact of COVID-19 underscores and amplifies certain risks we face.

COVID-19 has spread to every state in the U.S., has been declared a pandemic by the World Health Organization and has severely impacted the economies of the U.S. and other countries around the world. Although certain of the economic impacts of COVID-19 have moderated and the restrictions imposed as a result of COVID-19 have eased, a rise in infection rates, the development of new variants or viruses could result in, among other things, a return of the following: a reduction in discretionary utilization, the cancellation of elective medical procedures, reduced customer traffic and front store sales in our retail pharmacies, our customers being ordered to close or severely curtail their operations, the adoption of work-from-home policies and a reduction in diagnostic reporting due to reductions in health care provider visits and restrictions on our access to providers’ medical records, all of which have had a negative impact on our businesses. In addition, as a result of legislative and/or regulatory responses to a rise in infection rates or the development of new variants or viruses, the premiums we charge in our Insured Health Care Benefits products may prove to be insufficient to cover the cost of medical services delivered to our insured medical members, which may increase significantly as a result of higher utilization rates of medical facilities and services and other increases in associated hospital and pharmaceutical costs.

Over the course of the COVID-19 pandemic, we implemented various initiatives, such as COVID-19 related support programs for our customers, medical members and colleagues. If there is a rise in infection rates or the development of new variants or viruses, we may have to re-institute, extend or expand these initiatives, which could adversely impact our businesses, operating results, cash flows and/or financial condition. In addition, measures that were imposed to limit the spread of COVID-19 may also be re-instituted, which may lead to impacts including, but not limited to, complete or partial facility closures, labor shortages, financial difficulties of third-party providers, supply chain disruptions and re-introduction of remote work arrangements. If any of the foregoing materializes, the Company’s ability to operate its businesses effectively may be adversely affected and other risks to the Company, such as the risk of cybersecurity attacks, may be amplified, and the impact on our businesses, operating results, cash flows and/or financial condition would be uncertain but could be adverse and material. COVID-19 also may result in legal and regulatory proceedings, investigations and claims against us.

We believe COVID-19’s continuing impact on our businesses, operating results, cash flows and/or financial condition primarily will be driven by vaccination rates; the severity of any new COVID-19 variants and the continued effectiveness of vaccines; and whether federal, state and local governments reinstitute and/or intensify policies and initiatives designed to reduce the transmission of COVID-19, including new and existing variants, and to address the financial impacts of a pandemic through additional legislation and other support programs. These primary drivers are beyond our knowledge and control.

We may not be able to accurately forecast health care and other benefit costs, which could adversely affect our Health Care Benefits segment’s operating results. There can be no assurance that future health care and other benefits costs will not exceed our projections.

COVID-19 has caused and may continue to cause unanticipated and significant volatility in our health care and other benefits costs, including COVID-19 related testing and vaccination and post-acute care skilled nursing facility and behavioral health costs. In January 2021, the President of the United States issued an executive order to support government efforts to expand access, availability and use of COVID-19 diagnostic, screening and surveillance and addressed the cost of COVID-19 testing by facilitating COVID-19 testing free of charge to those who lack comprehensive health insurance and clarifying group health plans’ and health insurance issuers’ obligations to provide coverage for COVID-19 testing. In January 2022, the HHS announced that commercial health insurers must cover the cost of up to eight rapid COVID-19 OTC test kits per individual per 30-day period. In addition, the timing of vaccine administration to the general public and related costs as well as the identification of new, more infectious strains of the COVID-19 virus and whether the vaccines will be effective against such new strains are uncertain and may impact our MBR.

Premiums for our Insured Health Care Benefits products, which comprised 93% of our Health Care Benefits revenues for 2022, are priced in advance based on our forecasts of health care and other benefit costs during a fixed premium period, which is generally twelve months. These forecasts are typically developed several months before the fixed premium period begins, are influenced by historical data (and recent historical data in particular), are dependent on our ability to anticipate and detect medical cost trends and changes in our members’ behavior and health care utilization patterns and medical claim submission patterns and require a significant degree of judgment. For example, our revenue on Medicare policies is based on bids submitted in June of the year before the contract year. Cost increases in excess of our projections cannot be recovered in the fixed premium period through higher premiums. As a result, our profits are particularly sensitive to the accuracy of our forecasts of the increases in health care and other benefit costs that we expect to occur and our ability to anticipate and detect medical cost trends. For 2023, those forecasts include adjustments made to pricing based on prospective expectations for liabilities due to testing, vaccines, direct COVID-19 treatment and deferred care. Risk-adjusted revenue has been adjusted for deferred care, and forecasted enrollment considers assumptions about the economic environment, though COVID-19 related impacts remain uncertain. During periods when health care and other benefit costs, utilization and/or medical costs trends experience significant volatility and medical claim submission patterns are changing rapidly as a result of COVID-19, accurately detecting, forecasting, managing, reserving and pricing for our (and our self-insured customers’) medical cost trends and incurred and future health care and other benefits costs is more challenging. There can be no assurance regarding the accuracy of the health care or other benefit cost projections reflected in our pricing, and whether our health care and other benefit costs (including COVID-19 related testing and vaccination and post-acute care skilled nursing facility and behavioral health costs) will be affected by COVID-19 or other variants or viruses and other external events over which we have no control. Even relatively small differences between predicted and actual health care and other benefit costs as a percentage of premium revenues can result in significant adverse changes in our Health Care Benefits segment’s operating results.

A number of factors contribute to rising health care and other benefit costs, including COVID-19 or other variants or viruses, previously uninsured members entering the health care system, changes in members’ behavior and health care utilization patterns, turnover in our membership, additional government mandated benefits or other regulatory changes (including under the Families First Act, the CARES Act, and the American Rescue Plan Act), changes in the health status of our members, the aging of the population and other changing demographic characteristics, advances in medical technology, increases in the number and cost of prescription drugs (including specialty pharmacy drugs and ultra-high cost drugs and therapies), direct-to-consumer marketing by drug manufacturers, the increasing influence of social media on our members’ health care utilization and other behaviors, changes in health care practices and general economic conditions (such as inflation and employment levels). In addition, government-imposed limitations on Medicare and Medicaid reimbursements to health plans and providers have caused the private sector to bear a greater share of increasing health care and other benefits costs over time, and future amendments to the ACA that increase the uninsured population may amplify this issue. Other factors that affect our health care and other benefit costs include epidemics or other pandemics, changes as a result of the ACA, changes to the ACA and other changes in the regulatory environment, the evolution toward a consumer driven business model, new technologies, influenza-related health care costs (which may be substantial and higher than we expected), clusters of high-cost cases, health care provider and member fraud, and numerous other factors that are or may be beyond our control. For example, the 2020-2021 influenza season was impacted by efforts taken to reduce the spread of COVID-19; and the 2019-2020 influenza season had an earlier than average start and had a higher incidence of influenza than the 2018-2019 influenza season.

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

Many of the requirements set forth above may change once the PHE expires. The Biden administration recently renewed the PHE on January 11, 2023 and has indicated that they intend for the PHE to expire on May 11, 2023. There can be no assurance that future health care and other benefits costs will not exceed our projections.

Adverse economic conditions in the U.S. and abroad can materially and adversely impact our businesses, operating results, cash flows and financial condition, and we do not expect these conditions to improve in the near future.

Adverse economic conditions in the U.S. and abroad, including those caused by inflation, high interest rates, supply chain disruptions and COVID-19, can materially and adversely impact our businesses, operating results, cash flows and financial condition, including:

•In our Pharmacy Services segment, by causing drug utilization to decline, reducing demand for PBM services and adversely affecting the financial health of our PBM clients.
•In our Retail/LTC segment, by causing drug utilization to decline, changing consumer purchasing power, preferences and/or spending patterns leading to reduced consumer demand for products sold in our stores, potentially increasing levels of theft at our retail locations and adversely affecting the financial health of our LTC pharmacy customers.
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
•By increasing medical unit costs and causing changes in provider behavior in our Health Care Benefits segment as hospitals and other providers attempt to maintain revenue levels in their efforts to adjust to their own economic challenges.
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
•By continuing to cause, over time, inflation that could cause interest rates to further increase and thereby further increase our interest expense and reduce our operating results, as well as further decrease the value of the debt securities we hold in our investment portfolio, which would further reduce our operating results and/or adversely affect our financial condition.

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
•In our Health Care Benefits segment, we are seeking to substantially grow our Medicaid, dual eligible and dual eligible special needs plan membership over the next several years. In many instances, to acquire and retain our government customers’ business, we must bid against our competitors in a highly competitive environment. Winning bids often are challenged successfully by unsuccessful bidders, and may also be withdrawn or cancelled by the issuing agency.
•Customer contracts in our Health Care Benefits segment are generally for a period of one year, and our customers have considerable flexibility in moving between us and our competitors. We may lose members to competitors with more favorable pricing, or our customers may purchase different types of products from us that are less profitable, adversely affecting our revenues and operating results. In addition, our Medicare, Medicaid and CHIP products are subject to termination without cause, periodic re-bid, rate adjustment and program redesign, as customers seek to contain their benefit costs, particularly in an uncertain economy, and our exposure to this risk is increasing as we grow our Government products membership. These actions may adversely affect our membership, revenues and operating results.
•We requested increases in our premium rates in our Commercial Health Care Benefits business for 2023 and expect to request future increases in those rates in order to adequately price for projected medical cost trends, required expansions of coverage and rating limits, and significant assessments, fees and taxes imposed by federal and state governments, including as a result of the ACA. Our rates also must be adequate to reflect the risk that our products will be selected by people with a higher risk profile or utilization rate than the pool of participants we anticipated when we established pricing for the applicable products (also known as “adverse selection”), particularly in small group Commercial products. These rate increases may be significant and thus heighten the risks of adverse publicity, adverse regulatory action and adverse selection and the likelihood that our requested premium rate increases will be denied, reduced or delayed, which could lead to operating margin compression.
•The competitive success of our Pharmacy Services segment is dependent on our ability to establish and maintain contractual relationships with network pharmacies.
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
•If laws or regulations are promulgated that limit the number of PBMs available in a particular business or geography, competition in those businesses and geographies could be amplified and could adversely affect our revenues and operating results.
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

In January 2022, we entered into the Public Exchanges in eight states and further expanded to a total of twelve states in January 2023. To compete effectively on Public Exchanges, we have developed or acquired the technology, systems, tools and talent necessary to interact with Public Exchanges and engage Public Exchange consumers through enhanced consumer-focused sales, marketing channels and customer interfaces. We have also created new customer service programs and product offerings. While participating on the Public Exchanges, we will have to respond to pricing and other actions taken by existing competitors and regulators as well as potentially disruptive new entrants, which could reduce our profit margins. Due to the price transparency provided by Public Exchanges, when we market products we face competitive pressures from existing and new competitors who may have lower cost structures. Our competitors may bring their Public Exchange and other consumer products to market more quickly, have greater experience marketing to consumers and/or may be targeting the higher margin portions of our business. We can provide no assurance that we will be able to compete successfully or profitably on Public Exchanges or that we will be able to benefit from any opportunities presented by Public Exchanges.

In addition, there can be no assurance that our pricing or other actions will result in the profitability of our Public Exchange products in 2023 or any future year. We have set 2023 premium rates for our Public Exchange products based on our projections, including as to the health status and quantity of membership and utilization of medical and/or other covered services by members. The accuracy of the projections reflected in our pricing may be impacted by (i) adverse selection among individuals who require or utilize more expensive medical and/or other covered services, (ii) other plans’ withdrawals from participation in the Public Exchanges we serve, (iii) a rapid increase or decline in membership, including as a result of individuals losing Medicaid eligibility as redeterminations resume after being suspended during the COVID-19 pandemic, and (iv) legislation, regulations, enforcement activity and/or judicial decisions that cause Public Exchanges to operate in a manner different than what we projected in setting our premium rates.

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

Our estimates of health care costs payable are based on a number of factors, including those derived from historical claim experience, but this estimation process also makes use of extensive judgment. Considerable variability is inherent in such estimates, and the accuracy of the estimates is highly sensitive to changes in medical claims submission and processing patterns and/or procedures, turnover and other changes in membership, changes in product mix, changes in the utilization of medical and/or other covered services, including prescription drugs, changes in medical cost trends, changes in our medical management practices and the introduction of new benefits and products. We estimate health care costs payable periodically, and any resulting adjustments, including premium deficiency reserves, are reflected in current-period operating results within benefit costs. For example, as of December 31, 2021, we established a premium deficiency reserve of $16 million related to Medicaid products in the Health Care Benefits segment, but did not establish a premium deficiency reserve as of December 31, 2022. A worsening (or improvement) of health care cost trend rates or changes in claim payment patterns from those that we assumed in estimating health care costs payable as of December 31, 2022 would cause these estimates to change in the near term, and such a change could be material.

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

Our operating results are affected by the health of the economy in general and in the communities we serve.

The U.S. financial markets have been experiencing, and may continue to experience, volatility and disruptions, including diminished liquidity and credit availability, inflation, declines in consumer confidence and economic growth and increases in unemployment rates, all of which have resulted in uncertainty about economic stability. Our businesses are affected by economic instability and declines in consumer confidence in general and in the communities we serve, and various other economic factors, including inflation and changes in consumer purchasing power, preferences and/or spending patterns. An unfavorable, uncertain or volatile economic environment, as we have experienced recently as a result of inflation, rising interest rates, supply chain disruptions and COVID-19, has caused and could cause a decline in drug utilization, an increase in health care utilization, a dampening demand for PBM services and retail products, and an increase in theft or other crime that could impact our retail locations.

If our customers’ operating and financial performance deteriorates, or they are unable to make scheduled payments or obtain adequate financing, as a result of adverse economic conditions or otherwise, our customers may not be able to pay timely, or may delay payment of, amounts owed to us. Any inability of our customers to pay us for our products and services may adversely affect our businesses, operating results and cash flows. In addition, both state and federal government sponsored payers, as a result of budget deficits or spending reductions, may suspend payments or seek to reduce their health care expenditures resulting in our customers delaying payments to us or renegotiating their contracts with us.

The adverse impacts on our businesses of an uncertain economic environment may be further exacerbated by the increasing prevalence of high deductible health plans and health plan designs favoring co-insurance over co-payments as members and other consumers may decide to postpone, or not to seek, medical treatment which may lead them to incur more expensive medical treatment in the future and/or decrease our prescription volumes.

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
We are dedicated to corporate social responsibility and sustainability and we established certain goals as part of our ESG strategy. We face pressures from our colleagues, customers, and stockholders to meet our goals and to make significant advancements in environmental, social and governance matters. Achievement of our goals is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may fail to achieve these goals or that our colleagues, customers, or stockholders may not be satisfied with the goals we set or our efforts to achieve them. These risks and uncertainties include, but are not limited to: our ability to set and execute on our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of technological advancements, renewable energy and other materials necessary to meet our goals and expectations; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third party contractors; the actions of competitors and competitive pressures; an acquisition of or merger with another company that has not adopted similar goals or whose progress towards reaching its goals is not as advanced as ours; and the pace of regional and global recovery from the COVID-19 pandemic. A failure to meet our goals could adversely affect public perception of our business, employee morale or customer or stockholder support.

Further, an increasing percentage of colleagues, customers, and stockholders considers sustainability factors in making employment, consumer health care and investment decisions. If we are unable to meet our goals, we may lose colleagues, have difficulty recruiting new colleagues, and be unable to attract investors, customers, or partners, our stock price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to compete effectively, all of which would have an adverse effect on our business, operating results, and financial condition.

Risks From Changes in Public Policy and Other Legal and Regulatory Risks

We are subject to potential changes in public policy, laws and regulations, including reform of the U.S. health care system, which can adversely affect our businesses. Entitlement program reform, if it occurs, could have a material adverse effect on our businesses, operations and/or operating results.

The political environment in which we operate remains uncertain. It is reasonably possible that our business operations and operating results could be materially adversely affected by legislative, enforcement, regulatory and public policy changes at the federal or state level, increased government involvement in drug reimbursement, pricing, purchasing and/or importation and/or increased regulation of PBMs, including: changes to the regulatory environment for health care and related benefits, including Medicare, the ACA, and related Public Exchange regulations; changes to laws or regulations governing drug reimbursement and/or pricing; changes to the laws and regulations governing PBMs’, PDPs’ and/or Managed Medicaid organizations’ interactions with government funded health care programs; changes to laws and/or regulations governing drug manufacturers’ rebates; changes to laws and/or regulations governing reimbursements paid to pharmacists by and/or reporting required by PBMs; changes to immigration policies and/or other public policy initiatives. It is not possible to predict whether or when any such changes will occur or what form any such changes may take (including through the use of U.S. Presidential Executive Orders or executive orders by Governors or key regulators). Other significant changes to health care and related benefits system legislation or regulation as well as changes with respect to tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries also are possible and could adversely affect our businesses. If we fail to respond adequately to such changes, including by implementing strategic and operational initiatives, or do not respond as effectively as our competitors, our businesses, operations and operating results may be materially adversely affected.

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

Further, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to additional regulation of PBMs (including network restrictions, formulary management, affiliate reimbursement, contractual guarantees and reconciliations, reimbursement mandates or other PBM services), drug pricing or purchasing, patent term extensions and/or purchase discount and/or rebate arrangements with drug manufacturers also could reduce the discounts or rebates we receive. Changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to claims processing and billing also could adversely affect our profitability.

In addition, in November 2020, the HHS released the Rebate Rule, which eliminates the regulatory safe harbor from prosecution under the AKS for rebates from pharmaceutical companies to PBMs in Medicare Part D and in Medicaid MCOs, replacing it with two far narrower safe harbors designed to directly benefit patients with high out-of-pocket costs and to change the way PBMs are compensated. The new safe harbors are (i) for rebates which are passed on to the patient at the point of sale and (ii) for flat service fee payments made to PBMs which cannot be tied to the list prices of drugs. The PCMA, which represents PBMs, has filed a suit in an effort to block the Rebate Rule, claiming that the Rebate Rule would lead to higher premiums in Medicare Part D and was adopted in an unlawful manner. It is unclear whether the Rebate Rule will be enforceable, whether pharmaceutical companies will respond by reducing list prices, whether list prices in the private market may also be reduced, and what the resulting impact will be to PBMs or the Company. The Bipartisan Infrastructure Act of 2021

delays the effective date of the rebate rule to January 2026, and the Inflation Reduction Act, enacted in August 2022, further delays the Rebate Rule through 2032.

Additionally, the Consolidated Appropriations Act of 2021 was signed into law in December 2020 and contains transparency provisions requiring group health plans and health insurance issuers to report certain prescription drug costs, overall spending on health services and prescription drugs, and information about premiums and the impact of rebates and other remuneration on premiums and out-of-pocket costs to the Tri-Departments. No later than 18 months after the first submission and bi-annually thereafter, the Tri-Departments will release a public report on drug pricing trends, drug reimbursement, and the impact of drug prices on premiums. The first filings of plan year data were required in December 2022 and will be required annually in June of each year on an ongoing basis.

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

Our Health Care Benefits products are highly regulated, particularly those that serve Public Exchange, Medicare, Medicaid, dual eligible, dual eligible special needs and small group Commercial customers and members. The laws and regulations governing participation in the Public Exchanges, Medicare Advantage (including dual eligible special needs plans), Medicare Part D, Medicaid, and managed Medicaid plans are complex, are subject to interpretation and can expose us to penalties for non-compliance.

The scope of the practices and activities that are prohibited by federal and state false claims acts is the subject of pending litigation. Claims under federal and state false claims acts can be brought by the government or by private individuals on behalf of the government through a qui tam or “whistleblower” suit, and we are a defendant in a number of such proceedings. If we are convicted of fraud or other criminal conduct in the performance of a government program or if there is an adverse decision against us under the False Claims Act, we may be temporarily or permanently suspended from participating in government health care programs, including Public Exchange, Medicare Advantage, Medicare Part D, Medicaid, dual eligible and dual eligible special needs plan programs, and we also may be required to pay significant fines and/or other monetary penalties. Whistleblower suits have resulted in significant settlements between governmental agencies and health care companies. The significant incentives and protections provided to whistleblowers under applicable law increase the risk of whistleblower suits.

If we fail to comply with laws and regulations that apply to government programs, we could be subject to criminal fines, civil penalties, premium refunds, prohibitions on marketing or active or passive enrollment of members, corrective actions, termination of our contracts or other sanctions which could have a material adverse effect on our ability to participate in Public Exchange, Medicare Advantage, Medicare Part D, Medicaid, dual eligible, and dual eligible special needs plans and other programs and on our operating results, cash flows and financial condition.

Our businesses, profitability and growth also may be adversely affected by (i) judicial and regulatory decisions that change and/or expand the interpretations of existing statutes and regulations, expand fiduciary obligations, impose medical or bad faith liability, increase our responsibilities under ERISA or the remedies available under ERISA, or reduce the scope of ERISA and Medicare Part D preemption of state law claims or (ii) other legislation and regulations. For example, in December 2020, the U.S. Supreme Court upheld an Arkansas law that, among other things, mandates a particular pricing methodology, establishes an appeals process for a pharmacy when the reimbursement is below the pharmacy’s acquisition cost, permits a pharmacy to reverse and rebill if they cannot procure the drug from its wholesaler at a price equal to or less than the reimbursement rate, prohibits a PBM from reimbursing a pharmacy less than the amount it reimburses an affiliate on a per unit basis, and permits a pharmacy to decline to dispense if the reimbursement is lower than the pharmacy’s acquisition cost. Subsequently, in November 2021, the U.S. Court of Appeals for the Eighth Circuit upheld a North Dakota law that regulates employer-sponsored ERISA health plans and certain PBM practices within Medicare and in April 2022 the U.S. District Court for the Western District of Oklahoma affirmed that the Oklahoma Insurance Department could enforce a state law against PBMs that contained provisions that alter and limit some of the options that an ERISA plan can use, because none of the provisions mandate that ERISA plans make any specific choices. Additional litigation has been filed in several states to challenge ERISA and Medicare Part D preemption.

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

PBM, retail pharmacy, mail order pharmacy, specialty pharmacy, LTC pharmacy and health care and related benefits are highly regulated industries whose participants frequently are subject to litigation and other adverse legal proceedings. We are currently subject to various litigation and arbitration matters, investigations, regulatory audits, inspections, government inquiries, and regulatory and other legal proceedings, both inside and outside the U.S. For example, outside the U.S., contractual rights, tax positions and applicable regulations may be subject to interpretation or uncertainty to a greater degree than in the U.S. Litigation related to our provision of professional services in our medical clinics, pharmacies and LTC operations is increasing as we expand our services along the continuum of health care.

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

As one of the largest national retail, mail order, specialty and LTC pharmacy, PBM and health care and related benefits providers, we frequently are subject to regular and special governmental market conduct and other audits, investigations and reviews by, and we receive subpoenas and other requests for information from, various federal and state agencies, regulatory authorities, Attorneys General, committees, subcommittees and members of the U.S. Congress and other state, federal and international governmental authorities. For example, we have received CIDs from, and provided documents and information to, the Civil Division of the DOJ in connection with a current investigation of our patient chart review processes in connection with risk adjustment data submissions under Parts C and D of the Medicare program. CMS and the OIG also are auditing the risk adjustment-related data of certain of our Medicare Advantage plans, and the number of such audits continues to increase. Several such audits, investigations and reviews by governmental authorities currently are pending, some of which may be resolved in 2023, the results of which may be adverse to us.

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

Historically, we focused primarily on providing Health Care Benefits, Pharmacy Services and Retail/LTC products and services. As a result of our transformation program and other innovation initiatives, we are expanding our presence in the health care space and plan to offer new products and services which present a different litigation and regulatory risk profile than the products and services that we historically have offered.

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

We are seeking to substantially grow the Medicare and Medicaid membership in our Health Care Benefits segment in 2023 and over the next several years. We face unique regulatory and other challenges that may inhibit the growth and profitability of those businesses.

•In April 2022, CMS issued its final notice detailing final 2023 Medicare Advantage payment rates. Final 2023 Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 5.00%, excluding the CMS estimate of Medicare Advantage risk score trend. On February 1, 2023, CMS issued an advance notice detailing proposed 2024 Medicare Advantage payment rates. The 2024 Medicare Advantage rates, if finalized as proposed, will result in an expected average decrease in revenue for the Medicare Advantage industry of 2.27%, excluding the CMS estimate of Medicare Advantage risk score trend, though the rates may vary widely depending on the provider group and patient demographics. CMS intends to publish the final 2024 rate announcement no later than April 3, 2023. The Company faces a challenge from the impact of the increasing cost of medical care (including prescription medications), changes to methodologies for determining payments and CMS local and national coverage decisions that require the Company to pay for services and supplies that are not factored into the Company’s bids. We cannot predict how the rates will be finalized, future Medicare funding levels, the impact of future federal budget actions or ensure that such changes or actions will not have a material adverse effect on our Medicare operating results.
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
•CMS regularly audits our performance to determine our compliance with CMS’s regulations and our contracts with CMS and to assess the quality of the services we provide to our Medicare members, and state regulators are increasingly conducting audits to assess the quality of services we provide to our Medicaid members. As a result of these audits, we may be subject to significant or material retroactive adjustments to and/or withholding of certain premiums and fees, fines, criminal liability, civil monetary penalties, CMS- or state-imposed sanctions (including suspension or exclusion from participation in government programs) or other restrictions on our Medicare, Medicaid and other businesses, including suspension or loss of licensure.
•“Star ratings” from CMS for our Medicare Advantage plans will continue to have a significant effect on our plans’ operating results. Only Medicare Advantage plans with a star rating of 4 or higher (out of 5) are eligible for a quality bonus in their basic premium rates. CMS continues to change its rating system to make achieving and maintaining a four or higher star rating more difficult. Our star ratings and past performance scores are adversely affected by any compliance issues that may have arisen each year in our Medicare operations. CMS released the Company’s 2023 star ratings in October 2022. The Company’s 2023 star ratings will be used to determine which of its Medicare Advantage plans have ratings of 4 stars or higher and qualify for bonus payments in 2024. Based on the 2023 star ratings, the percentage of the Company’s Medicare Advantage members in 4 stars or higher plans is expected to drop to 21% (based on enrollment and contract affiliation at December 31, 2022), as compared to 87% based on the 2022 star ratings. The main driver of this decrease was a 1 star decrease in the Company’s Aetna National PPO, which dropped from 4.5 to 3.5 stars, while many other of the Company’s plans remain rated at 4 stars or higher. The decrease in the star rating for the Aetna National PPO will mean that it will no longer be eligible for CMS’ quality bonus payments related to 2024. A lower star rating may also negatively impact new enrollment in the Aetna National PPO as consumers seek out plans that have four star or higher ratings. There can be no assurances that the Company will be successful in maintaining or improving its star ratings in future years. If our star ratings fall or remain below four for a significant portion of our Medicare Advantage membership, or do not match the performance of our competitors, or the star rating quality bonuses are reduced or eliminated, our revenues, operating results and cash flows may be significantly adversely affected.
•Payments we receive from CMS for our Medicare Advantage and Medicare Part D businesses also are subject to risk adjustment based on the health status of the individuals we enroll. Elements of that risk adjustment mechanism continue to be challenged by the DOJ, the OIG and CMS itself. Substantial changes in the risk adjustment mechanism, including those that may result from the RADV Audit Rule or other changes that result from enforcement or audit actions, could materially affect the amount of our Medicare reimbursement, require us to raise prices or reduce the benefits we offer to Medicare beneficiaries, and potentially limit our (and the industry’s) participation in the Medicare program.

•The RADV Audit Rule creates uncertainty for Medicare Advantage plans. The lack of detail provided with respect to how CMS will select contracts and claims to audit and how it will extrapolate as part of the RADV Audit Rule may impact future Medicare Advantage bids and result in other implications.
•Changes to the ability of PBMs to have pharmacy performance programs in place for clients and report payments via direct and indirect reporting mechanisms, including requiring all pharmacy payments to be included in point-of-sale pricing, could impact the Pharmacy Services business.
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
•Our Medicare Part D operating results and our ability to expand our Medicare Part D business could be adversely affected if: the cost and complexity of Medicare Part D exceed management’s expectations or prevent effective program implementation or administration; further changes to the regulations regarding how drug costs are reported for Medicare Part D are implemented in a manner that adversely affects the profitability of our Medicare Part D business; changes to the regulations regarding how drug costs are reported for Medicare Part D are implemented in a manner that adversely affects the profitability of our Medicare Part D business; changes to the applicable regulations impact our ability to retain fees from third parties including network pharmacies; the government alters Medicare Part D program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of Medicare Part D or for other reasons; the government mandated use of point-of-sale manufacturer’s rebates continues; the government enacts price controls on certain pharmaceutical products in Medicare Part D; the government makes changes to how pharmacy pay-for-performance is calculated; the government mandates CMS negotiation with manufacturers for certain drugs; or reinsurance thresholds are reduced below their current levels, which is currently scheduled to begin in 2025.
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
•The resumption of Medicaid eligibility redeterminations after being suspended during the COVID-19 pandemic could negatively impact the number of members eligible for the Company’s Medicaid plans.
•Certain of our Medicaid contracts require the submission of complete and correct encounter data. The accurate and timely reporting of encounter data is increasingly important to the success of our Medicaid programs because more states are using encounter data to determine compliance with performance standards and, in part, to set premium rates. We have expended and may continue to expend additional effort and incur significant additional costs to collect accurate, or to correct inaccurate or incomplete, encounter data and have been and could be exposed to premium withholding, operating sanctions and financial fines and penalties for noncompliance. We have experienced challenges in obtaining complete and accurate encounter data due to difficulties with providers and third-party vendors submitting claims in a timely fashion in the proper format, and with state agencies in coordinating such submissions. As states increase their reliance on encounter data, and some states mandate that certain amounts be included or excluded from encounter data, these difficulties could affect the Medicaid premium rates we receive and how Medicaid membership is assigned to us, which could have a material adverse effect on our Medicaid operating results and cash flows and/or our ability to successfully bid for, and continue to participate in, certain Medicaid programs.

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

The laws and regulations governing participation in Public Exchange, Medicare Advantage (including dual eligible special needs plans), Medicare Part D, Medicaid, and managed Medicaid plans are complex, are subject to interpretation and can expose us to penalties for non-compliance. Federal, state and local governments have the right to cancel or not to renew their contracts with us on short notice without cause or if funds are not available. Funding for these programs is dependent on many factors outside our control, including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal or applicable state or local level and general political issues and priorities.

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

Premium rates for our Insured Health Care Benefits products often must be filed with state insurance regulators and are subject to their approval, which creates risk for us in the current political and regulatory environment. The ACA generally requires a review by HHS in conjunction with state regulators of premium rate increases that exceed a federally specified threshold (or lower state-specific thresholds set by states determined by HHS to have adequate processes). Rate reviews can magnify the adverse impact on our operating margins, MBRs and operating results of increases in health care and other benefit costs, increased utilization of covered services, and ACA assessments, fees and taxes, by restricting our ability to reflect these increases and/or these assessments, fees and taxes in our pricing. Further, our ability to reflect ACA assessments, fees and taxes in our Medicare, Medicaid and CHIP premium rates is limited.

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

Our international operations increase our exposure to, and require us to devote significant management resources to implement controls and systems to comply with, the privacy and data protection laws of non-U.S. jurisdictions, such as the EU’s GDPR, and the anti-bribery, anti-corruption and anti-money laundering laws of the United States (including the FCPA) and the United Kingdom (including the UK Bribery Act) and similar laws in other jurisdictions. Implementing our compliance policies, internal controls and other systems may also require the investment of considerable management time and financial and other resources. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business, and significant brand and reputational harm. We must regularly reassess the size, capability and location of our global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in our businesses and operations. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on our brand, reputation, businesses, operating results and/or financial condition.

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

Upon the closing of any acquisition, including the proposed acquisition of Oak Street Health and pending acquisition of Signify Health, we will need to successfully integrate the products, services and related assets, as well as internal controls into our business operations. If an acquisition is consummated, the integration of the acquired business, its products, services and related assets into our company also may be complex, expensive, and time-consuming and, if the integration is not fully successful, we may not achieve the anticipated benefits, operating and cost synergies and/or growth opportunities of an acquisition. Potential difficulties that may be encountered in the integration process, including with respect to Oak Street Health and Signify Health, include the following:

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

An inability to realize the full extent of the anticipated benefits, operating and cost synergies, innovations and operations efficiencies or growth opportunities of an acquisition, including the proposed acquisition of Oak Street Health and pending acquisition of Signify Health, as well as any delays or additional expenses encountered in the integration process, could have a material adverse effect on our businesses and operating results. Furthermore, acquisitions, including the proposed acquisition of Oak Street Health and pending acquisition of Signify Health, even if successfully integrated, may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products, services or service areas, and expose us to additional liabilities associated with an acquired business including risks and liabilities associated with litigation involving the acquired business. Any one of these challenges or risks could impair our ability to realize any benefit from our acquisitions after we have expended resources on them.

We expect to continue to pursue acquisitions, joint ventures, strategic alliances and other inorganic growth opportunities, as well as strategic divestitures, which may be unsuccessful, cause us to assume unanticipated liabilities, disrupt our existing businesses, be dilutive or lead us to assume significant debt, among other things.

We expect to continue to pursue acquisitions, joint ventures, strategic alliances and other inorganic growth opportunities as part of our growth strategy. In addition to the integration risks noted above, some other risks we may face with respect to acquisitions, including the proposed acquisition of Oak Street Health and pending acquisition of Signify Health, and other inorganic growth strategies include:

•we may not be able to obtain the required regulatory approval for an acquisition in a timely manner, if at all;
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
•the acquired businesses, or the pursuit of other inorganic growth strategies, could disrupt or compete with our existing businesses, distract management, result in the loss of key employees, business partners, suppliers and customers, divert resources, result in tax costs or inefficiencies and make it difficult to maintain our current business standards, controls, information technology systems, policies, procedures and performance;
•we may finance future acquisitions and other inorganic growth strategies by issuing common stock for some or all of the purchase price, which would dilute the ownership interests of our stockholders;
•we may incur significant debt in connection with acquisitions (whether to finance acquisitions or by assuming debt from the businesses we acquire);
•a proposed or pending transaction may have a negative effect on the Company’s credit ratings;
•we may not have the expertise to manage and profitably grow the businesses we acquire, and we may need to rely on the retention of key personnel and other suppliers of businesses we acquire, which may be difficult or impossible to accomplish;
•we may enter into merger or purchase agreements but, due to reasons within or outside our control, fail to complete the related transactions, which could result in termination fees or other penalties that could be material, cause material disruptions to our businesses and operations and adversely affect our brand, reputation, or stock price; for example, if the proposed acquisition of Oak Street Health terminates under certain specified circumstances and the receipt of regulatory approval has not been obtained by such time, the Company will be required to pay Oak Street Health a termination fee of approximately $500 million and if the pending acquisition of Signify Health terminates under certain specified circumstances and the receipt of regulatory approval has not been obtained by such time, the Company will be required to pay Signify Health a termination fee in an amount equal to $380 million;
•in order to complete an acquisition, we may be required to divest certain portions of our business, for which we may not be able to obtain favorable pricing;
•we may be involved in litigation related to mergers or acquisitions, including for matters that occurred prior to the applicable closing, which may be costly to defend and may result in adverse rulings against us that could be material;
•announcements related to an acquisition could have an adverse effect on the market price of the Company’s common stock and other securities; and
•the integration into our businesses of the businesses and entities we acquire may affect the way in which existing laws and regulations apply to us, including subjecting us to laws and regulations that did not previously apply to us.

Similarly, we may also seek to divest assets that no longer fit into our long-term strategic plan. Such divestitures may take time and, even if such divestitures can be completed, they may have negative short-term financial impacts or may result in regulatory and financial exposure to businesses we have sold. In addition, joint ventures present risks that are different from acquisitions, including selection of appropriate joint venture parties, initial and ongoing governance of the joint venture, joint venture compliance activities (including compliance with applicable CMS requirements), growing the joint venture’s business in a manner acceptable to all the parties, including other providers in the networks that include joint ventures, maintaining positive relationships among the joint venture parties and the joint venture’s customers, and member and business disruption that may occur upon joint venture termination.

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

We and our vendors have experienced diverse cyber attacks and expect to continue to experience cyber attacks going forward. As examples, the Company and its vendors have experienced attempts to gain access to systems, denial of service attacks, attempted malware infections, account takeovers, scanning activity, and phishing emails. Attacks can originate from external sources (including criminals, terrorists, nation states, or internal actors). The Company is dedicating and will continue to dedicate significant resources and incur significant expenses to maintain and update on an ongoing basis the systems and processes that are designed to mitigate the information security risks it faces and protect the security of its computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, disrupt or degrade service, or cause other damage. The impact of known cyber attacks has not been material to the Company’s operations or operating results through December 31, 2022. The Board and its Audit Committee and Nominating and Corporate Governance Committee are regularly informed regarding the Company’s information security policies, practices and status.

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

The costs of attempting to protect against the foregoing risks and the costs of responding to an information security incident are significant. Large scale data breaches at other entities increase the challenge we and our vendors face in maintaining the security of our information technology systems and proprietary information and of our customers’, employees’, members’ and other constituents’ sensitive information. Following an information security incident, our and/or our vendors’ remediation efforts may not be successful, and could result in interruptions, delays or cessation of service, and loss of existing or potential customers and members. In addition, breaches of our and/or our vendors’ security measures and the unauthorized access to or dissemination of sensitive personal information or proprietary information or confidential information about us, our customers, our members or other third-parties, could expose our customers’, members’ and other constituents’ private information and our customers, members and other constituents to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, and result in investigations, regulatory enforcement actions, material fines and penalties, loss of customers, litigation or other actions which could have a material adverse effect on our brand, reputation, businesses, operating results and cash flows.

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

Our information systems are critical to the operation of our businesses. We collect, process, maintain, retain, evaluate, utilize and distribute large amounts of personally identifiable, personal health, and financial information (including payment card information) and other confidential and sensitive data about our customers, employees, members and other constituents in the ordinary course of our businesses. Some of our information systems rely upon third party systems, including cloud service providers, to accomplish these tasks. The use and disclosure of such information is regulated at the federal, state and international levels, including, for example, the California Consumer Privacy Act which went into effect January 1, 2020, the EU’s GDPR which began to apply across the EU during 2018 and the audit program implemented by HHS under HIPAA. In some cases, such laws, rules and regulations also apply to our vendors and/or may hold us liable for any violations by our vendors. These laws, rules and regulations are subject to change (and many are rapidly evolving) and in recent years have given rise to increased enforcement activity, litigation, and other disputes. International laws, rules and regulations governing the use and disclosure of these types of information are generally more stringent than U.S. laws and regulations, and they vary from jurisdiction to jurisdiction. Noncompliance with applicable privacy or security laws or regulations, or any security breach, information security incident, and any other incident involving the theft, misappropriation, loss or other unauthorized disclosure of, or access to, sensitive or confidential customer, member or other constituent information, whether by us, by one of our business associates or vendors or by another third party, could require us to expend significant resources to remediate any damage, could interrupt our operations and could adversely affect our brand and reputation, membership and operating results and also could expose and/or has exposed us to mandatory disclosure requirements, adverse media attention, litigation (including class action litigation), governmental investigations and enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders, adverse actions against our licenses to do business and/or injunctive relief, any of which could adversely affect our businesses, operating results, cash flows or financial condition.

Our businesses depend on our customers’, members’ and other constituents’ willingness to entrust us with their health related and other sensitive personal information. Events that adversely affect that trust, including inadequate disclosure to our members or customers of our uses of their information, failing to keep our information technology systems and our customers’, members’ and other constituents’ sensitive information secure from significant attack, theft, damage, loss or unauthorized disclosure or access, whether as a result of our action or inaction (including human error) or that of our business associates, vendors or other third parties, could adversely affect our brand and reputation, membership and operating results and also could expose and/or has exposed us to mandatory disclosure to the media, litigation (including class action litigation), governmental investigations and enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders, adverse actions against our licenses to do business and/or injunctive relief, any of which could adversely affect our businesses, operating results, cash flows or financial condition. There can be no assurance that awe have or will be able to adequately prevent, detect, and/or remediate such data security incidents.

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

Our information systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches (including credit card or personally identifiable information breaches), cyber attacks, vandalism, catastrophic events and human error. If our information systems are damaged, fail to work properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience reputational damage, loss of critical information, customer disruption and interruptions or delays in our ability to perform essential functions and implement new and innovative services. We use third-party vendors to set-up, service, and/or maintain portions of our information technology systems, and our vendors may suffer the same types of issues, which could adversely affect our ability to access and use such systems and the data contained therein, which could result in similar harm. In addition, our efforts to comply with changes in U.S. and foreign laws and regulations, including privacy and information security laws and standards, may cause us to incur significant expense due to increased investment in technology and the development of new operational processes.

Our business success and operating results depend in part on effective information technology systems and on continuing to develop and implement improvements in technology. Pursuing multiple initiatives simultaneously could make this continued development and implementation significantly more challenging.

Many aspects of our operations are dependent on our information systems and the information collected, processed, stored, and handled by these systems. We rely heavily on our computer systems to manage our ordering, pricing, point-of-sale, pharmacy fulfillment, inventory replenishment, claims processing, customer loyalty and subscription programs, finance, human resources, and other processes. Throughout our operations, we collect, process, maintain, retain, evaluate, utilize and distribute large amounts of confidential and sensitive data and information, including personally identifiable information and protected health information, that our customers, employees, members and other constituents provide to purchase products or services, enroll in programs or services, register on our websites, interact with our personnel, or otherwise communicate with us. For these operations, we depend in part on the secure transmission of confidential information over public networks.

We have many different information and other technology systems supporting our businesses (including as a result of our acquisitions). Our businesses depend in large part on these systems to adequately price our products and services; accurately establish reserves, process claims and report operating results; and interact with providers, employer plan sponsors, customers, members, consumers and vendors in an efficient and uninterrupted fashion. In addition, recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Certain of our technology systems (including software) are older, legacy systems that are less flexible, less efficient and require a significant ongoing commitment of capital and human resources to maintain, protect and enhance them and to integrate them with our other systems. We must re-engineer and reduce the number of these systems to meet changing consumer and vendor preferences and needs, improve our productivity and reduce our operating expenses. We also need to develop or acquire new technology systems, contract with new vendors or modify certain of our existing systems to support the consumer-oriented and transformation products and services we are developing, operating and expanding and/or to meet current and developing industry and regulatory standards, including to keep pace with continuing changes in information processing technology, emerging cybersecurity risks and threats, and changes to applicable privacy and security laws, rules and regulations. If we fail to achieve these objectives, our ability to profitably grow our business and/or our operating results may be adversely affected.

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

We and our vendors are subject to business continuity hazards and other risks, including natural disasters, utility and other mechanical failures, acts of war or terrorism, acts of civil unrest, crime, disruption of communications, data security and preservation, disruption of supply or distribution, safety regulation and labor difficulties. The occurrence of any of these or other events to us or our vendors might disrupt or shut down our operations or otherwise adversely affect our operations. We also may be subject to certain liability claims in the event of an injury or loss of life, or damage to property, resulting from such events. Although we have developed procedures for crisis management and disaster recovery and business continuity plans and maintain insurance policies that we believe are customary and adequate for our size and industry, our insurance policies include limits and exclusions and, as a result, our coverage may be insufficient to protect against all potential hazards and risks incident to our businesses. In addition, our crisis management and disaster recovery procedures and business continuity plans may not be effective. Should any such hazards or risks occur, or should our insurance coverage be inadequate or unavailable, our businesses, operating results, cash flows and financial condition could be adversely affected.

Financial Risks

We would be adversely affected if we do not effectively deploy our capital. Downgrades or potential downgrades in our credit ratings, should they occur, could adversely affect our brand and reputation, businesses, operating results, cash flows and financial condition.

Our operations generate significant capital, and we may from time to time raise additional capital, subject to market conditions. The manner in which we deploy our capital, including investments in our businesses, our operations (such as information technology and other strategic and capital projects), dividends, acquisitions, share and/or debt repurchases, repayment of debt, reinsurance or other capital uses, impacts our financial strength, claims paying ability and credit ratings issued by nationally-recognized statistical rating organizations. Credit ratings issued by nationally-recognized statistical rating organizations are broadly distributed and generally used throughout our industries. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations or obligations to our insureds. We believe our credit ratings and the financial strength and claims paying ability of our principal insurance and HMO subsidiaries are important factors in marketing our Health Care Benefits products to certain of our customers.

Each of the ratings organizations reviews our ratings periodically, and there can be no assurance that our current ratings will be maintained in the future. Downgrades in our ratings could adversely affect our businesses, operating results, cash flows and financial condition.

Goodwill and other intangible assets could, in the future, become impaired.

As of December 31, 2022 and December 31, 2021, we had $102.9 billion and $108.1 billion, respectively, of goodwill and other intangible assets. Goodwill and indefinite-lived intangible assets are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate that the carrying value may not be recoverable. When evaluating goodwill for potential impairment, we compare the fair value of our reporting units to their respective carrying amounts. We estimate the fair value of our reporting units using a combination of a discounted cash flow method and a market multiple method. If the carrying amount of a reporting unit exceeds its estimated fair value, a goodwill impairment loss is recognized in an amount equal to the excess to the extent of the goodwill balance. Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to its carrying value. The Company estimates the fair value of its indefinite-lived trademarks using the relief from royalty method under the income approach. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. Definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. If indicators of impairment are present, the Company first compares the carrying amount of the asset group to the estimated future cash flows associated with the asset group (undiscounted). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group’s estimated future cash flows (discounted).

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
•lowering interest rates on high-quality short-term or medium-term debt securities and thereby materially reducing our net investment income and operating results as the proceeds from securities in our investment portfolio that mature or are otherwise disposed of continue to be reinvested in lower yielding securities;
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

Retail/LTC Segment

As of December 31, 2022, the Retail/LTC segment operated the following properties:

•Approximately 7,795 retail stores, of which approximately 5% were owned. Net selling space for retail stores was approximately 77.4 million square feet as of December 31, 2022.
•Approximately 1,880 retail pharmacies within retail chains, as well as approximately 60 clinics in Target Corporation (“Target”) stores;
•Owned distribution centers and leased distribution facilities throughout the United States totaling approximately 10.7 million square feet; and
•Owned and leased LTC pharmacies throughout the United States and an owned LTC repackaging facility.

In connection with certain business dispositions completed between 1995 and 1997, the Company continues to guarantee lease obligations for 67 former stores. The Company is indemnified for these guarantee obligations by the respective initial purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information on these guarantees, see “Lease Guarantees” in Note 16 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K.

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

Information about our Executive Officers

The following sets forth the name, age and biographical information for each of the Registrant’s executive officers as of February 8, 2023. In each case the officer’s term of office extends to the date of the meeting of the Board following the next annual meeting of stockholders of CVS Health Corporation. Previous positions and responsibilities held by each of the executive officers over the past five years or more are indicated below:

    Sreekanth K. Chaguturu, M.D., age 44, Executive Vice President and Chief Medical Officer of CVS Health Corporation since May 2022; Chief Medical Officer of CVS Caremark from September 2019 through May 2022; Chief Population Health Officer at Mass General Brigham, a non-profit hospital formerly known as Partners HealthCare, from August 2017 through August 2019; Vice President, Population Health Management at Mass General Brigham from June 2014 through August 2017. Dr. Chaguturu is also an Attending Physician at Massachusetts General Hospital and an Instructor in Internal Medicine at Harvard Medical School from July 2007 to the present.

    James D. Clark, age 58, Senior Vice President - Controller and Chief Accounting Officer of CVS Health Corporation since November 2018; Vice President - Finance and Accounting of CVS Pharmacy, Inc. from September 2009 through October 2018.

    Daniel P. Finke, age 52, Executive Vice President of CVS Health Corporation and President of Health Care Benefits since February 2021; Executive Vice President, Commercial Business and Markets of Aetna Inc. from February 2020 through January 2021; Executive Vice President, Consumer Health and Service of Aetna Inc. from June 2018 through January 2020; Senior Vice President, Network and Clinical Services of Aetna Inc. from January 2016 through May 2018.

    Shawn M. Guertin, age 59, Executive Vice President and Chief Financial Officer of CVS Health Corporation since May 2021; Executive Vice President, Chief Financial Officer and Chief Enterprise Risk Officer of Aetna Inc. from February 2013 through May 2019; Senior Vice President, Finance of Aetna Inc. from April 2011 through January 2013.

    Laurie P. Havanec, age 62, Executive Vice President and Chief People Officer of CVS Health Corporation since February 2021; Executive Vice President and Chief People Officer, Otis Worldwide Corporation, an elevator, escalator and moving walkway manufacturer, from October 2019 through January 2021; Corporate Vice President, Talent of United Technologies Corporation, a multinational manufacturing conglomerate, from April 2017 through October 2019; Vice President - Human Resources, Institution Businesses of Aetna Inc. from 2013 through March 2017. Ms. Havanec is also a member of the board of directors of American Water Works Company, Inc., a publicly traded water and wastewater utility company.

    J. David Joyner, age 58, Executive Vice President of CVS Health Corporation and President of Pharmacy Services since January 2023; Strategic Business Advisor to gWell, Inc., a wellness technology company, since July 2021; Advisor to Podimetrics Inc., a health care company focused on the identification and treatment of diabetic foot ulcers since September 2020; Advisory Council to the Rawls College of Business of Texas Tech University since July 2020; Executive Vice President – Sales and Account Services, CVS Caremark for CVS Health Corporation from March 2011 through December 2019.

    Karen S. Lynch, age 60, President and Chief Executive Officer of CVS Health Corporation since February 2021; Executive Vice President of CVS Health Corporation from November 2018 through January 2021; President of Aetna Inc. from January 2015 through January 2021; and a director of CVS Health Corporation since February 2021.

    Tilak Mandadi, age 59, Executive Vice President and Chief Data, Digital and Technology Officer of CVS Health Corporation since July 2022; Chief Strategy Officer, MGM Resorts International from July 2021 through July 2022; Executive Vice President, Digital & Global Chief Technology Officer, Disney Parks, Experiences and Products from March 2013 through July 2021.

    Thomas M. Moriarty, age 59, Executive Vice President and General Counsel of CVS Health Corporation since October 2012; Chief Policy and External Affairs Officer since March 2017; Chief Strategy Officer from March 2014 through February 2017.

    Michelle A. Peluso, age 50, Executive Vice President and Chief Customer Officer of CVS Health Corporation since January 2021 and Co-President of Retail since January 2022; Senior Vice President, Digital Sales and Chief Marketing Officer, IBM, a multinational technology corporation, from February 2016 through January 2021; Chief Executive Officer, Gilt Groupe, Inc., an online shopping destination, from 2013 through February 2016. Ms. Peluso is also a member of the board of directors of Nike, Inc., an athletic footwear and clothing manufacturer.

    Prem Shah, age 43, Executive Vice President and Chief Pharmacy Officer of CVS Health Corporation since November 2021 and Co-President of Retail since January 2022; Executive Vice President, Specialty and Product Innovation, CVS Caremark from August 2018 through November 2021; Vice President - Specialty Pharmacy, CVS Caremark from February 2013 through July 2018.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

CVS Health Corporation’s common stock is listed on the New York Stock Exchange under the symbol “CVS.”

Dividends

During 2022, 2021 and 2020, the quarterly cash dividend was $0.55, $0.50 and $0.50 per share, respectively. In December 2022, the Board authorized a 10% increase in the quarterly cash dividend to $0.605 per share effective in 2023. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividends will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

See Note 12 ‘‘Shareholders’ Equity’’ included in Item 8 of this 10-K for information regarding CVS Health Corporation’s dividends.

Holders of Common Stock

As of February 1, 2023, there were 24,142 registered holders of the registrant’s common stock according to the records maintained by the registrant’s transfer agent.

Issuer Purchases of Equity Securities

The following share repurchase programs have been authorized by the Board:

In billions Authorization Date	Authorized	Remaining as of December 31, 2022
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	6.5

Each of the share Repurchase Programs was effective immediately and permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase (“ASR”) transactions, and/or other derivative transactions. Both the 2022 and 2021 Repurchase Programs can be modified or terminated by the Board at any time.

During the year ended December 31, 2022, the Company repurchased an aggregate of 34.1 million shares of common stock for approximately $3.5 billion pursuant to the 2021 Repurchase Program, including share repurchases under the $1.5 billion fixed dollar ASR transaction described below. During the years ended December 31, 2021 and 2020, the Company did not repurchase any shares of common stock.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $2.0 billion fixed dollar ASR with Citibank, N.A. (“Citibank”). Upon payment of the $2.0 billion purchase price on January 4, 2023, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $2.0 billion notional amount of the ASR or approximately 17.4 million shares at a price of $92.19 per share, which were placed into treasury stock in January 2023. At the conclusion of the ASR, the Company may receive additional shares representing the remaining 20% of the $2.0 billion notional amount. The ultimate number of shares the Company may receive will depend on the daily volume-weighted average price of the Company’s stock over an averaging period, less a discount. It is also possible, depending on such weighted average price, that the Company will have an obligation to Citibank which, at the Company’s option, could be settled in additional cash or by issuing shares. Under the terms of the ASR, the maximum number of shares that could be delivered to the Company is 43.4 million.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $1.5 billion fixed dollar ASR with Barclays Bank PLC. Upon payment of the $1.5 billion purchase price on January 4, 2022, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $1.5 billion notional amount of the ASR or approximately 11.6 million shares at a price of $103.34 per share, which were placed into treasury stock in January 2022. The

ASR was accounted for as an initial treasury stock transaction for $1.2 billion and a forward contract for $0.3 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus. In February 2022, the Company received approximately 2.7 million shares of CVS Health Corporation’s common stock, representing the remaining 20% of the $1.5 billion notional amount of the ASR, thereby concluding the ASR. These shares were placed into treasury stock and the forward contract was reclassified from capital surplus to treasury stock in February 2022.

At the time they were received, the initial and final receipt of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.

See Note 12 ‘‘Shareholders’ Equity’’ included in Item 8 of this 10-K for additional information regarding the Company’s share repurchases.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on CVS Health Corporation’s common stock (assuming reinvestment of dividends) with the cumulative total return on the S&P 500 Index, the S&P 500 Food and Staples Retailing Industry Group Index and the S&P 500 Healthcare Sector Group Index from December 31, 2017 through December 31, 2022. The graph assumes a $100 investment in shares of CVS Health Corporation’s common stock on December 31, 2017.

	December 31,
	2017	2018	2019	2020	2021	2022
CVS Health Corporation	$100	$93	$109	$103	$160	$148
S&P 500 (1)	100	96	126	149	191	157
S&P 500 Food & Staples Retailing Group Index (2)	100	101	129	150	187	168
S&P 500 Health Care Group Index (1) (3)	100	106	129	146	184	180
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

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading diversified health solutions company reshaping health care to help make healthier happen for more Americans. In an increasingly connected and digital world, CVS Health is meeting people wherever they are and changing health care to meet their needs. The Company has more than 9,000 retail locations, more than 1,100 walk-in medical clinics, a leading pharmacy benefits manager with over 110 million plan members with expanding specialty pharmacy solutions and a dedicated senior pharmacy care business serving more than one million patients per year. The Company also serves an estimated 35 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its integrated health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

The Company has four reportable segments: Health Care Benefits, Pharmacy Services, Retail/LTC and Corporate/Other, which are described below.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services, and health information technology products and services. The Health Care Benefits segment also provided workers’ compensation administrative services through its Coventry Health Care Workers’ Compensation business (“Workers’ Compensation business”) prior to the sale of this business on July 31, 2020. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” In addition, effective January 2022, the Company entered the individual public health insurance exchanges (“Public Exchanges”) in eight states through which it sells Insured plans directly to individual consumers. The Company entered Public Exchanges in four additional states effective January 2023.

Overview of the Pharmacy Services Segment

The Pharmacy Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, including plan design offerings and administration, formulary management, retail pharmacy network management services and mail order pharmacy. In addition, through the Pharmacy Services segment, the Company provides specialty pharmacy and infusion services, clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”).The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants. The Company also provides various administrative, management and reporting services to pharmaceutical manufacturers. The Pharmacy Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, plans offered on Public Exchanges and private health insurance exchanges, other sponsors of health benefit plans throughout the United States and Covered Entities. The Pharmacy Services segment operates retail specialty pharmacy stores, specialty mail order pharmacies, mail order dispensing pharmacies, compounding pharmacies and branches for infusion and enteral nutrition services.

Overview of the Retail/LTC Segment

The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, coronavirus disease 2019 (“COVID-19”) and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of December 31, 2022, the Retail/LTC segment operated more than 9,000 retail locations, more than 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies. For the year ended December 31, 2022, the Company dispensed 26.8% of the total retail pharmacy prescriptions in the United States.

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

COVID-19

The COVID-19 pandemic and its emerging new variants continue to impact the economies of the U.S. and other countries around the world. Our strong local presence and scale in communities across the country has enabled us to continue to play an indispensable role in the national response to COVID-19, as well as provide seamless support for our customers wherever they need us: in our CVS locations, in their homes, and virtually. The COVID-19 pandemic had a significant impact on the Company’s operating results for the years ended December 31, 2022, 2021 and 2020, primarily in the Company’s Health Care Benefits and Retail/LTC segments.

Health Care Benefits Segment

Beginning in mid-March 2020, the health care system experienced a significant reduction in utilization of medical services (“utilization”) that is discretionary and the cancellation of elective medical procedures. Utilization remained below historical levels through April 2020, began to recover in May and June 2020 and reached more normal levels in the third and fourth quarters of 2020, with select geographies impacted by COVID-19 waves. In response to COVID-19, the Company provided expanded benefit coverage to its members, including cost-sharing waivers for COVID-19 related treatments, as well as assistance to members through premium credits, telehealth cost-sharing waivers and other investments. During 2020, COVID-19 also resulted in a shift in the Company’s medical membership. The Company experienced declines in Commercial membership due to reductions in workforce at our existing customers, substantially offset by increases in Medicaid membership primarily as a result of the suspension of eligibility redeterminations and increased unemployment.

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

During the year ended December 31, 2022, the impact of COVID-19 within the Health Care Benefits segment has generally stabilized as a result of the Company’s ability to capture COVID-19 related medical costs in pricing.

Retail/LTC Segment

During March 2020, the Company experienced increased prescription volume due to the greater use of 90-day prescriptions and early refills of maintenance medications, as well as increased front store volume as consumers prepared for the COVID-19 pandemic. Beginning in the second quarter and continuing throughout the remainder of the year, the Company experienced reduced customer traffic in its retail pharmacies and MinuteClinic locations due to shelter-in-place orders as well as reduced new therapy prescriptions and decreased long-term care prescription volume as a result of the COVID-19 pandemic. In addition, the Company incurred incremental operating expenses associated with the Company’s COVID-19 pandemic response efforts and waived fees associated with prescription home delivery and associated front store products. During 2020, the Company also played a key role in supporting the local communities in which it operates through the administration of diagnostic testing at its CVS pharmacy locations, as well as in long-term care facilities, at community-based testing sites in underserved areas and through its Return ReadySM solution. The Company also began administering COVID-19 vaccinations in long-term care facilities during December 2020.

During the first quarter of 2021, the Company experienced reduced customer traffic in its retail pharmacies, which reflected the impact of a weaker cough, cold and flu season, while it administered the highest quarterly volume of COVID-19 diagnostic tests. The Company began administering COVID-19 vaccines in its retail pharmacies during February 2021. During the second quarter, the segment generated earnings from COVID-19 vaccines and saw improved customer traffic as vaccinated customers began more actively shopping in CVS locations. During the third and fourth quarters, emerging new variants drove the continued administration of COVID-19 vaccinations (including boosters) and diagnostic testing, while the segment also generated earnings from the sale of over-the-counter (“OTC”) test kits in the front store. During the year ended December 31, 2021, the Company administered more than 32 million COVID-19 tests and more than 59 million COVID-19 vaccines and sold more than 22 million OTC test kits.

During the year ended December 31, 2022, the customary quarterly operating income progression in the Retail/LTC segment continued to be impacted by COVID-19. During the first quarter, the Company saw high volumes of administration of COVID-19 vaccinations, as well as demand for OTC test kits in the front store, particularly in the beginning of the year when the Omicron variant incidence was high. In addition, the Company administered the highest quarterly volume of COVID-19 diagnostic tests of 2022 during the first quarter, however a decline compared to the prior year. During the second and third quarters, the Company continued to generate earnings from the sale of OTC test kits, as customers performed more in-home testing versus diagnostic testing, in addition to earnings from the continued administration of COVID-19 diagnostic testing and vaccinations, albeit at lower levels than those experienced in the first quarter. During the fourth quarter, the Company saw an increase in COVID-19 vaccine administration from the prior quarter related to the bivalent COVID-19 booster. During the year ended December 31, 2022, the Company administered more than 15 million COVID-19 tests and nearly 28 million COVID-19 vaccines and sold more than 63 million OTC test kits.

The COVID-19 pandemic continues to evolve. The Company believes COVID-19’s impact on its businesses, operating results, cash flows and/or financial condition primarily will be driven by the geographies impacted and the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies and consumer behavior and health care utilization patterns; and the timing, scope and impact of legislation as well as other federal, state and local governmental responses to the pandemic. Those primary drivers are beyond the Company’s knowledge and control. As a result, the impact COVID-19 will have on the Company’s businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be adverse and material. COVID-19 also may result in legal and regulatory proceedings, investigations and claims against the Company.

Results of Operations

The following information summarizes the Company’s results of operations for 2022 compared to 2021. For discussion of the Company’s results of operations for 2021 compared to 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 9, 2022.

Summary of Consolidated Financial Results

				Change
	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
In millions	2022	2021	2020	$	%	$	%
Revenues:
Products	$226,616	$203,738	$190,688	$22,878	11.2%	$13,050	6.8%
Premiums	85,330	76,132	69,364	9,198	12.1%	6,768	9.8%
Services	9,683	11,042	7,856	(1,359)	(12.3)%	3,186	40.6%
Net investment income	838	1,199	798	(361)	(30.1)%	401	50.3%
Total revenues	322,467	292,111	268,706	30,356	10.4%	23,405	8.7%
Operating costs:
Cost of products sold	196,892	175,803	163,981	21,089	12.0%	11,822	7.2%
Benefit costs	71,281	64,260	55,679	7,021	10.9%	8,581	15.4%
Opioid litigation charges	5,803	—	—	5,803	100.0%	—	—%
Loss on assets held for sale	2,533	—	—	2,533	100.0%	—	—%
Store impairments	—	1,358	—	(1,358)	(100.0)%	1,358	100.0%
Goodwill impairment	—	431	—	(431)	(100.0)%	431	100.0%
Operating expenses	38,212	37,066	35,135	1,146	3.1%	1,931	5.5%
Total operating costs	314,721	278,918	254,795	35,803	12.8%	24,123	9.5%
Operating income	7,746	13,193	13,911	(5,447)	(41.3)%	(718)	(5.2)%
Interest expense	2,287	2,503	2,907	(216)	(8.6)%	(404)	(13.9)%
Loss on early extinguishment of debt	—	452	1,440	(452)	(100.0)%	(988)	(68.6)%
Other income	(169)	(182)	(206)	13	7.1%	24	11.7%
Income before income tax provision	5,628	10,420	9,770	(4,792)	(46.0)%	650	6.7%
Income tax provision	1,463	2,522	2,569	(1,059)	(42.0)%	(47)	(1.8)%
Income from continuing operations	4,165	7,898	7,201	(3,733)	(47.3)%	697	9.7%
Loss from discontinued operations, net of tax	—	—	(9)	—	—%	9	100.0%
Net income	4,165	7,898	7,192	(3,733)	(47.3)%	706	9.8%
Net (income) loss attributable to noncontrolling interests	(16)	12	(13)	(28)	(233.3)%	25	192.3%
Net income attributable to CVS Health	$4,149	$7,910	$7,179	$(3,761)	(47.5)%	$731	10.2%

Commentary - 2022 compared to 2021

Revenues
•Total revenues increased $30.4 billion, or 10.4%, in 2022 compared to 2021. The increase in total revenues was primarily driven by growth across all segments.
•Please see “Segment Analysis” later in this MD&A for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $1.1 billion, or 3.1%, in 2022 compared to 2021. The increase in operating expenses was primarily due to increased operating expenses to support growth in the business, incremental investments in business operations and decreased gains from legal settlements in 2022 compared to 2021. These increases were partially offset by a decrease in amortization of intangible assets compared to the prior year, as well as pre-tax gains of $250 million on the sale of the Company’s wholly-owned subsidiary bswift LLC (“bswift”) and $225 million on the sale of PayFlex Holdings, Inc. (“PayFlex”), both of which were sold during 2022.
•Operating expenses as a percentage of total revenues decreased to 11.8% in 2022 compared to 12.7% in 2021. The decrease in operating expenses as a percentage of total revenues was primarily due to the increases in total revenues described above.
•Please see “Segment Analysis” later in this MD&A for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $5.4 billion, or 41.3%, in 2022 compared to 2021. The decrease in operating income was primarily driven by the $5.8 billion of opioid litigation charges and declines in the Retail/LTC segment, which included a $2.5 billion loss on assets held for sale related to the write-down of the Company’s Omnicare® long-term care business (“LTC business”) during 2022, partially offset by the absence of a store impairment charge of approximately $1.4 billion and a $431 million goodwill impairment charge on the remaining goodwill of the LTC reporting unit, both of which were recorded in the prior year. These decreases were partially offset by increases in the Health Care Benefits segment, which included the pre-tax gains of $250 million on the sale of bswift and $225 million on the sale of PayFlex and a decrease in amortization of intangible assets, as well as improved purchasing economics and growth in specialty pharmacy in the Pharmacy Services segment.
•Please see “Segment Analysis” later in this MD&A for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense decreased $216 million, or 8.6%, in 2022 compared to 2021, due to lower debt in the year ended December 31, 2022. See “Liquidity and Capital Resources” later in this report for additional information.

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

Income tax provision
•The Company’s effective income tax rate increased to 26.0% in 2022 compared to 24.2% in the prior year. The increase was primarily due to certain nondeductible legal charges and basis differences on the sale of certain subsidiaries in 2022. These increases were partially offset by the impact of certain discrete tax items concluded in the first quarter of 2022.

Outlook for 2023

With respect to 2023, the Company believes you should consider the following important information:

•The Health Care Benefits segment is expected to continue to benefit from Medicare and Commercial membership growth, partially offset by declines in Medicaid due to the impact of redeterminations in 2023.
•The Pharmacy Services segment is expected to continue to benefit from the Company’s ability to drive further improvements in purchasing economics and strong pharmacy network volume. These increases are expected to be partially offset by continued client price improvements and regulation of pharmacy pricing.
•The Retail/LTC segment is expected to continue to benefit from increased prescription volume and improved generic drug purchasing, partially offset by continued pharmacy reimbursement pressure and lower contributions from COVID-19 vaccinations, diagnostic testing and OTC test kits as COVID-19 transitions to the endemic stage.
•The Company is expected to benefit from enterprise-wide cost savings initiatives, which aim to reduce the Company’s operating cost structure in a way that improves the consumer experience and is sustainable. Key drivers include:
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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Pharmacy Services (1)	Retail/ LTC	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
2022
Total revenues	$91,409	$169,236	$106,594	$530	$(45,302)	$322,467
Adjusted operating income (loss)	5,984	7,356	6,705	(1,785)	(728)	17,532
2021
Total revenues	82,186	153,022	100,105	721	(43,923)	292,111
Adjusted operating income (loss)	5,012	6,859	7,623	(1,471)	(711)	17,312
2020
Total revenues	75,467	141,938	91,198	426	(40,323)	268,706
Adjusted operating income (loss)	6,188	5,688	6,146	(1,306)	(708)	16,008
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $12.6 billion, $11.6 billion and $10.9 billion of retail co-payments for 2022, 2021 and 2020, respectively. See Note 1 ‘‘Significant Accounting Policies’’ included in Item 8 of this 10-K for additional information about retail co-payments.
(2)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Pharmacy Services segment, and/or the Retail/LTC segment. Intersegment adjusted operating income eliminations occur when members of Pharmacy Services segment clients enrolled in Maintenance Choice® elect to pick up maintenance prescriptions at one of the Company’s retail pharmacies instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail/LTC segments record the adjusted operating income on a stand-alone basis.

The following are reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income to segment adjusted operating income:

	Year Ended December 31, 2022
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$5,118	$7,187	$3,778	$(7,609)	$(728)	$7,746
Amortization of intangible assets (1)	1,203	167	435	3	—	1,808
Office real estate optimization charges (2)	97	2	—	18	—	117
Gain on divestiture of subsidiaries (3)	(475)	—	—	—	—	(475)
Opioid litigation charges (4)	—	—	—	5,803	—	5,803
Loss on assets held for sale (5)	41	—	2,492	—	—	2,533
Adjusted operating income (loss)	$5,984	$7,356	$6,705	$(1,785)	$(728)	$17,532

	Year Ended December 31, 2021
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$3,521	$6,667	$5,322	$(1,606)	$(711)	$13,193
Amortization of intangible assets (1)	1,552	192	512	3	—	2,259
Acquisition-related integration costs (6)	—	—	—	132	—	132
Store impairments (7)	—	—	1,358	—	—	1,358
Goodwill impairment (8)	—	—	431	—	—	431
Acquisition purchase price adjustment outside of measurement period (9)	(61)	—	—	—	—	(61)
Adjusted operating income (loss)	$5,012	$6,859	$7,623	$(1,471)	$(711)	$17,312

	Year Ended December 31, 2020
In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Operating income (loss) (GAAP measure)	$5,166	$5,454	$5,640	$(1,641)	$(708)	$13,911
Amortization of intangible assets (1)	1,598	234	506	3	—	2,341
Acquisition-related integration costs (6)	—	—	—	332	—	332
Gain on divestiture of subsidiary (3)	(269)	—	—	—	—	(269)
Receipt of fully reserved ACA risk corridor receivable (10)	(307)	—	—	—	—	(307)
Adjusted operating income (loss)	$6,188	$5,688	$6,146	$(1,306)	$(708)	$16,008
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
(2)In 2022, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the planned reduction of corporate office real estate space in response to the Company’s new flexible work arrangement. The office real estate optimization charges are reflected in the Company’s GAAP consolidated statement of operations in operating expenses within the Health Care Benefits, Corporate/Other and Pharmacy Services segments.
(3)In 2022, the gain on divestiture of subsidiaries represents the pre-tax gain on the sale of bswift, which the Company sold in November 2022, and the pre-tax gain on the sale of PayFlex, which the Company sold in June 2022. In 2020, the gain on divestiture of subsidiary represents the pre-tax gain on the sale of the Workers’ Compensation business, which the Company sold in July 2020. The gains on divestitures are reflected as a reduction of operating expenses in the Company’s GAAP consolidated statements of operations within the Health Care Benefits segment.
(4)In 2022, the opioid litigation charges relate to agreements to resolve substantially all opioid claims against the Company by certain states and governmental entities. The opioid litigation charges are reflected within the Corporate/Other segment.
(5)In 2022, the loss on assets held for sale relates to the LTC reporting unit within the Retail/LTC segment. The Company continually evaluates its portfolio for non-strategic assets. The Company determined that its LTC business was no longer a strategic asset and during the third quarter of 2022 committed to a plan to sell the LTC business. As of September 30, 2022, the LTC business met the criteria for held-for-sale accounting and the net assets were accounted for as assets held for sale. The carrying value of the LTC business was determined to be greater than its estimated fair value less costs to sell and a loss on assets held for sale was recorded during the third quarter of 2022. As of December 31, 2022, the net assets of the LTC business continued to meet the criteria for held-for-sale accounting and during the fourth quarter of 2022, an incremental loss on assets held for sale was recorded to write down the carrying value of the LTC business to its estimated fair value less costs to sell. During 2022, the loss on assets held for sale also relates to the Commercial Business reporting unit within the Health Care Benefits segment. In March 2022, the Company reached an agreement to sell its international health care business domiciled in Thailand (“Thailand business”), which was included in the Commercial Business reporting unit. At that time, a portion of the Commercial Business goodwill was specifically allocated to the Thailand business. The net assets of the Thailand business were accounted for as assets held for sale at March 31, 2022. The carrying value of the Thailand business was determined to be greater than its estimated fair value less costs to sell and a loss on assets held for sale was recorded during the first quarter of 2022. The sale of the Thailand business closed in the second quarter of 2022, and the ultimate loss on the sale was not material.
(6)In 2021 and 2020, acquisition-related integration costs relate to the Company’s acquisition (the “Aetna Acquisition”) of Aetna Inc. (“Aetna”). The acquisition-related integration costs are reflected in the Company’s GAAP consolidated statements of operations in operating expenses within the Corporate/Other segment.
(7)In 2021, the store impairment charge relates to the write down of operating lease right-of-use assets and property and equipment in connection with the planned closure of approximately 900 retail stores between 2022 and 2024. The store impairment charge is reflected within the Retail/LTC segment.
(8)In 2021, the goodwill impairment charge relates to an impairment of the remaining goodwill of the LTC reporting unit within the Retail/LTC segment.
(9)In 2021, the Company received $61 million related to a purchase price working capital adjustment for an acquisition completed during the first quarter of 2020. The resolution of this matter occurred subsequent to the acquisition accounting measurement period and is reflected in the Company’s GAAP consolidated statement of operations as a reduction of operating expenses within the Health Care Benefits segment.
(10)In 2020, the Company received $313 million owed to it under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended, collectively, the “ACA”)’s risk corridor program that was previously fully reserved for as payment was uncertain. After considering offsetting items such as the ACA’s minimum medical loss ratio (“MLR”) rebate requirements and premium taxes, the Company recognized pre-tax income of $307 million in the Company’s GAAP consolidated statement of operations within the Health Care Benefits segment.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
In millions, except percentages and basis points (“bps”)	2022	2021	2020	$	%	$	%
Revenues:
Premiums	$85,274	$76,064	$69,301	$9,210	12.1%	$6,763	9.8%
Services	5,659	5,536	5,683	123	2.2%	(147)	(2.6)%
Net investment income	476	586	483	(110)	(18.8)%	103	21.3%
Total revenues	91,409	82,186	75,467	9,223	11.2%	6,719	8.9%
Benefit costs	71,611	64,662	56,083	6,949	10.7%	8,579	15.3%
MBR (Benefit costs as a % of premium revenues)	84.0%	85.0%	80.9%	(100)	bps	410	bps
Loss on assets held for sale	$41	$—	$—	$41	100.0%	$—	—%
Operating expenses	14,639	14,003	14,218	636	4.5%	(215)	(1.5)%
Operating expenses as a % of total revenues	16.0%	17.0%	18.8%
Operating income	$5,118	$3,521	$5,166	$1,597	45.4%	$(1,645)	(31.8)%
Operating income as a % of total revenues	5.6%	4.3%	6.8%
Adjusted operating income (1)	$5,984	$5,012	$6,188	$972	19.4%	$(1,176)	(19.0)%
Adjusted operating income as a % of total revenues	6.5%	6.1%	8.2%
Premium revenues (by business):
Government	$63,141	$55,739	$48,928	$7,402	13.3%	$6,811	13.9%
Commercial	22,133	20,325	20,373	1,808	8.9%	(48)	(0.2)%
_____________________________________________
(1)See “Segment Analysis” above in this MD&A for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Health Care Benefits segment, which represents the Company’s principal measure of segment performance.

Commentary - 2022 compared to 2021

Revenues
•Total revenues increased $9.2 billion, or 11.2%, to $91.4 billion in 2022 compared to 2021 driven by growth across all product lines.

Medical Benefit Ratio
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
•The MBR decreased from 85.0% to 84.0% in 2022 compared to the prior year primarily driven by the net favorable impact of COVID-19 compared to the prior year, partially offset by the unfavorable impact of the flu compared to the prior year.

Loss on assets held for sale
•During 2022, the Company recorded a $41 million loss on assets held for sale on its Thailand business, which is included in the Commercial Business reporting unit within the Health Care Benefits segment. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ included in Item 8 of this 10-K for additional information.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.

•Operating expenses increased $636 million, or 4.5%, in 2022 compared to 2021. The increase in operating expenses was primarily driven by increased operating expenses to support the growth across all product lines described above, incremental investments in the business, as well as office real estate optimization charges recorded in 2022 in connection with the planned reduction of corporate office real estate space. These increases were partially offset by the pre-tax gains of $250 million on the sale of bswift and $225 million on the sale of PayFlex.
•Operating expenses as a percentage of total revenues decreased to 16.0% in 2022 compared to 17.0% in 2021. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues described above and the pre-tax gains on the sales of bswift and PayFlex.

Adjusted operating income
•Adjusted operating income increased $972 million, or 19.4%, in 2022 compared to 2021. The increase in adjusted operating income was primarily driven by the net favorable impact of COVID-19 compared to the prior year, strong underlying performance and membership growth. These increases were partially offset by incremental investments to support growth in the business, the unfavorable impact of the flu compared to the prior year and net realized capital losses.

The following table summarizes the Health Care Benefits segment’s medical membership as of December 31, 2022 and 2021:

	2022			2021
In thousands	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,136	13,896	17,032	3,258	13,530	16,788
Medicare Advantage	3,270	—	3,270	2,971	—	2,971
Medicare Supplement	1,363	—	1,363	1,285	—	1,285
Medicaid	2,234	497	2,731	2,333	471	2,804
Total medical membership	10,003	14,393	24,396	9,847	14,001	23,848

Supplemental membership information:
Medicare Prescription Drug Plan (standalone)			6,128			5,777
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
•Medical membership as of December 31, 2022 of 24.4 million increased 548,000 compared with December 31, 2021, reflecting increases in Medicare and Commercial membership, as underlying Commercial growth more than offset the impact of international divestitures. These increases were partially offset by a decline in Medicaid membership reflecting the previously disclosed loss of a large customer in the third quarter of 2022.

Medicare Update
On April 4, 2022, the U.S. Centers for Medicare & Medicaid Services (“CMS”) issued its final notice detailing final 2023 Medicare Advantage payment rates. Final 2023 Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 5.00%, excluding the CMS estimate of Medicare Advantage risk score trend. On February 1, 2023, CMS issued an advance notice detailing proposed 2024 Medicare Advantage payment rates. The 2024 Medicare Advantage rates, if finalized as proposed, will result in an expected average decrease in revenue for the Medicare Advantage industry of 2.27%, excluding the CMS estimate of Medicare Advantage risk score trend. CMS intends to publish the final 2024 rate announcement no later than April 3, 2023.

The ACA ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of four or higher (out of five) to qualify for bonus payments. CMS released the Company’s 2023 star ratings in October 2022. The Company’s 2023 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2024. Based on the Company’s membership at December 31, 2022, 21% of the Company’s Medicare Advantage members were in plans with 2023 star ratings of at least 4.0 stars, compared to 87% of the Company’s Medicare Advantage members being in plans with 2022 star ratings of at least 4.0 stars based on the Company’s membership at December 31, 2021.

Pharmacy Services Segment

The following table summarizes the Pharmacy Services segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
In millions, except percentages	2022	2021	2020	$	%	$	%
Revenues:
Products	$168,004	$151,851	$140,950	$16,153	10.6%	$10,901	7.7%
Services	1,232	1,171	988	61	5.2%	183	18.5%
Total revenues	169,236	153,022	141,938	16,214	10.6%	11,084	7.8%
Cost of products sold	160,421	144,894	135,045	15,527	10.7%	9,849	7.3%
Operating expenses	1,628	1,461	1,439	167	11.4%	22	1.5%
Operating expenses as a % of total revenues	1.0%	1.0%	1.0%
Operating income	$7,187	$6,667	$5,454	$520	7.8%	$1,213	22.2%
Operating income as a % of total revenues	4.2%	4.4%	3.8%
Adjusted operating income (1)	$7,356	$6,859	$5,688	$497	7.2%	$1,171	20.6%
Adjusted operating income as a % of total revenues	4.3%	4.5%	4.0%
Revenues (by distribution channel):
Pharmacy network (2)	$97,668	$91,715	$85,045	$5,953	6.5%	$6,670	7.8%
Mail choice (3)	70,466	60,547	56,071	9,919	16.4%	4,476	8.0%
Other	1,102	760	822	342	45.0%	(62)	(7.5)%
Pharmacy claims processed: (4)
Total	2,336.6	2,244.7	2,112.9	91.9	4.1%	131.8	6.2%
Pharmacy network (2)	2,003.6	1,914.0	1,790.1	89.6	4.7%	123.9	6.9%
Mail choice (3)	333.0	330.7	322.8	2.3	0.7%	7.9	2.4%
Generic dispensing rate: (4)
Total	87.4%	86.8%	88.2%
Pharmacy network (2)	87.7%	87.0%	88.7%
Mail choice (3)	85.6%	85.6%	85.3%
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

Commentary - 2022 compared to 2021

Revenues
•Total revenues increased $16.2 billion, or 10.6%, to $169.2 billion in 2022 compared to 2021. The increase was primarily driven by increased pharmacy claims volume, growth in specialty pharmacy and brand inflation, partially offset by continued client price improvements.

Operating expenses
•Operating expenses in the Pharmacy Services segment include selling, general and administrative expenses; depreciation and amortization expense; and expenses related to specialty retail pharmacies, which include administrative payroll, employee benefits and occupancy costs.
•Operating expenses increased $167 million, or 11.4%, in 2022 compared to 2021. The increase was primarily driven by restructuring and business integration costs recorded in 2022.
•Operating expenses as a percentage of total revenues remained consistent at 1.0% in both 2022 and 2021.

Adjusted operating income
•Adjusted operating income increased $497 million, or 7.2%, in 2022 compared to 2021. The increase in adjusted operating income was primarily driven by improved purchasing economics, including increased contributions from the products and services of the Company’s group purchasing organization, partially offset by continued client price improvements.
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
•The Company’s pharmacy network claims processed increased 4.7% on a 30-day equivalent basis in 2022 compared to 2021 primarily driven by net new business, increased utilization and the impact of an elevated cough, cold and flu season compared to the prior year. These increases were partially offset by a decrease in COVID-19 vaccinations.
•The Company’s mail choice claims processed increased 0.7% on a 30-day equivalent basis in 2022 compared to 2021 primarily driven by net new business and the increased utilization of Maintenance Choice prescriptions.
•Excluding the impact of COVID-19 vaccinations, total pharmacy claims processed increased 5.1% on a 30-day equivalent basis in 2022 compared to the prior year.

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
•The Pharmacy Services segment’s total generic dispensing rate increased to 87.4% in 2022 compared to 86.8% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in brand prescriptions, largely attributable to decreased COVID-19 vaccinations in 2022 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate was 88.3% and 88.5% in 2022 and 2021, respectively.

Retail/LTC Segment

The following table summarizes the Retail/LTC segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
In millions, except percentages	2022	2021	2020	$	%	$	%
Revenues:
Products	$103,762	$95,652	$89,944	$8,110	8.5%	$5,708	6.3%
Services	2,876	4,436	1,254	(1,560)	(35.2)%	3,182	253.7%
Net investment income (loss)	(44)	17	—	(61)	(358.8)%	17	100.0%
Total revenues	106,594	100,105	91,198	6,489	6.5%	8,907	9.8%
Cost of products sold	79,684	72,832	67,284	6,852	9.4%	5,548	8.2%
Loss on assets held for sale	2,492	—	—	2,492	100.0%	—	—%
Store impairments	—	1,358	—	(1,358)	(100.0)%	1,358	100.0%
Goodwill impairment	—	431	—	(431)	(100.0)%	431	100.0%
Operating expenses	20,640	20,162	18,274	478	2.4%	1,888	10.3%
Operating expenses as a % of total revenues	19.4%	20.1%	20.0%
Operating income	$3,778	$5,322	$5,640	$(1,544)	(29.0)%	$(318)	(5.6)%
Operating income as a % of total revenues	3.5%	5.3%	6.2%
Adjusted operating income (1)	$6,705	$7,623	$6,146	$(918)	(12.0)%	$1,477	24.0%
Adjusted operating income as a % of total revenues	6.3%	7.6%	6.7%
Revenues (by major goods/service lines):
Pharmacy	$82,010	$76,121	$70,176	$5,889	7.7%	$5,945	8.5%
Front Store	22,780	21,315	19,655	1,465	6.9%	1,660	8.4%
Other	1,848	2,652	1,367	(804)	(30.3)%	1,285	94.0%
Net investment income (loss)	(44)	17	—	(61)	(358.8)%	17	100.0%
Prescriptions filled (2)	1,623.8	1,587.6	1,465.2	36.2	2.3%	122.4	8.4%
Same store sales increase: (3)
Total	9.0%	8.9%	5.6%
Pharmacy	9.5%	9.3%	7.0%
Front Store	7.4%	7.6%	0.9%
Prescription volume (2)	4.0%	9.3%	4.7%
Generic dispensing rate (2)	87.4%	85.7%	88.3%
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
(3)Same store sales and prescription volume represent the change in revenues and prescriptions filled in the Company’s retail pharmacy stores that have been operating for greater than one year, expressed as a percentage that indicates the increase or decrease relative to the comparable prior period. Same store metrics exclude revenues from MinuteClinic and revenues and prescriptions from LTC operations. Management uses these metrics to evaluate the performance of existing stores on a comparable basis and to inform future decisions regarding existing stores and new locations. Same-store metrics provide management and investors with information useful in understanding the portion of current revenues and prescriptions resulting from organic growth in existing locations versus the portion resulting from opening new stores.

Commentary - 2022 compared to 2021

Revenues
•Total revenues increased $6.5 billion, or 6.5%, to $106.6 billion in 2022 compared to 2021. The increase was primarily driven by increased prescription and front store volume, including the impact of an elevated cough, cold and flu season compared to the prior year and increased sales of COVID-19 OTC test kits in 2022 compared to 2021, as well as pharmacy drug mix and brand inflation. These increases were partially offset by decreased COVID-19 vaccinations and diagnostic testing, the impact of recent generic introductions and continued pharmacy reimbursement pressure.
•Pharmacy same store sales increased 9.5% in 2022 compared to 2021. The increase was primarily driven by the 4.0% increase in pharmacy same store prescription volume on a 30-day equivalent basis, including the impact of an elevated cough, cold and flu season compared to the prior year, pharmacy drug mix and brand inflation. These increases were partially offset by the impact of recent generic introductions and continued pharmacy reimbursement pressure.
•Front store same store sales increased 7.4% in 2022 compared to 2021. The increase was primarily due to strength in consumer health, including the impact of an elevated cough, cold and flu season compared to the prior year and increased sales of COVID-19 OTC test kits in 2022 compared to 2021.
•Other revenues decreased 30.3% in 2022 compared to 2021. The decrease was primarily due to decreased COVID-19 diagnostic testing in 2022 compared to the prior year.

Loss on assets held for sale
•During 2022, the Company recorded a loss on assets held for sale of approximately $2.5 billion related to the write-down of its LTC business. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ included in Item 8 of this 10-K for additional information.

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
•Operating expenses increased $478 million, or 2.4%, in 2022 compared to 2021. The increase was primarily due to incremental costs associated with increased volume, increased investments in the segment’s operations and capabilities, as well as decreased gains from legal settlements in 2022 compared to 2021. These increases were partially offset by lower expenses associated with COVID-19 vaccination administration compared to the prior year and the favorable impact of business initiatives in 2022.
•Operating expenses as a percentage of total revenues decreased to 19.4% in 2022 compared to 20.1% in 2021. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues described above.

Adjusted operating income
•Adjusted operating income decreased $918 million, or 12.0%, in 2022 compared to 2021. The decrease in adjusted operating income was primarily driven by decreased COVID-19 vaccinations and diagnostic testing, continued pharmacy reimbursement pressure, increased investments in the segment’s operations and capabilities and decreased gains from legal settlements in 2022 compared to 2021. These decreases were partially offset by the increased prescription and front store volume described above, improved generic drug purchasing and the favorable impact of business initiatives in 2022.
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
•Prescriptions filled increased 2.3% on a 30-day equivalent basis in 2022 compared to 2021 primarily driven by increased utilization and the impact of an elevated cough, cold and flu season compared to the prior year, partially offset by a decrease in COVID-19 vaccinations. Excluding the impact of COVID-19 vaccinations, prescriptions filled increased 4.4%, on a 30-day equivalent basis in 2022 compared to the prior year.

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
•The Retail/LTC segment’s generic dispensing rate increased to 87.4% in 2022 compared to 85.7% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in brand prescriptions, largely attributable to decreased COVID-19 vaccinations in 2022 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate was 89.0% in both 2022 and 2021.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
In millions, except percentages	2022	2021	2020	$	%	$	%
Revenues:
Premiums	$56	$68	$63	$(12)	(17.6)%	$5	7.9%
Services	68	57	48	11	19.3%	9	18.8%
Net investment income	406	596	315	(190)	(31.9)%	281	89.2%
Total revenues	530	721	426	(191)	(26.5)%	295	69.2%
Cost of products sold	42	37	—	5	13.5%	37	100.0%
Benefit costs	319	212	221	107	50.5%	(9)	(4.1)%
Opioid litigation charges	5,803	—	—	5,803	100.0%	—	—%
Operating expenses	1,975	2,078	1,846	(103)	(5.0)%	232	12.6%
Operating loss	(7,609)	(1,606)	(1,641)	(6,003)	(373.8)%	35	2.1%
Adjusted operating loss (1)	(1,785)	(1,471)	(1,306)	(314)	(21.3)%	(165)	(12.6)%
_____________________________________________
(1)See “Segment Analysis” above in this MD&A for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - 2022 compared to 2021

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues decreased $191 million, or 26.5%, in 2022 compared to 2021. The decrease was primarily driven by net realized capital losses in 2022 compared to net realized capital gains in 2021 and lower net investment income from private equity investments, partially offset by higher average invested assets and favorable average investment yields in 2022 compared to 2021.

Opioid litigation charges
•During 2022, the Company recorded $5.8 billion of opioid litigation charges. See Note 16 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K for additional information.

Adjusted operating loss
•Adjusted operating loss increased $314 million, or 21.3%, in 2022 compared to 2021. The increase was primarily driven by the decreases in net investment income described above and the strengthening of reserves in the Company’s long-term care insurance business, which occurred during the second quarter of 2022.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of December 31, 2022, the Company had approximately $12.9 billion in cash and cash equivalents, approximately $5.4 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash for the years ended December 31, 2022, 2021 and 2020 was as follows:

				Change
	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
In millions	2022	2021	2020	$	%	$	%
Net cash provided by operating activities	$16,177	$18,265	$15,865	$(2,088)	(11.4)%	$2,400	15.1%
Net cash used in investing activities	(5,047)	(5,261)	(5,534)	214	4.1%	273	4.9%
Net cash used in financing activities	(10,516)	(11,356)	(7,696)	840	7.4%	(3,660)	(47.6)%
Net increase in cash, cash equivalents and restricted cash	$614	$1,648	$2,635	$(1,034)	(62.7)%	$(987)	(37.5)%

Commentary - 2022 compared to 2021

•Net cash provided by operating activities decreased by $2.1 billion in 2022 compared to 2021 primarily due to the timing of payments and higher inventory purchases.
•Net cash used in investing activities decreased by $214 million in 2022 compared to 2021 primarily due to lower net purchases of investments and the gross proceeds from the divestitures of PayFlex and bswift, largely offset by a reduction in restricted cash as a result of the sale of health savings account funds held on behalf of customers in conjunction with the sale of PayFlex. In addition, cash used in investing activities reflected the following activity:
•Gross capital expenditures remained relatively consistent at approximately $2.7 billion and $2.5 billion in 2022 and 2021, respectively. During 2022, approximately 73% of the Company’s total capital expenditures were for technology, digital and other strategic initiatives and 27% were for store, fulfillment and support facilities expansion and improvements.
•Net cash used in financing activities decreased to $10.5 billion in 2022 compared to $11.4 billion in 2021. The decrease in cash used in financing activities primarily related to lower net repayments of long-term debt during 2022 compared to the prior year, partially offset by share repurchases in 2022.

Included in net cash used in investing activities for the years ended December 31, 2022, 2021 and 2020 was the following store development activity: (1)

	2022	2021	2020
Total stores (beginning of year)	9,939	9,962	9,896
New and acquired stores (2)	41	58	156
Closed stores (2)	(306)	(81)	(90)
Total stores (end of year)	9,674	9,939	9,962
Relocated stores (2)	4	17	18
_____________________________________________
(1)Includes retail drugstores and pharmacies within retail chains, primarily in Target Corporation (“Target”) stores.
(2)Relocated stores are not included in new and acquired stores or closed stores totals.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of December 31, 2022 or 2021. In connection with its commercial paper program, the Company maintains a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2025, a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2026, and a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2027. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of December 31, 2022 and 2021, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston (“FHLBB”)
A subsidiary of the Company is a member of the FHLBB. As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of December 31, 2022 was approximately $915 million. At both December 31, 2022 and 2021, there were no outstanding advances from the FHLBB.

Long-term Borrowings

Exercise of Par Call Redemptions
In May 2022, the Company exercised the par call redemption on its outstanding 3.5% senior notes due July 2022 to redeem for cash on hand the entire $1.5 billion aggregate principal amount.

In August 2022, the Company exercised the par call redemption on its outstanding 2.75% senior notes due November 2022 (issued by Aetna) to redeem for cash on hand the entire $1.0 billion aggregate principal amount.

In September 2022, the Company exercised the par call redemptions on its outstanding 2.75% senior notes due December 2022 and 4.75% senior notes due December 2022 (including notes issued by Omnicare, Inc.) to redeem for cash on hand the entire aggregate principal amount of $1.25 billion and $399 million, respectively.

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

Cash Flow Hedges
During March 2020, the Company entered into several interest rate swap transactions to manage interest rate risk. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in interest rates related to the anticipated issuance of $750 million aggregate principal amount of 3.625% unsecured senior notes due April 1, 2027, $1.5 billion aggregate principal amount of 3.75% unsecured senior notes due April 1, 2030, $1.0 billion aggregate principal amount of 4.125% unsecured senior notes due April 1, 2040 and $750 million aggregate principal amount of 4.25% unsecured senior notes due April 1, 2050 (collectively, the “March 2020 Notes”). In connection with the issuance of the March 2020 Notes on March 31, 2020, the Company terminated all outstanding cash flow hedges. The Company paid a net amount of $7 million to the hedge counterparties upon termination, which was recorded as a loss, net of tax, of $5 million in accumulated other comprehensive income and will be reclassified as interest expense over the life of the March 2020 Notes. See Note 13 ‘‘Other Comprehensive Income (Loss)’’ included in Item 8 of this 10-K for additional information.

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

See Note 8 ‘‘Borrowings and Credit Agreements’’ included in Item 8 of this 10-K for additional information about debt issuances and debt repayments.

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

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes (see Note 8 ‘‘Borrowings and Credit Agreements’’ included in Item 8 of this 10-K) contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of December 31, 2022, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of December 31, 2022, the Company’s long-term debt was rated “Baa2” by Moody’s Investors Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Stable” by Moody’s. In December 2022, S&P changed the outlook on the Company’s long-term debt from “Positive” to “Stable.” In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Programs

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

The following share repurchase programs have been authorized by the Board:

In billions Authorization Date	Authorized	Remaining as of December 31, 2022
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	6.5

Each of the share Repurchase Programs was effective immediately and permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase (“ASR”) transactions, and/or other derivative transactions. Both the 2022 and 2021 Repurchase Programs can be modified or terminated by the Board at any time.

During the year ended December 31, 2022, the Company repurchased an aggregate of 34.1 million shares of common stock for approximately $3.5 billion pursuant to the 2021 Repurchase Program, including share repurchases under the $1.5 billion fixed dollar ASR transaction described below. During the years ended December 31, 2021 and 2020, the Company did not repurchase any shares of common stock.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $2.0 billion fixed dollar ASR with Citibank, N.A. (“Citibank”). Upon payment of the $2.0 billion purchase price on January 4, 2023, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $2.0 billion notional amount of the ASR or approximately 17.4 million shares at a price of $92.19 per share, which were placed into treasury stock in January 2023. At the conclusion of the ASR, the Company may receive additional shares representing the remaining 20% of the $2.0 billion notional amount. The ultimate number of shares the Company may receive will depend on the daily volume-weighted average price of the Company’s stock over an averaging period, less a discount. It is also possible, depending on such weighted average price, that the Company will have an obligation to Citibank which, at the Company’s option, could be settled in additional cash or by issuing shares. Under the terms of the ASR, the maximum number of shares that could be delivered to the Company is 43.4 million.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $1.5 billion fixed dollar ASR with Barclays Bank PLC. Upon payment of the $1.5 billion purchase price on January 4, 2022, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $1.5 billion notional amount of the ASR or approximately 11.6 million shares at a price of $103.34 per share, which were placed into treasury stock in January 2022. The ASR was accounted for as an initial treasury stock transaction for $1.2 billion and a forward contract for $0.3 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus. In February 2022, the Company received approximately 2.7 million shares of CVS Health Corporation’s common stock, representing the remaining 20% of the $1.5 billion notional amount of the ASR, thereby concluding the ASR. These shares were placed into treasury stock and the forward contract was reclassified from capital surplus to treasury stock in February 2022.

At the time they were received, the initial and final receipt of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.

Dividends

During 2022, 2021 and 2020 the quarterly cash dividend was $0.55, $0.50 and $0.50 per share, respectively. In December 2022, the Board authorized a 10% increase in the quarterly cash dividend to $0.605 per share effective in 2023. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

Future Cash Requirements

The following table summarizes certain estimated future cash requirements under the Company’s various contractual obligations at December 31, 2022, in total and disaggregated into current and long-term obligations. The table below does not include future payments of claims to health care providers or pharmacies because certain terms of these payments are not determinable at December 31, 2022 (for example, the timing and volume of future services provided under fee-for-service arrangements and future membership levels for capitated arrangements).

In millions	Total	Current	Long-Term
Operating lease liabilities (1)	$24,039	$2,685	$21,354
Finance lease liabilities (1)	2,288	139	2,149
Contractual lease obligations with Target (2)	2,487	—	2,487
Long-term debt (3)	51,288	1,719	49,569
Interest payments on long-term debt (3)	29,472	2,042	27,430
Opioid litigation settlement agreements (4)	5,712	539	5,173
Other long-term liabilities on the consolidated balance sheets (5)
Future policy benefits (6)	5,407	385	5,022
Unpaid claims (6)	1,329	243	1,086
Policyholders’ funds (6) (7)	1,861	1,394	467
Total	$123,883	$9,146	$114,737
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
(3)Refer to Note 8 ‘‘Borrowings and Credit Agreements’’ included in Item 8 of this 10-K for additional information regarding the maturities of debt principal. Interest payments on long-term debt are calculated using outstanding balances and interest rates in effect on December 31, 2022.
(4)Refer to Note 16 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K for additional information regarding the opioid litigation settlement agreements.
(5)Payments of other long-term liabilities exclude Separate Accounts liabilities of approximately $3.2 billion because these liabilities are supported by assets that are legally segregated and are not subject to claims that arise out of the Company’s business.
(6)Total payments of future policy benefits, unpaid claims and policyholders’ funds include $705 million, $1.3 billion and $170 million, respectively, of reserves for contracts subject to reinsurance. The Company expects the assuming reinsurance carrier to fund these obligations and has reflected these amounts as reinsurance recoverable assets on the consolidated balance sheets.
(7)Customer funds associated with group life and health contracts of approximately $107 million have been excluded from the table above because such funds may be used primarily at the customer’s discretion to offset future premiums and/or for refunds, and the timing of the related cash flows cannot be determined. Additionally, net unrealized capital losses on debt securities supporting experience-rated products of $56 million, before tax, have been excluded from the table above.

Restrictions on Certain Payments

In addition to general state law restrictions on payments of dividends and other distributions to stockholders applicable to all corporations, health maintenance organizations (“HMOs”) and insurance companies are subject to further regulations that, among other things, may require those companies to maintain certain levels of equity (referred to as surplus) and restrict the amount of dividends and other distributions that may be paid to their equity holders. These regulations are not directly applicable to CVS Health Corporation as a holding company, since CVS Health Corporation is not an HMO or an insurance company. In addition, in connection with the Aetna Acquisition, the Company made certain undertakings that require prior regulatory approval of dividends by certain of its HMOs and insurance companies. The additional regulations and undertakings applicable to the Company’s HMO and insurance company subsidiaries are not expected to affect the Company’s ability to service the Company’s debt, meet other financing obligations or pay dividends, or the ability of any of the Company’s subsidiaries to service their debt or other financing obligations. Under applicable regulatory requirements and undertakings, at December 31, 2022, the maximum amount of dividends that may be paid by the Company’s insurance and HMO subsidiaries without prior approval by regulatory authorities was $2.7 billion in the aggregate.

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

At December 31, 2022 and 2021, the Company held investments of $331 million and $450 million, respectively, that are not accounted for as Separate Accounts assets but are legally segregated and are not subject to claims that arise out of the Company’s business. See Note 3 ‘‘Investments’’ included in Item 8 of this 10-K for additional information on investments related to the 2012 conversion of an existing group annuity contract from a participating to a non-participating contract.

Solvency Regulation

The National Association of Insurance Commissioners (the “NAIC”) utilizes risk-based capital (“RBC”) standards for insurance companies that are designed to identify weakly-capitalized companies by comparing each company’s adjusted surplus to its required surplus (the “RBC Ratio”). The RBC Ratio is designed to reflect the risk profile of insurance companies. Within certain ratio ranges, regulators have increasing authority to take action as the RBC Ratio decreases. There are four levels of regulatory action, ranging from requiring an insurer to submit a comprehensive financial plan for increasing its RBC to the state insurance commissioner to requiring the state insurance commissioner to place the insurer under regulatory control. At December 31, 2022, the RBC Ratio of each of the Company’s primary insurance subsidiaries was above the level that would require regulatory action. The RBC framework described above for insurers has been extended by the NAIC to health organizations, including HMOs. Although not all states had adopted these rules at December 31, 2022, at that date, each of the Company’s active HMOs had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules. External rating agencies use their own capital models and/or RBC standards when they determine a company’s rating.

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

Impairments of Debt Securities

The Company regularly reviews its debt securities to determine whether a decline in fair value below the cost basis or carrying value has occurred. If a debt security is in an unrealized loss position and the Company has the intent to sell the security, or it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis, the amortized cost basis of the security is written down to its fair value and the difference is recognized in net income. If a debt security is in an unrealized loss position and the Company does not have the intent to sell and it is more likely than not that the Company will not have to sell such security before recovery of its amortized cost basis, the Company bifurcates the impairment into credit-related and non-credit related (yield-related) components. The amount of the credit-related component is recorded as an allowance for credit losses and recognized in net income, and the amount of the non-credit related component is included in other comprehensive income (loss). The Company analyzes all facts and circumstances believed to be relevant for each investment when performing this analysis, in accordance with applicable accounting guidance.

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

Among the factors considered in evaluating whether a decline in fair value below the cost basis or carrying value has occurred are whether the decline results from a change in the quality of the debt security itself, whether the decline results from a downward movement in the market as a whole, and the prospects for realizing the carrying value of the debt security based on the investment’s current and short-term prospects for recovery. For unrealized losses determined to be the result of market conditions (for example, increasing interest rates and volatility due to conditions in the overall market) or industry-related events, the Company determines whether it intends to sell the debt security or if it is more likely than not that the Company will be required to sell the debt security prior to the anticipated recovery of the debt security’s amortized cost basis. If either case is true, the Company recognizes a non-credit related impairment, and the cost basis or carrying amount of the debt security is written down to fair value.

During the years ended December 31, 2022, 2021 and 2020, the Company recorded yield-related impairment losses on debt securities of $143 million, $42 million and $49 million, respectively. During the year ended December 31, 2022, the Company recorded credit-related losses on debt securities of $13 million. During the years ended December 31, 2021 and 2020, the Company did not record any credit-related impairment losses on debt securities.

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

Vendor Allowances and Purchase Discounts

Vendor and manufacturer receivables were $12.4 billion and $10.6 billion as of December 31, 2022 and 2021, respectively, the majority of which relate to purchase discounts and vendor allowances as described below.

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

The total reserve for estimated inventory losses covered by this critical accounting policy was $559 million and $522 million as of December 31, 2022 and 2021, respectively. Although management believes there is sufficient current and historical information available to record reasonable estimates for estimated inventory losses, it is possible that actual results could differ. In order to help investors assess the aggregate risk, if any, associated with the inventory-related uncertainties discussed above, a ten percent (10%) pre-tax change in estimated inventory losses, which is a reasonably likely change, would increase or decrease the total reserve for estimated inventory losses by approximately $56 million as of December 31, 2022.

Although management believes that the estimates discussed above are reasonable and the related calculations conform to generally accepted accounting principles, actual results could differ from such estimates, and such differences could be material.

Right-of-Use Assets and Lease Liabilities

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date of the lease, renewal date of the lease or significant remodeling of the lease space based on the present value of the remaining future minimum lease payments. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, determined by class of underlying asset, to discount the lease payments. The operating lease right-of-use assets also include lease payments made before commencement and are reduced by lease incentives. The Company evaluates the recoverability of its right-of-use assets as described in “Recoverability of Long-Lived Assets” below.

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

Recoverability of Long-Lived Assets

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

During the fourth quarter of 2022, the Company undertook an initiative to evaluate its corporate office real estate space in response to its new flexible work arrangement. As part of this initiative, the Company evaluated its current real estate space and changes in employee work arrangement requirements to ensure it had the appropriate space to support the business. As a result of this assessment, the Company determined that it would vacate and abandon certain leased corporate office spaces. Accordingly, in the three months ended December 31, 2022, the Company recorded office real estate optimization charges of $117 million, primarily consisting of $71 million related to operating lease right-of-use assets and $44 million related to property and equipment, within the Health Care Benefits, Corporate/Other and Pharmacy Services segments.

During the fourth quarter of 2021, the Company completed a strategic review of its retail business and announced the creation of new formats for its stores to continue to drive higher engagement with customers. As part of this review, the Company evaluated changes in population, consumer buying patterns and future health needs to ensure it has the right kinds of stores in the right locations for consumers and for the business. In connection with this initiative, on November 17, 2021, the Board authorized the closing of approximately 900 retail stores, approximately 300 stores each year, between 2022 and 2024. As a result, management determined that there were indicators of impairment with respect to the impacted stores’ asset groups, including the associated operating lease right-of-use assets and property and equipment. A long-lived asset impairment test was performed during the fourth quarter of 2021 and the results of the impairment test indicated that the fair value of certain retail store asset groups was lower than their respective carrying values. Accordingly, in the three months ended December 31, 2021, the Company recorded a store impairment charge of approximately $1.4 billion, consisting of a write down of approximately

$1.1 billion related to operating lease right-of-use assets and $261 million related to property and equipment, within the Retail/LTC segment.

There were no material impairment charges recognized on long-lived assets during the year ended December 31, 2020.

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

2022 Goodwill Impairment Test
During the third quarter of 2022, the Company performed its required annual impairment test of goodwill. The results of the impairment tests indicated that there was no impairment of goodwill as of the testing date. The fair values of the reporting units with goodwill exceeded their carrying values by significant margins.

Subsequent to the closing date of the Aetna Acquisition in November 2018, the Company had experienced declines in its Commercial Insured medical membership. In 2022, the Company has grown its Commercial Insured medical membership, excluding the impact of the divestiture of the Thailand business described in Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ included in Item 8 of this 10-K. Adverse economic conditions may impact medical membership in the Commercial business due to reductions in workforce at existing customers. The Company’s fair value estimate is sensitive to significant assumptions including changes in medical membership, revenue growth rate, operating income and the discount rate. The Company believes the financial projections used to determine the fair value of the Commercial Business reporting unit in the third quarter of 2022 were reasonable and achievable. As of December 31, 2022, the goodwill balance in the Commercial Business reporting unit was $25.5 billion.

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

The indefinite-lived intangible asset impairment loss calculation contains uncertainty since management must use judgment to estimate fair value based on the assumption that, in lieu of ownership of an intangible asset, the Company would be willing to pay a royalty in order to utilize the benefits of the asset. Fair value is estimated by discounting the hypothetical royalty payments to their present value over the estimated economic life of the asset. These estimates can be affected by a number of factors including general economic conditions, availability of market information and the profitability of the Company. There were no impairment losses recognized on indefinite-lived intangible assets in any of the years ended December 31, 2022, 2021 or 2020.

Health Care Costs Payable

At both December 31, 2022 and 2021, 75% of health care costs payable are estimates of the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”). Health care costs payable also include an estimate of the cost of services that will continue to be rendered after the financial statement date if the Company is obligated to pay for such services in accordance with contractual or regulatory requirements. The remainder of health care costs payable is primarily comprised of pharmacy and capitation payables, other amounts due to providers pursuant to risk sharing agreements and accruals for state assessments. The Company develops its estimate of IBNR using actuarial principles and assumptions that consider numerous factors. See Note 1 ‘‘Significant Accounting Policies’’ included in Item 8 of this 10-K for additional information on the Company’s reserving methodology.

During 2022 and 2021, the Company observed an increase in completion factors relative to those assumed at the prior year end. After considering the claims paid in 2022 and 2021 with dates of service prior to the fourth quarter of the previous year, the Company observed assumed incurred claim weighted average completion factors that were 3 and 21 basis points higher, respectively, than previously estimated, resulting in a decrease of $32 million and $207 million in 2022 and 2021, respectively, in health care costs payable that related to the prior year. The Company has considered the pattern of changes in its completion factors when determining the completion factors used in its estimates of IBNR as of December 31, 2022. However, based on historical claim experience, it is reasonably possible that the Company’s estimated weighted average completion factors may vary by plus or minus 12 basis points from the Company’s assumed rates, which could impact health care costs payable by approximately plus or minus $207 million pretax.

Also, during 2022 and 2021, the Company observed that health care costs for claims with claim incurred dates of three months or less before the financial statement date were lower than previously estimated. Specifically, after considering the claims paid in 2022 and 2021 with claim incurred dates for the fourth quarter of the previous year, the Company observed health care costs that were 4.8% and 5.0% lower, respectively, for each fourth quarter than previously estimated, resulting in a reduction of $622 million and $581 million in 2022 and 2021, respectively, in health care costs payable that related to prior year.

Management considers historical health care cost trend rates together with its knowledge of recent events that may impact current trends when developing estimates of current health care cost trend rates. When establishing reserves as of December 31, 2022, the Company increased its assumed health care cost trend rates for the most recent three months by 4.9% from health care cost trend rates recently observed. Health care cost trend rates during the past three years have been impacted by utilization changes driven by the COVID-19 pandemic. The impact has not been uniform, with products and select geographies experiencing utilization impacts due to COVID-19 waves. Based on historical claim experience, it is reasonably possible that the Company’s estimated health care cost trend rates may vary by plus or minus 3.5% from the assumed rates, which could impact health care costs payable by plus or minus $487 million pretax.

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

Investments
The Company’s investment portfolio supported the following products at December 31, 2022 and 2021:

In millions	2022	2021
Experience-rated products	$744	$957
Remaining products	23,147	25,185
Total investments (1)	$23,891	$26,142
_____________________________________________
(1)Includes long-term investments of $17 million which have been accounted for as assets held for sale and are included in assets held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ included in Item 8 of this 10-K for additional information.

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

The debt securities in the Company’s investment portfolio had an average credit quality rating of A at both December 31, 2022 and 2021, with a fair value of approximately $6.0 billion and $6.7 billion rated AAA at December 31, 2022 and 2021, respectively. The fair value of debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) was $1.9 billion and $2.3 billion at December 31, 2022 and 2021, respectively (of which 1.6% and 2.0% at December 31, 2022 and 2021, respectively, supported experience-rated products).

At December 31, 2022 and 2021, the Company held $202 million and $305 million, respectively, of municipal debt securities that were guaranteed by third parties, representing 1% of total investments at both December 31, 2022 and 2021. These securities had an average credit quality rating of AA+ and AA at December 31, 2022 and 2021, respectively, with the guarantee. These securities had an average credit quality rating of A at both December 31, 2022 and 2021, respectively, without the guarantee. The Company does not have any significant concentration of investments with third party guarantors (either direct or indirect).

The Company generally classifies debt securities as available for sale, and carries them at fair value on the consolidated balance sheets. At both December 31, 2022 and 2021, less than 1% of debt securities were valued using inputs that reflect the Company’s assumptions (categorized as Level 3 inputs in accordance with accounting principles generally accepted in the United States of America). See Note 4 ‘‘Fair Value’’ included in Item 8 of this 10-K for additional information on the methodologies and key assumptions used to determine the fair value of investments. For additional information related to investments, see Note 3 ‘‘Investments’’ included in Item 8 of this 10-K.

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

Assuming an immediate increase of 100 basis points in interest rates, the theoretical decline in the fair values of market sensitive instruments at December 31, 2022 is as follows:

•The fair value of long-term debt issued by the Company would decline by approximately $2.9 billion ($3.6 billion pretax). Changes in the fair value of long-term debt do not impact the Company’s operating results or financial condition.
•The theoretical reduction in the fair value of interest rate sensitive investments partially offset by the theoretical reduction in the fair value of interest rate sensitive liabilities would result in a net decline in fair value of approximately $595 million ($750 million pretax) related to continuing non-experience-rated products. Reductions in the fair value of investment securities would be reflected as an unrealized loss in equity, as the Company classifies these debt securities as available for sale. The Company does not record liabilities at fair value.

If the value of the Company’s publicly traded domestic equity securities held within its investment portfolio were to decline by 15%, this would result in a net decline in fair value of $20 million ($26 million pretax).

Based on overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect consolidated near-term financial condition, operating results or cash flows as of December 31, 2022.

Evaluation of Foreign Currency and Commodity Risk

At December 31, 2022 and 2021, the Company did not have any material foreign currency exchange rate or commodity derivative instruments in place and believes its exposure to foreign currency exchange rate risk is not material.

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

The Company and its vendors have experienced diverse cyber attacks and expect to continue to experience cyber attacks going forward. As examples, the Company and its vendors have experienced attempts to gain access to systems, denial of service attacks, attempted malware infections, account takeovers, scanning activity and phishing emails. Attacks can originate from external criminals, terrorists, nation states or internal actors. The Company is dedicating and will continue to dedicate significant resources and incur significant expenses to maintain and update on an ongoing basis the systems and processes that are designed to mitigate the information security risks it faces and protect the security of its computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, disrupt or degrade service or cause other damage. The impact of cyber attacks has not been material to the Company’s operations or operating results through December 31, 2022. The Board and its Audit Committee and Nominating and Corporate Governance Committee are regularly informed regarding the Company’s information security policies, practices and status.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Consolidated Statements of Operations

	For the Years Ended December 31,
In millions, except per share amounts	2022	2021	2020
Revenues:
Products	$226,616	$203,738	$190,688
Premiums	85,330	76,132	69,364
Services	9,683	11,042	7,856
Net investment income	838	1,199	798
Total revenues	322,467	292,111	268,706
Operating costs:
Cost of products sold	196,892	175,803	163,981
Benefit costs	71,281	64,260	55,679
Opioid litigation charges	5,803	—	—
Loss on assets held for sale	2,533	—	—
Store impairments	—	1,358	—
Goodwill impairment	—	431	—
Operating expenses	38,212	37,066	35,135
Total operating costs	314,721	278,918	254,795
Operating income	7,746	13,193	13,911
Interest expense	2,287	2,503	2,907
Loss on early extinguishment of debt	—	452	1,440
Other income	(169)	(182)	(206)
Income before income tax provision	5,628	10,420	9,770
Income tax provision	1,463	2,522	2,569
Income from continuing operations	4,165	7,898	7,201
Loss from discontinued operations, net of tax	—	—	(9)
Net income	4,165	7,898	7,192
Net (income) loss attributable to noncontrolling interests	(16)	12	(13)
Net income attributable to CVS Health	$4,149	$7,910	$7,179

Basic earnings per share:
Income from continuing operations attributable to CVS Health	$3.16	$6.00	$5.49
Loss from discontinued operations attributable to CVS Health	$—	$—	$(0.01)
Net income attributable to CVS Health	$3.16	$6.00	$5.48
Weighted average basic shares outstanding	1,312	1,319	1,309
Diluted earnings per share:
Income from continuing operations attributable to CVS Health	$3.14	$5.95	$5.47
Loss from discontinued operations attributable to CVS Health	$—	$—	$(0.01)
Net income attributable to CVS Health	$3.14	$5.95	$5.46
Weighted average diluted shares outstanding	1,323	1,329	1,314
Dividends declared per share	$2.20	$2.00	$2.00

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
In millions	2022	2021	2020
Net income	$4,165	$7,898	$7,192
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)	(2,279)	(436)	440
Foreign currency translation adjustments	—	(7)	3
Net cash flow hedges	17	(26)	(31)
Pension and other postretirement benefits	(168)	20	(17)
Other comprehensive income (loss)	(2,430)	(449)	395
Comprehensive income	1,735	7,449	7,587
Comprehensive (income) loss attributable to noncontrolling interests	(16)	12	(13)
Comprehensive income attributable to CVS Health	$1,719	$7,461	$7,574

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Balance Sheets

	At December 31,
In millions, except per share amounts	2022	2021
Assets:
Cash and cash equivalents	$12,945	$9,408
Investments	2,778	3,117
Accounts receivable, net	27,276	24,431
Inventories	19,090	17,760
Assets held for sale	908	—
Other current assets	2,685	5,292
Total current assets	65,682	60,008
Long-term investments	21,096	23,025
Property and equipment, net	12,873	12,896
Operating lease right-of-use assets	17,872	19,122
Goodwill	78,150	79,121
Intangible assets, net	24,754	29,026
Separate accounts assets	3,228	5,087
Other assets	4,620	4,714
Total assets	$228,275	$232,999

Liabilities:
Accounts payable	$14,838	$12,544
Pharmacy claims and discounts payable	19,423	17,330
Health care costs payable	10,406	8,808
Policyholders’ funds	1,500	4,301
Accrued expenses	18,745	17,670
Other insurance liabilities	1,140	1,303
Current portion of operating lease liabilities	1,678	1,646
Current portion of long-term debt	1,778	4,205
Liabilities held for sale	228	—
Total current liabilities	69,736	67,807
Long-term operating lease liabilities	16,800	18,177
Long-term debt	50,476	51,971
Deferred income taxes	3,880	6,270
Separate accounts liabilities	3,228	5,087
Other long-term insurance liabilities	6,108	6,402
Other long-term liabilities	6,732	1,904
Total liabilities	156,960	157,618
Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,758 shares issued and 1,300 shares outstanding at December 31, 2022 and 1,744 shares issued and 1,322 shares outstanding at December 31, 2021 and capital surplus	48,193	47,377
Treasury stock, at cost: 458 and 422 shares at December 31, 2022 and 2021	(31,858)	(28,173)
Retained earnings	56,145	54,906
Accumulated other comprehensive income (loss)	(1,465)	965
Total CVS Health shareholders’ equity	71,015	75,075
Noncontrolling interests	300	306
Total shareholders’ equity	71,315	75,381
Total liabilities and shareholders’ equity	$228,275	$232,999

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
In millions	2022	2021	2020
Cash flows from operating activities:
Cash receipts from customers	$313,662	$284,219	$264,327
Cash paid for inventory and prescriptions dispensed by retail network pharmacies	(189,766)	(165,783)	(158,636)
Insurance benefits paid	(69,728)	(63,598)	(55,124)
Cash paid to other suppliers and employees	(32,662)	(31,652)	(29,763)
Interest and investment income received	1,026	743	894
Interest paid	(2,239)	(2,469)	(2,904)
Income taxes paid	(4,116)	(3,195)	(2,929)
Net cash provided by operating activities	16,177	18,265	15,865

Cash flows from investing activities:
Proceeds from sales and maturities of investments	6,729	7,246	6,467
Purchases of investments	(7,746)	(9,963)	(9,639)
Purchases of property and equipment	(2,727)	(2,520)	(2,437)
Proceeds from sale-leaseback transactions	—	—	101
Acquisitions (net of cash acquired)	(139)	(146)	(866)
Proceeds from sale of subsidiaries (net of cash and restricted cash sold of $2,854, $0 and $9)	(1,249)	—	840
Other	85	122	—
Net cash used in investing activities	(5,047)	(5,261)	(5,534)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	987	9,958
Repayments of long-term debt	(4,211)	(10,254)	(15,631)
Derivative settlements	—	—	(7)
Repurchase of common stock	(3,500)	—	—
Dividends paid	(2,907)	(2,625)	(2,624)
Proceeds from exercise of stock options	551	549	264
Payments for taxes related to net share settlement of equity awards	(370)	(168)	(88)
Other	(79)	155	432
Net cash used in financing activities	(10,516)	(11,356)	(7,696)
Net increase in cash, cash equivalents and restricted cash	614	1,648	2,635
Cash, cash equivalents and restricted cash at the beginning of the period	12,691	11,043	8,408
Cash, cash equivalents and restricted cash at the end of the period	$13,305	$12,691	$11,043

Index to Consolidated Financial Statements

	For the Years Ended December 31,
In millions	2022	2021	2020
Reconciliation of net income to net cash provided by operating activities:
Net income	$4,165	$7,898	$7,192
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,247	4,512	4,441
Loss on assets held for sale	2,533	—	—
Store impairments	—	1,358	—
Goodwill impairment	—	431	—
Stock-based compensation	447	484	400
Gain on sale of subsidiaries	(475)	—	(269)
Loss on early extinguishment of debt	—	452	1,440
Deferred income taxes	(2,075)	(428)	(570)
Other noncash items	332	(390)	72
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,971)	(2,703)	(1,510)
Inventories	(1,435)	735	(973)
Other assets	(566)	(3)	364
Accounts payable and pharmacy claims and discounts payable	4,260	2,898	2,769
Health care costs payable and other insurance liabilities	1,247	169	(231)
Other liabilities	6,468	2,852	2,740
Net cash provided by operating activities	$16,177	$18,265	$15,865

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)			Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity		Total Shareholders’ Equity
In millions	Common Shares	Treasury Shares (1)		Treasury Stock (1)	Retained Earnings			Noncontrolling Interests
Balance at December 31, 2019	1,727	(425)	$45,972	$(28,235)	$45,108	$1,019	$63,864	$306	$64,170
Adoption of new accounting standard (3)	—	—	—	—	(3)	—	(3)	—	(3)
Net income	—	—	—	—	7,179	—	7,179	13	7,192
Other comprehensive income (Note 13)	—	—	—	—	—	395	395	—	395
Stock option activity, stock awards and other	6	—	541	—	—	—	541	—	541
ESPP issuances, net of purchase of treasury shares	—	2	—	57	—	—	57	—	57
Common stock dividends	—	—	—	—	(2,644)	—	(2,644)	—	(2,644)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(7)	(7)
Balance at December 31, 2020	1,733	(423)	46,513	(28,178)	49,640	1,414	69,389	312	69,701
Net income	—	—	—	—	7,910	—	7,910	(12)	7,898
Other comprehensive loss (Note 13)	—	—	—	—	—	(449)	(449)	—	(449)
Stock option activity, stock awards and other	11	—	864	—	—	—	864	—	864
ESPP issuances, net of purchase of treasury shares	—	1	—	5	—	—	5	—	5
Common stock dividends	—	—	—	—	(2,644)	—	(2,644)	—	(2,644)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	6	6
Balance at December 31, 2021	1,744	(422)	47,377	(28,173)	54,906	965	75,075	306	75,381
Net income	—	—	—	—	4,149	—	4,149	16	4,165
Other comprehensive loss (Note 13)	—	—	—	—	—	(2,430)	(2,430)	—	(2,430)
Stock option activity, stock awards and other	14	—	816	—	—	—	816	—	816
Purchase of treasury shares, net of ESPP issuances	—	(36)	—	(3,685)	—	—	(3,685)	—	(3,685)
Common stock dividends	—	—	—	—	(2,910)	—	(2,910)	—	(2,910)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(22)	(22)
Balance at December 31, 2022	1,758	(458)	$48,193	$(31,858)	$56,145	$(1,465)	$71,015	$300	$71,315
_____________________________________________
(1)Treasury shares include 1 million shares held in trust for each of the years ended December 31, 2022, 2021 and 2020. Treasury stock includes $29 million related to shares held in trust for each of the years ended December 31, 2022, 2021 and 2020. See Note 1 ‘‘Significant Accounting Policies’’ for additional information.
(2)Common stock and capital surplus includes the par value of common stock of $18 million as of December 31, 2022 and $17 million as of December 31, 2021 and 2020.
(3)Reflects the adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), which resulted in a reduction to retained earnings of $3 million during the year ended December 31, 2020.

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.Significant Accounting Policies

Description of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health” or the “Company”), has more than 9,000 retail locations, more than 1,100 walk-in medical clinics, a leading pharmacy benefits manager with over 110 million plan members with expanding specialty pharmacy solutions and a dedicated senior pharmacy care business serving more than one million patients per year. The Company also serves an estimated 35 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company believes its integrated health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

The coronavirus disease 2019 (“COVID-19”) and its emerging new variants continue to impact the economies of the U.S. and other countries around the world. The impact of COVID-19 on the Company’s businesses, operating results, cash flows and financial condition in the years ended December 31, 2022, 2021 and 2020, as well as information regarding certain expected impacts of COVID-19 on the Company, is discussed throughout this Annual Report on Form 10-K.

The Company has four reportable segments: Health Care Benefits, Pharmacy Services, Retail/LTC and Corporate/Other, which are described below.

Health Care Benefits Segment
The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs, Medicaid health care management services and health information technology products and services. The Health Care Benefits segment also provided workers’ compensation administrative services through its Coventry Health Care Workers’ Compensation business (“Workers’ Compensation business”) prior to the sale of this business on July 31, 2020. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” In addition, effective January 2022, the Company entered the individual public health insurance exchanges (“Public Exchanges”) in eight states through which it sells Insured plans directly to individual consumers. The Company entered Public Exchanges in four additional states effective January 2023.

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

Retail/LTC Segment
The Retail/LTC segment sells prescription drugs and a wide assortment of health and wellness products and general merchandise, provides health care services through its MinuteClinic® walk-in medical clinics, provides medical diagnostic testing, administers vaccinations for illnesses such as influenza, COVID-19 and shingles and conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and other ancillary services to long-term care facilities and other care settings. As of December 31, 2022, the Retail/LTC segment operated more than 9,000 retail locations, more than 1,100 MinuteClinic locations as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies.

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

Restricted Cash

Restricted cash included in other current assets on the consolidated balance sheets represents funds held on behalf of members, including health savings account (“HSA”) funds associated with high deductible health plans. Restricted cash included in other assets on the consolidated balance sheets represents amounts held in a trust in one of the Company’s captive insurance companies to satisfy collateral requirements associated with the assignment of certain insurance policies. All restricted cash is invested in time deposits and money market funds.

The following is a reconciliation of cash and cash equivalents on the consolidated balance sheets to total cash, cash equivalents and restricted cash on the consolidated statements of cash flows as of December 31, 2022, 2021 and 2020:

In millions	2022	2021	2020
Cash and cash equivalents	$12,945	$9,408	$7,854
Restricted cash (included in other current assets)	144	3,065	2,913
Restricted cash (included in other assets)	216	218	276
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$13,305	$12,691	$11,043

The decrease in restricted cash included in other current assets as of December 31, 2022 compared to December 31, 2021 was primarily due to a decrease in HSA funds held on behalf of customers as a result of the sale of Payflex Holdings, Inc. (“PayFlex”). See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information on the Company’s sale of PayFlex.

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

If a debt security is in an unrealized loss position and the Company has the intent to sell the security, or it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis, the amortized cost basis of the security is written down to its fair value and the difference is recognized in net income. If a debt security is in an unrealized loss position and the Company does not have the intent to sell and it is more likely than not that the Company will not have to sell such security before recovery of its amortized cost basis, the Company bifurcates the impairment into credit-related and non-credit related (yield-related) components. In evaluating whether a credit related loss exists, the Company considers a variety of factors including: the extent to which the fair value is less than the amortized cost basis; adverse conditions specifically related to the issuer of a security, an industry or geographic area; the payment structure of the security; the failure of the issuer of the security to make scheduled interest or principal payments; and any changes to the rating of the security by a rating agency. The amount of the credit-related component is recorded as an allowance for credit losses and recognized in net income, and the amount of the non-credit related component is included in other comprehensive income (loss). Interest is not accrued on debt securities when management believes the collection of interest is unlikely.

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

Unrealized capital gains and losses on investments (other than unrealized capital gains and losses on investments supporting experience-rated products) are reflected in shareholders’ equity, net of tax, as a component of accumulated other comprehensive income (loss). Unrealized capital gains and losses on investments supporting large case pensions’ experience-rated products are credited directly to contract holders’ accounts. The contract holders’ accounts are reflected in policyholders’ funds on the consolidated balance sheets.

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

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net was composed of the following at December 31, 2022 and 2021:

In millions	2022	2021
Trade receivables	$8,983	$7,932
Vendor and manufacturer receivables	12,395	10,573
Premium receivables	2,676	2,537
Other receivables	3,449	3,389
Total accounts receivable, net (1)	$27,503	$24,431
_____________________________________
(1)Includes accounts receivable of $227 million which have been accounted for as assets held for sale and are included in assets held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

The Company’s allowance for credit losses was $333 million and $339 million as of December 31, 2022 and 2021, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

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

Reinsurance Recoverables

The Company utilizes reinsurance agreements primarily to: (a) reduce required capital and (b) facilitate the acquisition or disposition of certain insurance contracts. Ceded reinsurance agreements permit the Company to recover a portion of its losses from reinsurers, although they do not discharge the Company’s primary liability as the direct insurer of the risks reinsured. Failure of reinsurers to indemnify the Company could result in losses; however, the Company does not expect charges for unrecoverable reinsurance to have a material effect on its consolidated operating results or financial condition. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of its reinsurers. At December 31, 2022, the Company’s reinsurance recoverables consisted primarily of amounts due from third parties that are rated consistent with companies that are considered to have the ability to meet their obligations. Reinsurance recoverables are recorded as other current assets or other assets on the consolidated balance sheets.

Health Care Contract Acquisition Costs

Insurance products included in the Health Care Benefits segment are cancellable by either the customer or the member monthly upon written notice. Acquisition costs related to prepaid health care and health indemnity contracts are generally expensed as incurred. Acquisition costs for certain long-duration insurance contracts are deferred and are recorded as other current assets or other assets on the consolidated balance sheets and are amortized over the estimated life of the contracts. The amortization of deferred acquisition costs is recorded in operating expenses in the consolidated statements of operations. At December 31, 2022 and 2021, the balance of deferred acquisition costs was $1.2 billion and $895 million, respectively, comprised primarily of commissions paid on Medicare Supplement products within the Health Care Benefits segment.

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

Property and equipment consisted of the following at December 31, 2022 and 2021:

In millions	2022	2021
Land	$1,996	$2,038
Building and improvements	4,545	4,225
Fixtures and equipment	12,978	13,619
Leasehold improvements	6,238	6,242
Software	8,843	7,426
Total property and equipment	34,600	33,550
Accumulated depreciation and amortization	(21,483)	(20,654)
Property and equipment, net (1)	$13,117	$12,896
_____________________________________
(1)Includes property and equipment of $244 million which have been accounted for as assets held for sale and are included in assets held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

Depreciation expense (which includes the amortization of property and equipment under finance or capital leases) totaled $2.4 billion, $2.3 billion and $2.1 billion for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company recorded an impairment on property and equipment of $261 million in connection with the planned closure of certain retail stores. See Note 6 ‘‘Leases’’ for additional information about these impairment charges as well as the Company’s finance leases.

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

Goodwill

The Company accounts for business combinations using the acquisition method of accounting, which requires the excess cost of an acquisition over the fair value of net assets acquired and identifiable intangible assets to be recorded as goodwill. Goodwill is not amortized, but is subject to impairment reviews annually, or more frequently, if necessary, as further described in “Recoverability of Long-Lived Assets” below. See Note 5 ‘‘Goodwill and Other Intangibles’’ for additional information about goodwill.

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

The Company’s definite-lived intangible assets are amortized over their estimated useful lives based upon the pattern of future cash flows attributable to the asset. Other than VOBA, definite-lived intangible assets are amortized using the straight-line method. VOBA is amortized over the expected life of the acquired contracts in proportion to estimated premiums. Indefinite-lived intangible assets are not amortized but are tested for impairment annually, or more frequently, if necessary, as further described in “Recoverability of Long-Lived Assets” below.

See Note 5 ‘‘Goodwill and Other Intangibles’’ for additional information about intangible assets.

Recoverability of Long-Lived Assets

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

During the year ended December 31, 2022, the Company recorded office real estate optimization charges of $117 million primarily related to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the planned reduction of corporate office real estate space in response to its new flexible work arrangement.

During the year ended December 31, 2021, the Company recorded a store impairment charge of approximately $1.4 billion primarily related to the write down of operating lease right-of-use assets and property and equipment in connection with the planned closure of approximately 900 retail stores between 2022 and 2024. There were no material impairment charges recognized on long-lived assets during the year ended December 31, 2020.

See Note 6 ‘‘Leases’’ for additional information about the right-of-use asset charges.

When evaluating goodwill for potential impairment, the Company compares the fair value of its reporting units to their respective carrying amounts. The Company estimates the fair value of its reporting units using a combination of a discounted cash flow method and a market multiple method. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. During the third quarter of both 2022 and 2020, the Company performed its required annual impairment tests of goodwill and concluded there were no goodwill impairments as of the testing dates or during the years ended December 31, 2022 and 2020. During the third quarter of 2021, the Company performed its required annual impairment tests of goodwill, the results of which indicated an impairment of the goodwill associated with the LTC reporting unit. Accordingly, during the third quarter of 2021, the Company recorded a $431 million goodwill impairment charge on the remaining goodwill of the LTC reporting unit. The results of the impairment tests indicated that there was no impairment of goodwill of the remaining reporting units as of the testing date or during the year ended December 31, 2021. See Note 5 ‘‘Goodwill and Other Intangibles’’ for additional information about the goodwill impairment charge recorded during the year ended December 31, 2021.

Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to its carrying value. The Company estimates the fair value of its indefinite-lived trademarks using the relief from royalty method under the income approach. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. There were no impairment losses recognized on indefinite-lived intangible assets in any of the years ended December 31, 2022, 2021 or 2020.

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

The Company develops its estimate of IBNR using actuarial principles and assumptions that consider numerous factors. Of those factors, the Company considers the analysis of historical and projected claim payment patterns (including claims submission and processing patterns) and the assumed health care cost trend rate (the year-over-year change in per member per month health care costs) to be the most critical assumptions. In developing its IBNR estimate, the Company consistently applies these actuarial principles and assumptions each period, with consideration to the variability of related factors. There have been no significant changes to the methodologies or assumptions used to develop the Company’s estimate of IBNR in 2022.

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

For each reporting period, the Company uses an extensive degree of judgment in the process of estimating its health care costs payable. As a result, considerable variability and uncertainty is inherent in such estimates, particularly with respect to claims with claim incurred dates of three months or less before the financial statement date; and the adequacy of such estimates is highly sensitive to changes in assumed completion factors and the assumed health care cost trend rates. For each reporting period the Company recognizes the actuarial best estimate of health care costs payable considering the potential volatility in assumed completion factors and health care cost trend rates, as well as other factors. The Company believes its estimate of health care costs payable is reasonable and adequate to cover its obligations at December 31, 2022; however, actual claim payments may differ from the Company’s estimates. A worsening (or improvement) of the Company’s health care cost trend rates or changes in completion factors from those that the Company assumed in estimating health care costs payable at December 31, 2022 would cause these estimates to change in the near term, and such a change could be material.

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

Other Insurance Liabilities

Unpaid Claims
Unpaid claims consist primarily of reserves associated with certain short-duration group disability and term life insurance contracts, including an estimate for IBNR as of the financial statement date. Reserves associated with certain short-duration group disability and term life insurance contracts are based upon the Company’s estimate of the present value of future benefits, which is based on assumed investment yields and assumptions regarding mortality, morbidity and recoveries from the U.S. Social Security Administration. The Company develops its estimate of IBNR using actuarial principles and assumptions which consider, among other things, contractual requirements, claim incidence rates, claim recovery rates, seasonality and other relevant factors. The Company discounts certain claim liabilities related to group long-term disability and life insurance waiver of premium contracts. The discount rates generally reflect the Company’s expected investment returns for the investments supporting all incurral years of these liabilities. The discount rates for retrospectively-rated contracts are set at contractually specified levels. The Company’s estimates of unpaid claims are subject to change due to changes in the underlying experience of the insurance contracts, changes in investment yields or other factors, and these changes are recorded in current and future benefits in the consolidated statements of operations in the period they are determined. The Company estimates its reserve for claims IBNR for life products largely based on completion factors. The completion factors used are based on the Company’s historical experience and reflect judgments and possible adjustments based on data such as claim inventory levels, claim payment patterns, changes in business volume and other factors. If claims are submitted or processed on a faster (slower) pace than historical periods, the actual claims may be more (less) complete than originally estimated using completion factors, which may result in reserves that are higher (lower) than required to cover future life benefit payments. There have been no significant changes to the methodologies or assumptions used to develop the Company’s estimate of unpaid claims IBNR in 2022. As of December 31, 2022, unpaid claims balances of $243 million and $1.1 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively. As of December 31, 2021, unpaid claims balances of $324 million and $1.3 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively.

Substantially all life and disability insurance liabilities have been fully ceded to unrelated third parties through indemnity reinsurance agreements; however, the Company remains directly obligated to the policyholders.

Future Policy Benefits
Future policy benefits consist primarily of reserves for limited payment pension and annuity contracts and long-term care insurance contracts. Reserves for limited payment pension and annuity contracts are computed using actuarial principles that consider, among other things, assumptions reflecting anticipated mortality, retirement, expense and interest rate experience. Such assumptions generally vary by plan, year of issue and policy duration. Assumed interest rates on such contracts ranged from 3.0% to 11.3% in both the years ended December 31, 2022 and 2021. The Company periodically reviews mortality assumptions against both industry standards and its experience. Reserves for long-duration long-term care contracts represent the Company’s estimate of the present value of future benefits and essential maintenance expenses to be paid to or on behalf of policyholders less the present value of future gross premiums. The assumed interest rate on such contracts was 4.9% and 5.1% in the years ended December 31, 2022 and 2021, respectively. The Company’s estimate of the present value of future benefits under such contracts is based upon mortality, morbidity and interest rate assumptions. As of December 31, 2022, future policy benefits balances of $385 million and $5.0 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively. As of December 31, 2021, future policy benefits balances of $416 million and $5.1 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively.

Premium Deficiency Reserves

The Company evaluates its insurance contracts to determine if it is probable that a loss will be incurred. A premium deficiency loss is recognized when it is probable that expected future claims, including maintenance costs (for example, direct costs such as claim processing costs), will exceed existing reserves plus anticipated future premiums and reinsurance recoveries. Anticipated investment income is not considered in the calculation of premium deficiency losses for short-duration contracts. For purposes of determining premium deficiency losses, contracts are grouped consistent with the Company’s method of acquiring, servicing and measuring the profitability of such contracts. The Company did not have any premium deficiency reserves as of December 31, 2022. As of December 31, 2021, the Company established a premium deficiency reserve of $16 million related to Medicaid products in the Health Care Benefits segment.

Policyholders’ Funds

Policyholders’ funds consist primarily of reserves for pension and annuity investment contracts and customer funds associated with certain health contracts. Reserves for such contracts are equal to cumulative deposits less withdrawals and charges plus interest credited thereon, net of experience-rated adjustments. In both 2022 and 2021, interest rates for pension and annuity investment contracts ranged from 3.5% to 4.8%. Reserves for contracts subject to experience rating reflect the Company’s rights as well as the rights of policyholders and plan participants. The Company also held funds for HSAs on behalf of members associated with high deductible health plans prior to the sale of PayFlex in June 2022. These amounts were held to pay for qualified health care expenses incurred by these members. At December 31, 2022, the Company did not hold any HSA funds as a result of the PayFlex sale. The HSA balance was approximately $2.9 billion at December 31, 2021 and was reflected in other current assets with a corresponding liability in policyholders’ funds. These assets were considered restricted cash for cash flow statement purposes.

Policyholders’ funds liabilities that are expected to be paid within twelve months from the balance sheet date are classified as current on the consolidated balance sheets. Policyholders’ funds liabilities that are expected to be paid greater than twelve months from the balance sheet date are included in other long-term liabilities on the consolidated balance sheets.

Self-Insurance Liabilities

The Company is self-insured for certain losses related to general liability, workers’ compensation and auto liability. The Company obtains third party insurance coverage to limit exposure from these claims. The Company is also self-insured for certain losses related to health and medical liabilities. The Company’s self-insurance accruals, which include reported claims and claims incurred but not reported, are calculated using standard insurance industry actuarial assumptions and the Company’s historical claims experience. As of both December 31, 2022 and 2021, self-insurance liabilities totaled $1.1 billion and were recorded in accrued expenses and other long-term liabilities on the consolidated balance sheets.

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

Gains and losses from foreign currency transactions and the effects of foreign currency remeasurements were not material in the years ended December 31, 2022, 2021 or 2020.

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

Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source in each segment for the years ended December 31, 2022, 2021 and 2020:

In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
2022
Major goods/services lines:
Pharmacy	$—	$168,134	$82,010	$—	$(45,023)	$205,121
Front Store	—	—	22,780	—	—	22,780
Premiums	85,274	—	—	56	—	85,330
Net investment income (loss)	476	—	(44)	406	—	838
Other	5,659	1,102	1,848	68	(279)	8,398
Total	$91,409	$169,236	$106,594	$530	$(45,302)	$322,467

Pharmacy Services distribution channel:
Pharmacy network (1)		$97,668
Mail choice (2)		70,466
Other		1,102
Total		$169,236

2021
Major goods/services lines:
Pharmacy	$—	$152,262	$76,121	$—	$(43,765)	$184,618
Front Store	—	—	21,315	—	—	21,315
Premiums	76,064	—	—	68	—	76,132
Net investment income	586	—	17	596	—	1,199
Other	5,536	760	2,652	57	(158)	8,847
Total	$82,186	$153,022	$100,105	$721	$(43,923)	$292,111

Pharmacy Services distribution channel:
Pharmacy network (1)		$91,715
Mail choice (2)		60,547
Other		760
Total		$153,022

2020
Major goods/services lines:
Pharmacy	$—	$141,116	$70,176	$—	$(40,003)	$171,289
Front Store	—	—	19,655	—	—	19,655
Premiums	69,301	—	—	63	—	69,364
Net investment income	483	—	—	315	—	798
Other	5,683	822	1,367	48	(320)	7,600
Total	$75,467	$141,938	$91,198	$426	$(40,323)	$268,706

Pharmacy Services distribution channel:
Pharmacy network (1)		$85,045
Mail choice (2)		56,071
Other		822
Total		$141,938
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

The following table provides information about receivables and contract liabilities from contracts with customers as of December 31, 2022 and 2021:

In millions	2022	2021
Trade receivables (included in accounts receivable, net)	$8,983	$7,932
Contract liabilities (included in accrued expenses)	71	87

During the years ended December 31, 2022 and 2021, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. Below is a summary of such changes:

In millions	2022	2021
Contract liabilities, beginning of period	$87	$71
Rewards earnings and gift card issuances	340	387
Redemption and breakage	(356)	(371)
Contract liabilities, end of period	$71	$87

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

Health Care Reform

Health Insurer Fee
Beginning on January 1, 2014, the ACA imposed an annual premium-based health insurer fee (“HIF”) for each calendar year, payable in September, which was not deductible for tax purposes. The Company was required to estimate a liability for the HIF at the beginning of the calendar year in which the fee was payable with a corresponding deferred asset that was amortized ratably to operating expenses over the calendar year. The Company recorded the liability for the HIF in accrued expenses and recorded the deferred asset in other current assets. In December 2019, the HIF was repealed for calendar years after 2020, therefore there was no expense related to the HIF in the years ended December 31, 2022 and 2021. In the year ended December 31, 2020, operating expenses included $1.0 billion related to the Company’s share of the HIF.

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

Advertising Costs

Advertising costs, which are reduced by the portion funded by vendors, are expensed when the related advertising takes place. Net advertising costs, which are included in operating expenses, were $745 million, $707 million and $613 million in 2022, 2021 and 2020, respectively.

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

Measurement of Defined Benefit Pension and Other Postretirement Employee Benefit Plans

The Company sponsors defined benefit pension plans (“pension plans”) and other postretirement employee benefit plans (“OPEB plans”) for its employees and retirees. The Company recognizes the funded status of its pension and OPEB plans on the consolidated balance sheets based on the year-end measurements of plan assets and benefit obligations. When the fair value of plan assets are in excess of the plan benefit obligations, the amounts are reported in other current assets and other assets. When the fair value of plan benefit obligations are in excess of plan assets, the amounts are reported in accrued expenses and other long-term liabilities based on the amount by which the actuarial present value of benefits payable in the next twelve months included in the benefit obligation exceeds the fair value of plan assets. The net periodic benefit income for the Company’s pension and OPEB plans do not contain a service cost component as these plans have been frozen for an extended period of time. Non-service cost components of pension and postretirement net periodic benefit income are included in other income in the consolidated statements of operations.

Earnings per Share

Earnings per share is computed using the treasury stock method. The Company calculates basic earnings per share based on the weighted average number of common shares outstanding for the period. See Note 14 ‘‘Earnings Per Share’’ for additional information.

Shares Held in Trust

The Company maintains grantor trusts, which held approximately one million shares of its common stock at both December 31, 2022 and 2021. These shares are designated for use under various employee compensation plans. Since the Company holds these shares, they are excluded from the computation of basic and diluted shares outstanding.

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

Cardinal is required to pay the Company quarterly payments, which began in October 2014 and will extend through June 2029. As milestones are met, the quarterly payments increase. The Company received $183 million from Cardinal during each of the years ended December 31, 2022, 2021 and 2020. The payments reduce the Company’s carrying value of inventory and are recognized in cost of products sold when the related inventory is sold.

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

The Company is not the primary beneficiary of these VIEs because the nature of the Company’s involvement with the activities of these VIEs does not give the Company the power to direct the activities that most significantly impact their economic performance. The Company records the amount of its investment in these VIEs as long-term investments on the consolidated balance sheets and recognizes its share of each VIE’s income or losses in net income. The Company’s maximum exposure to loss from these VIEs is limited to its investment balances as disclosed below and the risk of recapture of previously recognized tax credits related to the real estate partnerships, which the Company does not consider significant.

Other variable interest holder VIE assets included in long-term investments on the consolidated balance sheets at December 31, 2022 and 2021 were as follows:

In millions	2022	2021
Hedge fund investments	$589	$463
Private equity investments	707	601
Real estate partnerships	241	225
Total	$1,537	$1,289

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of $60 million, $52 million and $56 million in the years ended December 31, 2022, 2021 and 2020, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services, LLC (“Heartland”). Heartland operates several LTC pharmacies in four states. Heartland paid the Company $87 million, $79 million and $77 million for pharmaceutical inventory purchases during the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, the Company performs certain collection functions for Heartland and then transfers those customer cash collections to Heartland. The Company’s investment in and equity in the earnings of Heartland for all periods presented is immaterial.

During the years ended December 31, 2022, 2021 and 2020, the Company made charitable contributions of $25 million, $50 million and $50 million, respectively, to the CVS Health Foundation, a non-profit entity that focuses on health, education and community involvement programs. The charitable contributions were recorded as operating expenses in the consolidated statements of operations within the Corporate/Other segment for the years ended December 31, 2022, 2021 and 2020.

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

Results from discontinued operations were immaterial for the years ended December 31, 2022 and 2021.

Below is a summary of the results of discontinued operations for the year ended December 31, 2020.

In millions	2020
Loss from discontinued operations	$(12)
Income tax benefit	3
Loss from discontinued operations, net of tax	$(9)

New Accounting Pronouncements Not Yet Adopted

Targeted Improvements to the Accounting for Long-Duration Insurance Contracts
In August 2018, the Financial Accounting Standards Board issued ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (Topic 944). This standard requires the Company to review cash flow assumptions for its long-duration insurance contracts at least annually and recognize the effect of changes in future cash flow assumptions in net income. This standard also requires the Company to update discount rate assumptions quarterly and recognize the effect of changes in these assumptions in other comprehensive income (loss). The rate used to discount the Company’s liability for future policy benefits will be based on an estimate of the yield for an upper-medium grade fixed-income instrument with a duration profile matching that of the Company’s liabilities. In addition, this standard changes the amortization method for deferred acquisition costs and requires additional disclosures regarding the long duration insurance contract liabilities in the Company’s interim and annual financial statements. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted this accounting standard on January 1, 2023, using the modified retrospective transition method as of the earliest period presented, January 1, 2021, also referred to as the transition date, for changes primarily related to the liability for future policy benefits and deferred acquisition costs. The Company is still in the process of finalizing the impact of the new standard on its historical financial statements, but expects to record an increase to its liability for future policy benefits with a corresponding change in accumulated other comprehensive income on the transition date of approximately $1 billion as a result of updating the rate used to discount the liabilities to reflect the yield for an upper-medium grade fixed-income instrument compared to the Company’s expected investment yield under the existing guidance.

2.Acquisitions, Divestitures and Asset Sales

Proposed Oak Street Health Acquisition

On February 7, 2023, the Company entered into a definitive merger agreement to acquire all of the outstanding shares of Oak Street Health, Inc. (“Oak Street Health”) for cash. Under the terms of the merger agreement, Oak Street Health stockholders will receive $39.00 per share in cash. The total value of the transaction is approximately $10.6 billion.

The proposed acquisition was approved by the Board of Directors at each of the respective companies and is subject to approval by a majority of Oak Street Health stockholders, receipt of regulatory approval and satisfaction of other customary closing conditions, including the expiration of the waiting period under the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is expected to close in 2023.

If the merger agreement is terminated under certain specified circumstances and receipt of regulatory approval has not been obtained by such time, the Company will be required to pay Oak Street Health a termination fee of approximately $500 million. If the merger agreement is terminated under other certain specified circumstances, including due to Oak Street Health accepting a superior proposal, Oak Street Health will be required to pay the Company a termination fee of approximately $300 million.

Pending Signify Health Acquisition

On September 2, 2022, the Company entered into a definitive merger agreement to acquire all of the outstanding shares of Signify Health, Inc. (“Signify Health”) for cash. Under the terms of the merger agreement, Signify Health stockholders will receive $30.50 per share in cash. The total value of the transaction is approximately $8 billion.

The pending acquisition was approved by the Board of Directors at each of the respective companies and the Signify Health stockholders and remains subject to receipt of regulatory approval and satisfaction of other customary closing conditions. On October 19, 2022, Signify Health and CVS Health each received a request for additional information (also known as a “second request”) from the U.S. Department of Justice (the “DOJ”) in connection with the review of the transactions contemplated by the merger agreement by the DOJ under the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is expected to close in the second quarter of 2023.

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

Assets Held For Sale

The Company continually evaluates its portfolio for non-strategic assets. The Company determined that its Omnicare® long-term care business (“LTC business”), which is included within the Retail/LTC segment, was no longer a strategic asset and during the third quarter of 2022 committed to a plan to sell the LTC business. As of September 30, 2022, the LTC business met the criteria to be classified as held for sale and the carrying value of the LTC business was determined to be greater than its estimated fair value less costs to sell. Accordingly, the Company recorded a loss on assets held for sale of $2.5 billion during the third quarter of 2022. As of December 31, 2022, the net assets of the LTC business continued to meet the criteria for held-for-sale accounting and during the fourth quarter, an incremental loss on assets held for sale of $12 million was recorded to write down the carrying value of the LTC business to its estimated fair value less costs to sell. The loss on assets held for sale represents the write-down of its customer contracts/relationships intangible assets and was recorded in the Company’s consolidated statement of operations within the Retail/LTC segment. The LTC business operating income was not material for the years ended December 31, 2022, 2021 and 2020.

The LTC business met the criteria to be classified as held for sale at December 31, 2022, but did not meet the criteria to be classified as discontinued operations. As a result, the related assets and liabilities were included in separate held-for-sale line items of the asset and liability sections of the consolidated balance sheet. As the assets held for sale are measured at fair value on a nonrecurring basis primarily using unobservable inputs as of the measurement date, they are classified in Level 3 of the fair value hierarchy. The following table summarizes the assets and liabilities held for sale at December 31, 2022:

In millions	December 31, 2022
Assets:
Accounts receivable, net	$227
Inventories	188
Property and equipment, net	244
Deferred income taxes	131
Other	118
Total assets held for sale	$908

Liabilities:
Accounts payable	$86
Accrued expenses	71
Other	71
Total liabilities held for sale	$228

Divestiture of bswift

In November 2022, the Company sold its wholly-owned subsidiary bswift LLC (“bswift”) for approximately $735 million. bswift offers software and services that streamline benefits and human resource administration. The results of this business have historically been recorded within the Health Care Benefits segment. The Company recorded a pre-tax gain on the divestiture of $250 million in the year ended December 31, 2022, which is reflected as a reduction of operating expenses in the Company’s consolidated statement of operations within the Health Care Benefits segment.

Divestiture of PayFlex

In June 2022, the Company sold PayFlex for approximately $775 million. PayFlex provides services to employers, their employees, and their former employees in the areas of tax-advantaged account reimbursement administration (flexible spending, health reimbursement, health savings, transit and parking), Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration and special-member billing administration. The results of this business have historically been reported within the Health Care Benefits segment. The Company recorded a pre-tax gain on the divestiture of $225 million in the year ended December 31, 2022, which is reflected as a reduction of operating expenses in the Company’s consolidated statement of operations within the Health Care Benefits segment.

Divestiture of Thailand Health Care Business

In March 2022, the Company reached an agreement to sell its international health care business domiciled in Thailand (“Thailand business”), comprised of approximately 266,000 medical members, which was included in the Commercial Business reporting unit within the Health Care Benefits segment. At that time, a portion of the Commercial Business goodwill was specifically allocated to the Thailand business. The net assets of the Thailand business were accounted for as assets held for sale at March 31, 2022. The carrying value of the Thailand business was determined to be greater than its estimated fair value less costs to sell and, accordingly, the Company recorded a $41 million loss on assets held for sale within the Health Care Benefits segment during the first quarter of 2022. The sale of the Thailand business closed in the second quarter of 2022, and the consideration received and ultimate loss on the sale were not material.

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

International Health Care Benefits Renewal Rights Asset Sale

In May 2022, the Company sold the renewal rights of approximately 200,000 international medical members outside of the Americas, Thailand and India in connection with an Asset Purchase Agreement. As part of this agreement, the Company will introduce and help migrate these existing international medical members to the purchaser upon renewal. The Company expects the migration process to occur between July 2022 and November 2023. The Company ceased writing any new or renewal business for international medical members outside of the Americas during the fourth quarter of 2022. The consideration received related to this agreement was not material.

3.Investments

Total investments at December 31, 2022 and 2021 were as follows:

	2022			2021
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,718	$17,562	$20,280	$3,009	$20,231	$23,240
Mortgage loans	55	989	1,044	58	844	902
Other investments	5	2,562	2,567	50	1,950	2,000
Total investments (1)	$2,778	$21,113	$23,891	$3,117	$23,025	$26,142
_____________________________________________
(1)Includes long-term investments of $17 million which have been accounted for as assets held for sale and are included in assets held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

At December 31, 2022 and 2021, the Company held investments of $331 million and $450 million, respectively, related to the 2012 conversion of an existing group annuity contract from a participating to a non-participating contract. These investments are included in the total investments of large case pensions supporting non-experience-rated products. Although these investments are not accounted for as Separate Accounts assets, they are legally segregated and are not subject to claims that arise out of the Company’s business and only support future policy benefits obligations under that group annuity contract.

Debt Securities

Debt securities available for sale at December 31, 2022 and 2021 were as follows:

In millions	Gross Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Debt securities:
U.S. government securities	$2,074	$—	$2,074	$—	$(182)	$1,892
States, municipalities and political subdivisions	2,393	—	2,393	8	(129)	2,272
U.S. corporate securities	9,838	(3)	9,835	26	(903)	8,958
Foreign securities	2,780	(1)	2,779	15	(244)	2,550
Residential mortgage-backed securities	845	—	845	1	(89)	757
Commercial mortgage-backed securities	1,172	—	1,172	1	(155)	1,018
Other asset-backed securities	2,940	—	2,940	6	(136)	2,810
Redeemable preferred securities	25	—	25	—	(2)	23
Total debt securities (1)	$22,067	$(4)	$22,063	$57	$(1,840)	$20,280

December 31, 2021
Debt securities:
U.S. government securities	$2,349	$—	$2,349	$70	$(3)	$2,416
States, municipalities and political subdivisions	2,947	—	2,947	148	(4)	3,091
U.S. corporate securities	9,093	—	9,093	682	(40)	9,735
Foreign securities	2,821	—	2,821	196	(24)	2,993
Residential mortgage-backed securities	870	—	870	15	(10)	875
Commercial mortgage-backed securities	1,278	—	1,278	44	(12)	1,310
Other asset-backed securities	2,791	—	2,791	14	(13)	2,792
Redeemable preferred securities	25	—	25	3	—	28
Total debt securities (1)	$22,174	$—	$22,174	$1,172	$(106)	$23,240
_____________________________________________
(1)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At December 31, 2022, debt securities with a fair value of $609 million, gross unrealized capital gains of $3 million and gross unrealized capital losses of

$59 million, and at December 31, 2021, debt securities with a fair value of $864 million, gross unrealized capital gains of $94 million and gross unrealized capital losses of $2 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income (loss).

The amortized cost and fair value of debt securities at December 31, 2022 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,315	$1,305
One year through five years	6,596	6,206
After five years through ten years	4,899	4,401
Greater than ten years	4,296	3,783
Residential mortgage-backed securities	845	757
Commercial mortgage-backed securities	1,172	1,018
Other asset-backed securities	2,940	2,810
Total	$22,063	$20,280

Mortgage-Backed and Other Asset-Backed Securities
All of the Company’s residential mortgage-backed securities at December 31, 2022 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government. At December 31, 2022, the Company’s residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 5.7 years.

The Company’s commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States. Significant market observable inputs used to value these securities include loss severity and probability of default. At December 31, 2022, these securities had an average credit quality rating of AAA and a weighted average duration of 5.6 years.

The Company’s other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans). Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default. At December 31, 2022, these securities had an average credit quality rating of AA and a weighted average duration of 1.0 year.

Summarized below are the debt securities the Company held at December 31, 2022 and 2021 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
December 31, 2022
Debt securities:
U.S. government securities	519	$1,620	$164	35	$191	$18	554	$1,811	$182
States, municipalities and political subdivisions	859	1,370	95	196	322	34	1,055	1,692	129
U.S. corporate securities	5,193	6,537	622	1,479	1,822	281	6,672	8,359	903
Foreign securities	1,168	1,715	147	403	592	97	1,571	2,307	244
Residential mortgage-backed securities	452	464	39	91	257	50	543	721	89
Commercial mortgage-backed securities	288	611	69	187	381	86	475	992	155
Other asset-backed securities	1,008	1,893	88	391	694	48	1,399	2,587	136
Redeemable preferred securities	13	18	2	2	5	—	15	23	2
Total debt securities	9,500	$14,228	$1,226	2,784	$4,264	$614	12,284	$18,492	$1,840

December 31, 2021
Debt securities:
U.S. government securities	43	$242	$2	10	$40	$1	53	$282	$3
States, municipalities and political subdivisions	233	428	3	13	33	1	246	461	4
U.S. corporate securities	1,610	2,296	31	165	238	9	1,775	2,534	40
Foreign securities	449	747	20	57	91	4	506	838	24
Residential mortgage-backed securities	165	593	9	10	36	1	175	629	10
Commercial mortgage-backed securities	188	462	7	35	112	5	223	574	12
Other asset-backed securities	1,011	2,030	12	26	31	1	1,037	2,061	13
Redeemable preferred securities	1	2	—	1	3	—	2	5	—
Total debt securities	3,700	$6,800	$84	317	$584	$22	4,017	$7,384	$106

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at December 31, 2022 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of December 31, 2022, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at December 31, 2022 were as follows:

	Supporting experience- rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$33	$—	$1,161	$14	$1,194	$14
One year through five years	126	5	5,583	398	5,709	403
After five years through ten years	142	17	3,787	494	3,929	511
Greater than ten years	207	31	3,153	501	3,360	532
Residential mortgage-backed securities	11	1	710	88	721	89
Commercial mortgage-backed securities	32	3	960	152	992	155
Other asset-backed securities	17	2	2,570	134	2,587	136
Total	$568	$59	$17,924	$1,781	$18,492	$1,840

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the years ended December 31, 2022 and 2021, the Company had the following activity in its mortgage loan portfolio:

In millions	2022	2021
New mortgage loans	$356	$262
Mortgage loans fully repaid	178	373
Mortgage loans foreclosed	—	—

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

Based upon the Company’s assessments at December 31, 2022 and 2021, the amortized cost basis of the Company’s mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2022	2021	2020	2019	2018	Prior	Total
December 31, 2022
1	$—	$—	$—	$—	$—	$15	$15
2 to 4	326	247	36	11	52	350	1,022
5 and 6	—	—	—	—	3	4	7
7	—	—	—	—	—	—	—
Total	$326	$247	$36	$11	$55	$369	$1,044

December 31, 2021
1		$—	$—	$—	$—	$28	$28
2 to 4		255	48	40	72	446	861
5 and 6		—	—	—	3	10	13
7		—	—	—	—	—	—
Total		$255	$48	$40	$75	$484	$902

At December 31, 2022 scheduled mortgage loan principal repayments were as follows:

In millions
2023	$55
2024	152
2025	90
2026	168
2027	203
Thereafter	376
Total	$1,044

Net Investment Income

Sources of net investment income for the years ended December 31, 2022, 2021 and 2020 were as follows:

In millions	2022	2021	2020
Debt securities	$702	$634	$598
Mortgage loans	51	55	60
Other investments	448	381	123
Gross investment income	1,201	1,070	781
Investment expenses	(43)	(47)	(35)
Net investment income (excluding net realized capital gains or losses)	1,158	1,023	746
Net realized capital gains (losses) (1)	(320)	176	52
Net investment income (2)	$838	$1,199	$798
_____________________________________________
(1)Net realized capital losses include credit-related losses on debt securities of $13 million and yield-related impairment losses on debt securities of $143 million in the year ended December 31, 2022. Net realized capital gains are net of yield-related impairment losses on debt securities of $42 million and $49 million for the years ended December 31, 2021 and 2020, respectively. There were no credit-related losses on debt securities in the years ended December 31, 2021 and 2020.
(2)Net investment income includes $35 million, $38 million and $42 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to investments supporting experience-rated products.

Capital gains and losses recognized during the year ended December 31, 2022 related to investments in equity securities held as of December 31, 2022 were not material.

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses in the years ended December 31, 2022, 2021 and 2020 were as follows:

In millions	2022	2021	2020
Proceeds from sales	$4,243	$3,572	$3,913
Gross realized capital gains	24	72	80
Gross realized capital losses	177	14	62

4.Fair Value

The preparation of the Company’s consolidated financial statements requires certain assets and liabilities to be reflected at their fair value and others to be reflected on another basis, such as an adjusted historical cost basis. In this note, the Company provides details on the fair value of financial assets and liabilities and how it determines those fair values. The Company presents this information for those financial instruments that are measured at fair value for which the change in fair value impacts net income attributable to CVS Health or other comprehensive income (loss) separately from other financial assets and liabilities.

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

The fair values of the Company’s Level 2 debt securities are obtained using models, such as matrix pricing, which use quoted market prices of debt securities with similar characteristics or discounted cash flows to estimate fair value. The

Company reviews these prices to ensure they are based on observable market inputs that include quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable that are not prices (such as interest rates and credit risks). The Company also reviews the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, the Company selects a sample of its Level 2 debt securities’ prices and compares them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, the Company’s internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. The Company obtained one price for each of its Level 2 debt securities and did not adjust any of those prices at December 31, 2022 or 2021.

The Company also values certain debt securities using Level 3 inputs. For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally. Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows. The Company did not have any broker quoted debt securities for the years ended December 31, 2022 and 2021. For some private placement securities, the Company’s internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds. Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

There were no financial liabilities measured at fair value on a recurring basis on the consolidated balance sheets at December 31, 2022 or 2021. Financial assets measured at fair value on a recurring basis on the consolidated balance sheets at December 31, 2022 and 2021 were as follows:

In millions	Level 1	Level 2	Level 3	Total
December 31, 2022
Cash and cash equivalents (1)	$6,902	$6,049	$—	$12,951
Debt securities:
U.S. government securities	1,860	32	—	1,892
States, municipalities and political subdivisions	—	2,272	—	2,272
U.S. corporate securities	—	8,897	61	8,958
Foreign securities	—	2,542	8	2,550
Residential mortgage-backed securities	—	757	—	757
Commercial mortgage-backed securities	—	1,018	—	1,018
Other asset-backed securities	—	2,810	—	2,810
Redeemable preferred securities	—	23	—	23
Total debt securities	1,860	18,351	69	20,280
Equity securities	116	—	60	176
Total	$8,878	$24,400	$129	$33,407

December 31, 2021
Cash and cash equivalents	$4,954	$4,454	$—	$9,408
Debt securities:
U.S. government securities	2,372	44	—	2,416
States, municipalities and political subdivisions	—	3,086	5	3,091
U.S. corporate securities	—	9,697	38	9,735
Foreign securities	—	2,983	10	2,993
Residential mortgage-backed securities	—	875	—	875
Commercial mortgage-backed securities	—	1,310	—	1,310
Other asset-backed securities	—	2,789	3	2,792
Redeemable preferred securities	—	28	—	28
Total debt securities	2,372	20,812	56	23,240
Equity securities	114	—	55	169
Total	$7,440	$25,266	$111	$32,817
_______________________________________
(1)Includes cash and cash equivalents of $6 million which have been accounted for as assets held for sale and are included in assets held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

The changes in the balances of Level 3 financial assets during the year ended December 31, 2022 were as follows:

In millions	States, municipalities and political subdivisions	U.S. corporate securities	Foreign securities	Other asset- backed securities	Equity securities	Total
Beginning balance	$5	$38	$10	$3	$55	$111
Net realized and unrealized capital losses:
Included in earnings	—	(8)	—	—	(1)	(9)
Included in other comprehensive loss	—	(5)	(2)	(2)	—	(9)
Purchases	—	36	—	30	29	95
Sales	(5)	—	—	(2)	(23)	(30)
Settlements	—	—	—	—	—	—
Transfers out of Level 3, net	—	—	—	(29)	—	(29)
Ending balance	$—	$61	$8	$—	$60	$129

The change in net unrealized capital losses included in other comprehensive loss associated with Level 3 financial assets which were held as of December 31, 2022 was $9 million during the year ended December 31, 2022.

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

The change in net unrealized capital losses included in other comprehensive income associated with Level 3 financial assets which were held as of December 31, 2021 was $4 million during the year ended December 31, 2021.

The total gross transfers into (out of) Level 3 during the years ended December 31, 2022 and 2021 were as follows:

In millions	2022	2021
Gross transfers into Level 3	$—	$15
Gross transfers out of Level 3	(29)	—
Net transfers into (out of) Level 3	$(29)	$15

Financial Instruments Not Measured at Fair Value on the Consolidated Balance Sheets

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the consolidated balance sheets at adjusted cost or contract value at December 31, 2022 and 2021 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
December 31, 2022
Assets:
Mortgage loans	$1,044	$—	$—	$978	$978
Equity securities (1)	411	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	3	—	—	3	3
Without a fixed maturity	332	—	—	305	305
Long-term debt (2)	52,257	47,653	—	—	47,653

December 31, 2021
Assets:
Mortgage loans	$902	$—	$—	$907	$907
Equity securities (1)	126	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	336	—	—	373	373
Long-term debt	56,176	64,157	—	—	64,157
______________________________________
(1)It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies. See Note 1 ‘‘Significant Accounting Policies’’ for additional information regarding the valuation of cost method investments.
(2)Includes long-term debt of $3 million which has been accounted for as liabilities held for sale and is included in liabilities held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

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

Separate Accounts financial assets at December 31, 2022 and 2021 were as follows:

	December 31, 2022				December 31, 2021
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2	$154	$—	$156	$2	$186	$—	$188
Debt securities	712	1,965	—	2,677	1,233	3,048	—	4,281
Equity securities	—	—	—	—	—	1	—	1
Common/collective trusts	—	480	—	480	—	547	—	547
Total (1)	$714	$2,599	$—	$3,313	$1,235	$3,782	$—	$5,017
_____________________________________
(1)Excludes $85 million of other payables and $70 million of other receivables at December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021, the Company had no gross transfers of Separate Accounts financial assets into or out of Level 3.

5.Goodwill and Other Intangibles

Goodwill

Below is a summary of the changes in the carrying amount of goodwill by segment for the years ended December 31, 2022 and 2021:

In millions	Health Care Benefits	Pharmacy Services	Retail/ LTC	Total
Balance at December 31, 2020	$45,130	$23,615	$10,807	$79,552
Impairment	—	—	(431)	(431)
Balance at December 31, 2021	45,130	23,615	10,376	79,121
Divestitures	(971)	—	—	(971)
Balance at December 31, 2022	$44,159	$23,615	$10,376	$78,150

During the year ended December 31, 2022, the decrease in the carrying amount of goodwill was primarily driven by the divestitures of bswift, PayFlex and the Thailand business. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information. During the year ended December 31, 2021, the decrease in the carrying amount of goodwill was primarily driven by the impairment of the remaining goodwill of the LTC reporting unit within the Retail/LTC segment.

During the third quarter of 2022, the Company performed its required annual impairment tests of goodwill. The results of the impairment tests indicated that there was no impairment of goodwill.

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

During 2021, the LTC reporting unit continued to face challenges that have impacted the Company’s ability to grow the LTC reporting unit’s business at the rate estimated when its 2020 goodwill impairment test was performed. These challenges include lower net facility admissions, net long-term care facility customer losses and the prolonged adverse impact of the COVID-19 pandemic and the emerging new variants, which resulted in more significant declines in occupancy rates experienced by the Company’s long-term care facility customers than previously anticipated. During the third quarter of 2021, LTC management updated their 2021 annual forecast and submitted their long-term plan which showed deterioration in the financial results for the remainder of 2021 and beyond. The Company utilized these updated projections in performing its annual impairment test, which indicated that the fair value of the LTC reporting unit was lower than its carrying value, resulting in a $431 million goodwill impairment charge in the third quarter of 2021. The fair value of the LTC reporting unit was determined using a combination of a discounted cash flow method and a market multiple method. As of December 31, 2021, there was no remaining goodwill balance in the LTC reporting unit.

At both December 31, 2022 and 2021, cumulative goodwill impairments were $6.6 billion.

Intangible Assets

The following table is a summary of the Company’s intangible assets as of December 31, 2022 and 2021:

In millions, except weighted average life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (years)
2022
Trademarks (indefinite-lived)	$10,498	$—	$10,498	N/A
Customer contracts/relationships and covenants not to compete	21,206	(10,668)	10,538	13.3
Technology	1,060	(1,060)	—	—
Provider networks	4,203	(862)	3,341	20.0
Value of Business Acquired	590	(223)	367	20.0
Other	302	(264)	38	12.4
Total (1)	$37,859	$(13,077)	$24,782	13.9

2021
Trademarks (indefinite-lived)	$10,498	$—	$10,498	N/A
Customer contracts/relationships and covenants not to compete	25,084	(10,564)	14,520	15.0
Technology	1,060	(1,060)	—	—
Provider networks	4,203	(651)	3,552	20.0
Value of Business Acquired	590	(173)	417	20.0
Other	318	(279)	39	8.4
Total	$41,753	$(12,727)	$29,026	15.3
_____________________________________
(1)Includes intangible assets of $28 million which have been accounted for as assets held for sale and are included in assets held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

During the year ended December 31, 2022, the reduction in the customer contracts/relationships intangible assets is primarily related to the Company’s loss on assets held for sale of $2.5 billion to write-down the LTC business to its estimated fair value less costs to sell. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

Amortization expense for intangible assets totaled $1.8 billion, $2.3 billion and $2.3 billion for the years ended December 31, 2022, 2021 and 2020, respectively. The projected annual amortization expense for the Company’s intangible assets for the next five years is as follows:

In millions
2023	$1,620
2024	1,577
2025	1,526
2026	1,290
2027	1,200

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

The following table is a summary of the components of net lease cost for the years ended December 31, 2022, 2021 and 2020:

In millions	2022	2021	2020
Operating lease cost	$2,579	$2,633	$2,670
Finance lease cost:
Amortization of right-of-use assets	79	62	56
Interest on lease liabilities	68	62	58
Total finance lease costs	147	124	114
Short-term lease costs	27	25	22
Variable lease costs	610	604	599
Less: sublease income	(61)	(59)	(55)
Net lease cost	$3,302	$3,327	$3,350

Supplemental cash flow information related to leases for the years ended December 31, 2022, 2021 and 2020 were as follows:

In millions	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,689	$2,714	$2,724
Operating cash flows paid for interest portion of finance leases	68	62	58
Financing cash flows paid for principal portion of finance leases	62	50	34
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	591	1,254	1,679
Finance leases	232	278	313

Supplemental balance sheet information related to leases as of December 31, 2022 and 2021 is as follows:

In millions, except remaining lease term and discount rate	2022	2021
Operating leases:
Operating lease right-of-use assets (1)	$17,928	$19,122

Current portion of operating lease liabilities	$1,699	$1,646
Long-term operating lease liabilities	16,839	18,177
Total operating lease liabilities (2)	$18,538	$19,823

Finance leases:
Property and equipment, gross	$1,608	$1,375
Accumulated depreciation	(284)	(188)
Property and equipment, net	$1,324	$1,187

Current portion of long-term debt	$59	$50
Long-term debt	1,406	1,250
Total finance lease liabilities	$1,465	$1,300

Weighted average remaining lease term (in years)
Operating leases	12.2	12.8
Finance leases	19.4	20.0

Weighted average discount rate
Operating leases	4.4%	4.4%
Finance leases	4.9%	5.0%
_____________________________________________
(1)Includes operating lease right-of-use assets of $56 million which have been accounted for as assets held for sale and are included in assets held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.
(2)Includes current portion of operating lease liabilities of $21 million and long-term operating lease liabilities of $39 million which have been accounted for as liabilities held for sale and are included in liabilities held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

The following table summarizes the maturity of lease liabilities under finance and operating leases as of December 31, 2022:

In millions	Finance Leases	Operating Leases (1)	Total
2023	$139	$2,685	$2,824
2024	130	2,499	2,629
2025	128	2,313	2,441
2026	127	2,142	2,269
2027	124	1,989	2,113
Thereafter	1,640	12,411	14,051
Total lease payments (2)	2,288	24,039	26,327
Less: imputed interest	(823)	(5,501)	(6,324)
Total lease liabilities	$1,465	$18,538	$20,003
_____________________________________________
(1)Future operating lease payments have not been reduced by minimum sublease rentals of $290 million due in the future under noncancelable subleases.
(2)The Company leases pharmacy and clinic space from Target Corporation. Amounts related to such finance and operating leases are reflected above. Pharmacy lease amounts due in excess of the remaining estimated economic life of the buildings of approximately $2.5 billion are not reflected in this table since the estimated economic life of the buildings is shorter than the contractual term of the pharmacy lease arrangement.

Sale-Leaseback Transactions
The Company finances a portion of its store development program through sale-leaseback transactions. The properties are generally sold at net book value, which generally approximates fair value, and the resulting leases generally qualify and are accounted for as operating leases. The operating leases that resulted from these transactions are included in the tables above. The Company does not have any retained or contingent interests in the stores and does not provide any guarantees, other than a guarantee of lease payments, in connection with the sale-leaseback transactions. There were no sale-leaseback transactions in 2022 or 2021. Proceeds from sale-leaseback transactions totaled $101 million in the year ended December 31, 2020. Gains from sale-leaseback transactions totaled $3 million in the year ended December 31, 2020.

Office Real Estate Optimization Charges
During the fourth quarter of 2022, the Company undertook an initiative to evaluate its corporate office real estate space in response to its new flexible work arrangement. As part of this initiative, the Company evaluated its current real estate space and changes in employee work arrangement requirements to ensure it had the appropriate space to support the business. As a result of this assessment, the Company determined that it would vacate and abandon certain leased corporate office spaces. Accordingly, in the three months ended December 31, 2022, the Company recorded office real estate optimization charges of $117 million, primarily consisting of $71 million related to operating lease right-of-use assets and $44 million related to property and equipment, within the Health Care Benefits, Corporate/Other and Pharmacy Services segments.

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

During the fourth quarter of 2021, the Company completed a strategic review of its retail business and announced the creation of new formats for its stores to continue to drive higher engagement with customers. As part of this review, the Company evaluated changes in population, consumer buying patterns and future health needs to ensure it has the right kinds of stores in the right locations for consumers and for the business. In connection with this initiative, on November 17, 2021, the Board of Directors of CVS Health Corporation (the “Board”) authorized the closing of approximately 900 retail stores, approximately 300 stores each year, between 2022 and 2024. As a result, management determined that there were indicators of impairment with respect to the impacted stores’ asset groups, including the associated operating lease right-of-use assets and property and equipment. A long-lived asset impairment test was performed during the fourth quarter of 2021 and the results of the impairment test indicated that the fair value of certain retail store asset groups was lower than their respective carrying values. Accordingly, in the three months ended December 31, 2021, the Company recorded a store impairment charge of approximately $1.4 billion, consisting of a write down of approximately $1.1 billion related to operating lease right-of-use assets and $261 million related to property and equipment, within the Retail/LTC segment. Subsequent to the impairment loss, the fair value of the associated operating lease right-of use assets and property and equipment were $356 million and $185 million, respectively.

7.Health Care Costs Payable

The following is information about incurred and cumulative paid health care claims development as of December 31, 2022, net of reinsurance, and the total IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. See Note 1 ‘‘Significant Accounting Policies’’ for information on how the Company estimates IBNR reserves and health care costs payable as well as changes to those methodologies, if any. The Company’s estimate of IBNR liabilities is primarily based on trend and completion factors. Claim frequency is not used in the calculation of the Company’s liability. In addition, it is impracticable to disclose claim frequency information for health care claims due to the Company’s inability to gather consistent claim frequency information across its multiple claims processing systems. Any claim frequency count disclosure would not be comparable across the Company’s different claim processing systems and would not be consistent from period to period based on the volume of claims processed through each system. As a result, health care claim count frequency is not included in the disclosures below.

The information about incurred and paid health care claims development for the year ended December 31, 2021 is presented as required unaudited supplemental information.

In millions	Incurred Health Care Claims, Net of Reinsurance For the Years Ended December 31,
Date of Service	2021	2022
	(Unaudited)
2021	$62,830	$62,259
2022		69,185
	Total	$131,444

In millions	Cumulative Paid Health Care Claims, Net of Reinsurance For the Years Ended December 31,
Date of Service	2021	2022
	(Unaudited)
2021	$54,600	$62,144
2022		59,570
	Total	$121,714
All outstanding liabilities for health care costs payable prior to 2021, net of reinsurance		196
Total outstanding liabilities for health care costs payable, net of reinsurance		$9,926

At December 31, 2022, the Company’s liabilities for IBNR plus expected development on reported claims totaled approximately $7.8 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims at December 31, 2022 related to the current calendar year.

The reconciliation of the December 31, 2022 health care net incurred and paid claims development tables to the health care costs payable liability on the consolidated balance sheet were as follows:

In millions	December 31, 2022
Short-duration health care costs payable, net of reinsurance	$9,926
Reinsurance recoverables	5
Insurance lines other than short duration	475
Total health care costs payable	$10,406

The following table shows the components of the change in health care costs payable during the years ended December 31, 2022, 2021 and 2020:

In millions	2022	2021	2020
Health care costs payable, beginning of period	$8,808	$7,936	$6,879
Less: Reinsurance recoverables	8	10	5
Health care costs payable, beginning of period, net	8,800	7,926	6,874
Acquisitions, net	—	—	414
Add: Components of incurred health care costs
Current year	71,541	64,761	55,835
Prior years	(654)	(788)	(429)
Total incurred health care costs (1)	70,887	63,973	55,406
Less: Claims paid
Current year	61,640	56,323	48,770
Prior years	7,646	6,792	6,009
Total claims paid	69,286	63,115	54,779
Add: Premium deficiency reserve	—	16	11
Health care costs payable, end of period, net	10,401	8,800	7,926
Add: Reinsurance recoverables	5	8	10
Health care costs payable, end of period	$10,406	$8,808	$7,936
_____________________________________
(1)Total incurred health care costs for the years ended December 31, 2022, 2021 and 2020 in the table above exclude $75 million, $59 million and $41 million, respectively, of benefit costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the consolidated balance sheets and $319 million, $212 million and $221 million, respectively, of benefit costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the consolidated balance sheets. The incurred health care costs for the years ended December 31, 2021 and 2020 also exclude $16 million and $11 million, respectively, for premium deficiency reserves related to the Company’s Medicaid products.

The Company’s estimates of prior years’ health care costs payable decreased by $654 million, $788 million and $429 million in 2022, 2021 and 2020, respectively, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year. This development does not directly correspond to an increase in the Company’s operating results as these reductions were offset by estimated current period health care costs when the Company established the estimate of the current year health care costs payable.

8.Borrowings and Credit Agreements
The following table is a summary of the Company’s borrowings as of December 31, 2022 and 2021:

In millions	2022	2021
Long-term debt
3.5% senior notes due July 2022	$—	$1,500
2.75% senior notes due November 2022	—	1,000
2.75% senior notes due December 2022	—	1,250
4.75% senior notes due December 2022	—	399
2.8% senior notes due June 2023	1,300	1,300
4% senior notes due December 2023	414	414
3.375% senior notes due August 2024	650	650
2.625% senior notes due August 2024	1,000	1,000
3.5% senior notes due November 2024	750	750
5% senior notes due December 2024 (1)	299	299
4.1% senior notes due March 2025	950	950
3.875% senior notes due July 2025	2,828	2,828
2.875% senior notes due June 2026	1,750	1,750
3% senior notes due August 2026	750	750
3.625% senior notes due April 2027	750	750
6.25% senior notes due June 2027	372	372
1.3% senior notes due August 2027	2,250	2,250
4.3% senior notes due March 2028	5,000	5,000
3.25% senior notes due August 2029	1,750	1,750
3.75% senior notes due April 2030	1,500	1,500
1.75% senior notes due August 2030	1,250	1,250
1.875% senior notes due February 2031	1,250	1,250
2.125% senior notes due September 2031	1,000	1,000
4.875% senior notes due July 2035	652	652
6.625% senior notes due June 2036	771	771
6.75% senior notes due December 2037	533	533
4.78% senior notes due March 2038	5,000	5,000
6.125% senior notes due September 2039	447	447
4.125% senior notes due April 2040	1,000	1,000
2.7% senior notes due August 2040	1,250	1,250
5.75% senior notes due May 2041	133	133
4.5% senior notes due May 2042	500	500
4.125% senior notes due November 2042	500	500
5.3% senior notes due December 2043	750	750
4.75% senior notes due March 2044	375	375
5.125% senior notes due July 2045	3,500	3,500
3.875% senior notes due August 2047	1,000	1,000
5.05% senior notes due March 2048	8,000	8,000
4.25% senior notes due April 2050	750	750
Finance lease liabilities	1,465	1,300
Other	314	320
Total debt principal	52,753	56,743
Debt premiums	200	219
Debt discounts and deferred financing costs	(696)	(786)
	52,257	56,176
Less:
Current portion of long-term debt	(1,778)	(4,205)
Long-term debt (1)	$50,479	$51,971
__________________________________________
(1)Includes long-term debt of $3 million which has been accounted for as liabilities held for sale and is included in liabilities held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

The following is a summary of the Company’s required repayments of debt principal due during each of the next five years and thereafter, as of December 31, 2022:

In millions
2023	$1,719
2024	2,706
2025	3,785
2026	2,507
2027	3,379
Thereafter	37,192
Subtotal	51,288
Finance lease liabilities (1)	1,465
Total debt principal	$52,753
_____________________________________________
(1)See Note 6 ‘‘Leases’’ for a summary of maturities of the Company’s finance lease liabilities.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of December 31, 2022 or 2021. In connection with its commercial paper program, the Company maintains a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2025, a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2026, and a $2.0 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2027. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of December 31, 2022 and 2021, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston (“FHLBB”)
A subsidiary of the Company is a member of the FHLBB. As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of December 31, 2022 was approximately $915 million. At both December 31, 2022 and 2021, there were no outstanding advances from the FHLBB.

Long-term Borrowings

Exercise of Par Call Redemptions
In May 2022, the Company exercised the par call redemption on its outstanding 3.5% senior notes due July 2022 to redeem for cash on hand the entire $1.5 billion aggregate principal amount.

In August 2022, the Company exercised the par call redemption on its outstanding 2.75% senior notes due November 2022 (issued by Aetna Inc. (“Aetna”)) to redeem for cash on hand the entire $1.0 billion aggregate principal amount.

In September 2022, the Company exercised the par call redemptions on its outstanding 2.75% senior notes due December 2022 and 4.75% senior notes due December 2022 (including notes issued by Omnicare, Inc.) to redeem for cash on hand the entire aggregate principal amount of $1.25 billion and $399 million, respectively.

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

Cash Flow Hedges
During March 2020, the Company entered into several interest rate swap transactions to manage interest rate risk. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in interest rates related to the anticipated issuance of $750 million aggregate principal amount of 3.625% unsecured senior notes due April 1, 2027, $1.5 billion aggregate principal amount of 3.75% unsecured senior notes due April 1, 2030, $1.0 billion aggregate principal amount of 4.125% unsecured senior notes due April 1, 2040 and $750 million aggregate principal amount of 4.25% unsecured senior notes due April 1, 2050 (collectively, the “March 2020 Notes”). In connection with the issuance of the March 2020 Notes on March 31, 2020, the Company terminated all outstanding cash flow hedges. The Company paid a net amount of $7 million to the hedge counterparties upon termination, which was recorded as a loss, net of tax, of $5 million in accumulated other comprehensive income and will be reclassified as interest expense over the life of the March 2020 Notes. See Note 13 ‘‘Other Comprehensive Income (Loss)’’ for additional information.

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

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of December 31, 2022, the Company was in compliance with all of its debt covenants.

9.Pension Plans and Other Postretirement Benefits

Defined Contribution Plans

As of December 31, 2022, the Company sponsors several active 401(k) savings plans that cover all employees who meet plan eligibility requirements.

The Company makes matching contributions consistent with the provisions of the respective plans. At the participant’s option, account balances, including the Company’s matching contribution, can be invested among various investment options under each plan. The CVS Health Future Fund 401(k) Plan offers CVS Health Corporation’s common stock fund as an investment option. The Company also maintains nonqualified, unfunded deferred compensation plans for certain key employees. The plans provide participants the opportunity to defer portions of their eligible compensation and for certain nonqualified plans, participants receive matching contributions equivalent to what they could have received under the CVS Health Future Fund 401(k) Plan absent certain restrictions and limitations under the Internal Revenue Code. The Company’s contributions under its defined contribution plans were $567 million, $552 million and $520 million in the years ended December 31, 2022, 2021 and 2020, respectively.

Defined Benefit Pension Plans

The Company sponsors a tax-qualified defined benefit pension plan that was frozen in 2010 and a nonqualified supplemental pension plan that was frozen in 2007. The Company also sponsors several other defined benefit pension plans that are unfunded nonqualified supplemental retirement plans.

Pension Benefit Obligation and Plan Assets
The following tables outline the change in pension benefit obligation and plan assets over the specified periods:

In millions	2022	2021
Change in benefit obligation:
Benefit obligation, beginning of year	$6,009	$6,462
Interest cost	132	110
Actuarial gain	(1,011)	(102)
Benefit payments	(387)	(408)
Settlements	(3)	(53)
Benefit obligation, end of year	4,740	6,009

Change in plan assets:
Fair value of plan assets, beginning of year	6,677	6,845
Actual return on plan assets	(968)	215
Employer contributions	27	78
Benefit payments	(387)	(408)
Settlements	(3)	(53)
Fair value of plan assets, end of year	5,346	6,677

Funded status	$606	$668

The change in the pension benefit obligation during the years ended December 31, 2022 and 2021 was primarily driven by the change in the discount rate during each respective period.

The assets (liabilities) recognized on the consolidated balance sheets at December 31, 2022 and 2021 for the defined benefit pension plans consisted of the following:

In millions	2022	2021
Noncurrent assets reflected in other assets	$827	$946
Current liabilities reflected in accrued expenses	(24)	(28)
Noncurrent liabilities reflected in other long-term liabilities	(197)	(250)
Net assets	$606	$668

Net Periodic Benefit Cost (Income)
The components of net periodic benefit cost (income) for the years ended December 31, 2022, 2021 and 2020 are shown below:

In millions	2022	2021	2020
Components of net periodic benefit cost (income):
Interest cost	$132	$110	$168
Expected return on plan assets	(309)	(317)	(388)
Amortization of net actuarial loss	3	5	2
Settlement losses	1	16	—
Net periodic benefit cost (income)	$(173)	$(186)	$(218)

Pension Plan Assumptions
The Company uses a series of actuarial assumptions to determine its benefit obligation and net periodic benefit income, the most significant of which include discount rates and expected return on plan assets assumptions.

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

Expected Return on Plan Assets - The expected long-term rate of return on plan assets is determined by using the plan’s target allocation and return expectations based on many factors including forecasted long-term capital market real returns and the inflationary outlook on a plan by plan basis. See “Pension Plan Assets” below for additional details regarding the pension plan assets as of December 31, 2022 and 2021.

The Company also considers other assumptions including mortality, interest crediting rate, termination and retirement rates and cost of living adjustments.

The Company determined its benefit obligation based on the following weighted average assumptions as of December 31, 2022 and 2021:

	2022	2021
Discount rate	5.2%	2.8%

The Company determined its net periodic benefit cost (income) based on the following weighted average assumptions for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Discount rate	2.3%	1.8%	2.9%
Expected long-term rate of return on plan assets	4.8%	4.8%	6.3%

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

Pension plan assets with changes in fair value measured on a recurring basis at December 31, 2022 were as follows:

In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7	$81	$—	$88
Debt securities:
U.S. government securities	566	4	—	570
States, municipalities and political subdivisions	—	102	—	102
U.S. corporate securities	—	2,611	—	2,611
Foreign securities	—	101	—	101
Residential mortgage-backed securities	—	6	—	6
Commercial mortgage-backed securities	—	1	—	1
Other asset-backed securities	—	11	—	11
Redeemable preferred securities	—	1	—	1
Total debt securities	566	2,837	—	3,403
Equity securities:
U.S. domestic	133	—	—	133
International	43	—	—	43
Domestic real estate	—	—	—	—
Total equity securities	176	—	—	176
Other investments:
Real estate	—	—	325	325
Common/collective trusts (1)	—	307	—	307
Total other investments	—	307	325	632
Total pension investments (2)	$749	$3,225	$325	$4,299
_____________________________________________
(1)The assets in the underlying funds of common/collective trusts consist of $104 million of equity securities and $203 million of debt securities.
(2)Excludes $390 million of other receivables as well as $432 million of private equity limited partnership investments and $225 million of hedge fund limited partnership investments as these amounts are measured at NAV per share or an equivalent and are not subject to leveling within the fair value hierarchy.

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

The changes in the balances of Level 3 pension plan assets during the year ended December 31, 2022 were as follows:

In millions	Real estate	Total
Beginning balance	$378	$378
Actual return on plan assets	21	21
Purchases, sales and settlements	(74)	(74)
Transfers out of Level 3	—	—
Ending balance	$325	$325

The changes in the balances of Level 3 pension plan assets during the year ended December 31, 2021 were as follows:

In millions	Real estate	Total
Beginning balance	$343	$343
Actual return on plan assets	43	43
Purchases, sales and settlements	(8)	(8)
Transfers out of Level 3	—	—
Ending balance	$378	$378

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

At December 31, 2022, target investment allocations for the Company’s pension plan were: 12% in equity securities, 77% in fixed income and debt securities, 5% in real estate, 3% in private equity limited partnerships and 3% in hedge funds. Actual asset allocations may differ from target allocations due to tactical decisions to overweight or underweight certain assets or as a result of normal fluctuations in asset values. Asset allocations are consistent with stated investment policies and, as a general rule, periodically rebalanced back to target asset allocations. Asset allocations and investment performance are formally reviewed periodically throughout the year by the pension plan’s Investment Subcommittee. Forecasting of asset and liability growth is performed at least annually.

Cash Flows
The Company generally contributes to its tax-qualified pension plan based on minimum funding requirements determined under applicable federal laws and regulations. Employer contributions related to the nonqualified supplemental pension plans generally represent payments to retirees for current benefits. The Company contributed $27 million, $78 million and $25 million to its pension plans during 2022, 2021 and 2020, respectively. No contributions are required for the tax-qualified pension plan in 2023. The Company expects to make an immaterial amount of contributions for all other pension plans in 2023.

The Company estimates the following future benefit payments, which are calculated using the same actuarial assumptions used to measure the pension benefit obligation as of December 31, 2022:

In millions
2023	$368
2024	369
2025	372
2026	369
2027	367
2028-2032	1,776

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

None of the multiemployer pension plans in which the Company participates are individually significant to the Company. The Company’s contributions to multiemployer pension plans were $20 million, $19 million and $19 million in 2022, 2021 and 2020, respectively.

Other Postretirement Benefits

The Company provides postretirement health care and life insurance benefits to certain retirees who meet eligibility requirements. The Company’s funding policy is generally to pay covered expenses as they are incurred. For retiree medical plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates. As of December 31, 2022 and 2021, the Company’s other postretirement benefits had an accumulated postretirement benefit obligation of $159 million and $207 million, respectively. Net periodic benefit costs related to these other postretirement benefits were $4 million, $4 million and $12 million in 2022, 2021 and 2020, respectively.

The Company estimates the following future benefit payments, which are calculated using the same actuarial assumptions used to measure the accumulated other postretirement benefit obligation as of December 31, 2022:

In millions
2023	$12
2024	12
2025	12
2026	12
2027	12
2028-2032	59

Pursuant to various collective bargaining agreements, the Company also contributes to multiemployer health and welfare plans that cover certain union-represented employees. The plans provide postretirement health care and life insurance benefits to certain employees who meet eligibility requirements. The Company’s contributions to multiemployer health and welfare plans totaled $62 million, $60 million and $54 million in 2022, 2021 and 2020, respectively.

10.Income Taxes

The income tax provision for continuing operations consisted of the following for the years ended December 31, 2022, 2021 and 2020:

In millions	2022	2021	2020
Current:
Federal	$2,803	$2,285	$2,615
State	735	665	518
	3,538	2,950	3,133
Deferred:
Federal	(1,569)	(306)	(450)
State	(506)	(122)	(114)
	(2,075)	(428)	(564)
Total	$1,463	$2,522	$2,569

The following table is a reconciliation of the statutory income tax rate to the Company’s effective income tax rate for continuing operations for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.2	4.1	3.2
Health insurer fee	—	—	2.2
Legal charges	3.5	—	—
Basis difference upon disposition of subsidiary	1.7	—	(1.2)
Prior year refunds and unrecognized tax benefits	(2.7)	(1.2)	—
Other	(0.7)	0.3	1.1
Effective income tax rate	26.0%	24.2%	26.3%

The following table is a summary of the components of the Company’s deferred income tax assets and liabilities as of December 31, 2022 and 2021:

In millions	2022	2021
Deferred income tax assets:
Lease and rents	$5,242	$5,563
Legal charges	1,260	19
Inventory	103	99
Employee benefits	153	193
Bad debts and other allowances	480	489
Net operating loss and capital loss carryforwards	266	416
Deferred income	66	78
Insurance reserves	455	501
Investments	293	—
Payroll tax deferral	—	87
Other	335	377
Valuation allowance	(532)	(325)
Total deferred income tax assets (1)	8,121	7,497
Deferred income tax liabilities:
Retirement benefits	(92)	(105)
Investments	—	(334)
Lease and rents	(4,639)	(4,947)
Depreciation and amortization	(7,139)	(8,381)
Total deferred income tax liabilities	(11,870)	(13,767)
Net deferred income tax liabilities	$(3,749)	$(6,270)
_____________________________________________
(1)Includes deferred income tax assets of $131 million which have been accounted for as assets held for sale and are included in assets held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

When evaluating the realizability of deferred tax assets, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and the Company’s recent operating results. The Company established valuation allowances of $532 million and $325 million as of December 31, 2022 and 2021, respectively, because it does not consider it more likely than not that certain deferred tax assets will be recovered.

As of December 31, 2022, the Company had net operating and capital loss carryovers of $266 million, which expire between 2023 and 2042.

A reconciliation of the beginning and ending balance of unrecognized tax benefits in 2022, 2021 and 2020 is as follows:

In millions	2022	2021	2020
Beginning balance	$782	$768	$655
Additions based on tax positions related to the current year	5	3	3
Additions based on tax positions related to prior years	42	52	182
Reductions for tax positions of prior years	(166)	(33)	(56)
Expiration of statutes of limitation	(4)	(1)	(2)
Settlements	(213)	(7)	(14)
Ending balance	$446	$782	$768

CVS Health Corporation and most of its subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and local jurisdictions. CVS Health Corporation participated in the Compliance Assurance Process through 2019, which is a program made available by the U.S. Internal Revenue Service (“IRS”) to certain qualifying large taxpayers, under which participants work collaboratively with the IRS to identify and resolve potential tax issues through open, cooperative and transparent interaction prior to the annual filing of their federal income tax returns. The IRS has completed its examinations of the Company’s consolidated U.S. federal income tax returns for tax years through and including 2013 and 2018 through 2019. The IRS has substantially completed its examinations of the Company’s consolidated U.S. federal income tax returns for tax years 2014 through 2017.

CVS Health Corporation and its subsidiaries are also currently under income tax examinations by a number of state and local tax authorities. As of December 31, 2022, no examination has resulted in any proposed adjustments that would result in a material change to the Company’s operating results, financial condition or liquidity.

Substantially all material state and local income tax matters have been concluded for fiscal years through 2015. Certain state exams are likely to be concluded and certain state statutes of limitations will lapse in 2023, but the change in the balance of the Company’s uncertain tax positions is projected to be immaterial. In addition, it is reasonably possible that the Company’s unrecognized tax benefits could change within the next twelve months due to the anticipated conclusion of various examinations with the IRS for certain previous years. An estimate of the range of the possible change cannot be made at this time.

The Company records interest expense related to unrecognized tax benefits and penalties in the income tax provision. The Company accrued interest expense of approximately $29 million, $40 million and $34 million in 2022, 2021 and 2020, respectively. The Company had approximately $112 million and $151 million accrued for interest and penalties as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate is approximately $336 million, after considering the federal benefit of state income taxes.

11.Stock Incentive Plans

The terms of the CVS Health 2017 Incentive Compensation Plan (“ICP”) provide for grants of annual incentive and long-term performance awards to executive officers and other officers and employees of the Company or any subsidiary of the Company, as well as equity compensation to outside directors of CVS Health Corporation. Payment of such annual incentive and long-term performance awards will be in cash, stock, other awards or other property, at the discretion of the Management Planning and Development Committee (the “MP&D Committee”) of the Board. The ICP allows for a maximum of 58 million shares of CVS Health Corporation common stock to be reserved and available for grants. As of December 31, 2022, there were approximately 21 million shares of CVS Health Corporation common stock available for future grants under the ICP.

Upon the acquisition of Aetna (the “Aetna Acquisition”) on November 28, 2018, approximately 22 million shares of Aetna common stock subject to awards outstanding under the Amended Aetna Inc. 2010 Stock Incentive Plan (“SIP”) were assumed by CVS Health Corporation. In addition, in accordance with the merger agreement, shares which were available for future issuance under the SIP were converted into approximately 32 million shares of CVS Health Corporation common stock reserved and available for issuance pursuant to future awards. Subsequent to the expiration of the SIP on May 21, 2020, the ICP was the only compensation plan under which the Company grants stock options, restricted stock and other stock-based awards to its employees.

Stock-Based Compensation Expense

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the stock award (generally three to five years) using the straight-line method. The following table is a summary of stock-based compensation for the years ended December 31, 2022, 2021 and 2020:

In millions	2022	2021	2020
Restricted stock units and performance stock units	$369	$404	$329
Stock options and stock appreciation rights (“SARs”) (1)	78	80	71
Total stock-based compensation	$447	$484	$400
_____________________________________________
(1)Includes the ESPP.

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

As of December 31, 2022, there was $619 million of total unrecognized compensation cost related to the Company’s restricted stock units and performance stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock units vested during 2022, 2021 and 2020 was $328 million, $406 million and $229 million, respectively.

The following table is a summary of the restricted stock unit and performance stock unit activity for the year ended December 31, 2022:

In thousands, except weighted average grant date fair value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	14,330	$63.02
Granted	5,398	$101.13
Vested (1)	(5,626)	$58.28
Forfeited	(1,421)	$72.76
Outstanding at end of year, nonvested	12,681	$80.25
_____________________________________________
(1)Vested performance stock units have been included at target level performance. Based on actual performance, the number of restricted stock units and performance stock units vested during the year ended December 31, 2022 was 8.0 million.

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

The following table is a summary of stock option and SAR activity that occurred for the years ended December 31, 2022, 2021 and 2020:

In millions	2022	2021	2020
Cash received from stock options exercised (including ESPP)	$551	$549	$264
Payments for taxes for net share settlement of equity awards	370	168	88
Intrinsic value of stock options and SARs exercised	118	105	24
Fair value of stock options and SARs vested	219	224	252

The fair value of each stock option is estimated using the Black-Scholes option pricing model based on the following assumptions at the time of grant:

	2022	2021	2020
Dividend yield (1)	2.18%	2.68%	3.42%
Expected volatility (2)	27.34%	27.10%	25.22%
Risk-free interest rate (3)	2.46%	1.13%	0.61%
Expected life (in years) (4)	6.3	6.3	6.3
Weighted-average grant date fair value	$24.15	$14.57	$8.78
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

As of December 31, 2022, unrecognized compensation expense related to unvested stock options totaled $41 million, which the Company expects to be recognized over a weighted-average period of 1.9 years. After considering anticipated forfeitures, the Company expects approximately 7 million of the unvested stock options to vest over the requisite service period.

The following table is a summary of the Company’s stock option and SAR activity for the year ended December 31, 2022:

In thousands, except weighted average exercise price and remaining contractual term	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	19,061	$71.74
Granted	1,993	$101.04
Exercised	(4,921)	$75.91
Forfeited	(478)	$70.78
Expired	(615)	$99.78
Outstanding at end of year	15,040	$73.15	4.52	$340,507
Exercisable at end of year	7,730	$72.39	2.76	184,904
Vested at end of year and expected to vest in the future	14,757	$72.96	4.47	336,664
ESPP

The Company’s Employee Stock Purchase Plan (“ESPP”) provides for the purchase of up to 60 million shares of CVS Health Corporation common stock. Under the ESPP, eligible employees may purchase common stock at the end of each six month offering period at a purchase price equal to 90% of the lower of the fair market value on the first day or the last day of the offering period. During 2022, approximately 2 million shares of common stock were purchased under the provisions of the ESPP at an average price of $78.55 per share. As of December 31, 2022, approximately 29 million shares of common stock were available for issuance under the ESPP.

The fair value of stock-based compensation associated with the ESPP is estimated on the date of grant (the first day of the six month offering period) using the Black-Scholes option pricing model.

The following table is a summary of the assumptions used to value the ESPP awards for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Dividend yield (1)	1.12%	1.34%	1.46%
Expected volatility (2)	23.54%	25.27%	37.21%
Risk-free interest rate (3)	1.42%	0.08%	0.81%
Expected life (in years) (4)	0.5	0.5	0.5
Weighted-average grant date fair value	$16.25	$12.55	$13.85
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

12.Shareholders’ Equity

Share Repurchases

The following share repurchase programs have been authorized by the Board:

In billions Authorization Date	Authorized	Remaining as of December 31, 2022
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	6.5

Each of the share Repurchase Programs was effective immediately and permit the Company to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, accelerated share repurchase (“ASR”) transactions, and/or other derivative transactions. Both the 2022 and 2021 Repurchase Programs can be modified or terminated by the Board at any time.

During the year ended December 31, 2022, the Company repurchased an aggregate of 34.1 million shares of common stock for approximately $3.5 billion pursuant to the 2021 Repurchase Program, including share repurchases under the $1.5 billion fixed dollar ASR transaction described below. During the years ended December 31, 2021 and 2020, the Company did not repurchase any shares of common stock.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $2.0 billion fixed dollar ASR with Citibank, N.A. (“Citibank”). Upon payment of the $2.0 billion purchase price on January 4, 2023, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $2.0 billion notional amount of the ASR or approximately 17.4 million shares at a price of $92.19 per share, which were placed into treasury stock in January 2023. At the conclusion of the ASR, the Company may receive additional shares representing the remaining 20% of the $2.0 billion notional amount. The ultimate number of shares the Company may receive will depend on the daily volume-weighted average price of the Company’s stock over an averaging period, less a discount. It is also possible, depending on such weighted average price, that the Company will have an obligation to Citibank which, at the Company’s option, could be settled in additional cash or by issuing shares. Under the terms of the ASR, the maximum number of shares that could be delivered to the Company is 43.4 million.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $1.5 billion fixed dollar ASR with Barclays Bank PLC. Upon payment of the $1.5 billion purchase price on January 4, 2022, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $1.5 billion notional amount of the ASR or approximately 11.6 million shares at a price of $103.34 per share, which were placed into treasury stock in January 2022. The ASR was accounted for as an initial treasury stock transaction for $1.2 billion and a forward contract for $0.3 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus. In February 2022, the Company received approximately 2.7 million shares of CVS Health Corporation’s common stock, representing the remaining

20% of the $1.5 billion notional amount of the ASR, thereby concluding the ASR. These shares were placed into treasury stock and the forward contract was reclassified from capital surplus to treasury stock in February 2022.

At the time they were received, the initial and final receipt of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.

Dividends

The quarterly cash dividend declared by the Board was $0.55 and $0.50 per share in 2022 and 2021, respectively. In December 2022, the Board authorized a 10% increase in the quarterly cash dividend to $0.605 per share effective in 2023. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

Regulatory Requirements

The Company’s insurance business operations are conducted through subsidiaries that principally consist of health maintenance organizations (“HMOs”) and insurance companies. The Company’s HMO and insurance subsidiaries report their financial statements in accordance with accounting practices prescribed by state regulatory authorities which may differ from GAAP. The combined statutory net income for the years ended and estimated combined statutory and capital surplus at December 31, 2022, 2021 and 2020 for the Company’s insurance and HMO subsidiaries were as follows:

In millions	2022	2021	2020
Statutory net income	$2,851	$3,302	$3,667
Estimated statutory capital and surplus	15,503	14,879	13,238

The Company’s insurance and HMO subsidiaries paid $3.2 billion of gross dividends to the Company for the year ended December 31, 2022.

In addition to general state law restrictions on payments of dividends and other distributions to stockholders applicable to all corporations, HMOs and insurance companies are subject to further regulations that, among other things, may require those companies to maintain certain levels of equity and restrict the amount of dividends and other distributions that may be paid to their equity holders. In addition, in connection with the Aetna Acquisition, the Company made certain undertakings that require prior regulatory approval of dividends by certain of its HMOs and insurance companies. At December 31, 2022, these amounts were as follows:

In millions
Estimated minimum statutory surplus required by regulators	$7,741
Investments on deposit with regulatory bodies	652
Estimated maximum dividend distributions permitted in 2023 without prior regulatory approval	2,706

Noncontrolling Interests

At December 31, 2022 and 2021, noncontrolling interests were $300 million and $306 million, respectively, primarily related to third party interests in the Company’s operating entities. The noncontrolling entities’ share is included in total shareholders’ equity on the consolidated balance sheets.

13.Other Comprehensive Income (Loss)

Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) in 2022, 2021 and 2020:

	At December 31,
In millions	2022	2021	2020
Net unrealized investment gains (losses):
Beginning of year balance	$778	$1,214	$774
Other comprehensive income (loss) before reclassifications ($(2,972), $(489) and $497 pretax)	(2,518)	(410)	415
Amounts reclassified from accumulated other comprehensive income ($315, $(32) and $31 pretax) (1)	239	(26)	25
Other comprehensive income (loss)	(2,279)	(436)	440
End of year balance	(1,501)	778	1,214

Foreign currency translation adjustments:
Beginning of year balance	—	7	4
Other comprehensive income (loss) before reclassifications	—	(7)	3
Other comprehensive income (loss)	—	(7)	3
End of year balance	—	—	7

Net cash flow hedges:
Beginning of year balance	222	248	279
Other comprehensive income (loss) before reclassifications ($38, $0 and $(7) pretax)	28	—	(5)
Amounts reclassified from accumulated other comprehensive income ($(15), $(34) and $(35) pretax) (2)	(11)	(26)	(26)
Other comprehensive income (loss)	17	(26)	(31)
End of year balance	239	222	248

Pension and other postretirement benefits:
Beginning of year balance	(35)	(55)	(38)
Other comprehensive income (loss) before reclassifications ($(229), $20 and $(30) pretax)	(170)	15	(22)
Amounts reclassified from accumulated other comprehensive loss ($3, $6 and $7 pretax) (3)	2	5	5
Other comprehensive income (loss)	(168)	20	(17)
End of year balance	(203)	(35)	(55)

Total beginning of year accumulated other comprehensive income	965	1,414	1,019
Total other comprehensive income (loss)	(2,430)	(449)	395
Total end of year accumulated other comprehensive income (loss)	$(1,465)	$965	$1,414
_______________________________________
(1)Amounts reclassified from accumulated other comprehensive income for specifically identified debt securities are included in net investment income in the consolidated statements of operations.
(2)Amounts reclassified from accumulated other comprehensive income for specifically identified cash flow hedges are included within interest expense in the consolidated statements of operations. The Company expects to reclassify $11 million, net of tax, in net gains associated with its cash flow hedges into net income within the next 12 months.
(3)Amounts reclassified from accumulated other comprehensive loss for specifically identified pension and other postretirement benefits are included in other income in the consolidated statements of operations.

14.Earnings Per Share

Earnings per share is computed using the treasury stock method. Stock options and SARs to purchase 4 million, 7 million, and 15 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the years ended December 31, 2022, 2021 and 2020, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following is a reconciliation of basic and diluted earnings per share from continuing operations for the years ended December 31, 2022, 2021 and 2020:

In millions, except per share amounts	2022	2021	2020
Numerator for earnings per share calculation:
Income from continuing operations	$4,165	$7,898	$7,201
Net (income) loss attributable to noncontrolling interests	(16)	12	(13)
Income from continuing operations attributable to CVS Health	$4,149	$7,910	$7,188

Denominator for earnings per share calculation:
Weighted average shares, basic	1,312	1,319	1,309
Restricted stock units and performance stock units	6	6	4
Stock options and SARs	5	4	1
Weighted average shares, diluted	1,323	1,329	1,314

Earnings per share from continuing operations:
Basic	$3.16	$6.00	$5.49
Diluted	$3.14	$5.95	$5.47

15.Reinsurance

The Company utilizes reinsurance agreements primarily to: (a) reduce required capital and (b) facilitate the acquisition or disposition of certain insurance contracts. Ceded reinsurance agreements permit the Company to recover a portion of its losses from reinsurers, although they do not discharge the Company’s primary liability as the direct insurer of the risks reinsured.

In January 2023, the Company entered into two four-year reinsurance agreements with an unrelated reinsurer that allow it to reduce required capital and provide collateralized excess of loss reinsurance coverage on a portion of the Health Care Benefits segment’s group Commercial Insured business.

Reinsurance recoverables (recorded as other current assets or other assets on the consolidated balance sheets) at December 31, 2022 and 2021 were as follows:

In millions	2022	2021
Reinsurer
Hartford Life and Accident Insurance Company	$1,593	$1,887
Lincoln Life & Annuity Company of New York	385	395
VOYA Retirement Insurance and Annuity Company	159	167
Fresenius Medical Care Reinsurance Company (Cayman) Ltd.	102	46
All Other	55	54
Total	$2,294	$2,549

Direct, assumed and ceded premiums earned for the years ended December 31, 2022, 2021 and 2020 were as follows:

In millions	2022	2021	2020
Direct	$85,670	$76,320	$69,711
Assumed	432	492	478
Ceded	(772)	(680)	(825)
Net premiums	$85,330	$76,132	$69,364

The impact of reinsurance on benefit costs for the years ended December 31, 2022, 2021 and 2020 were as follows:

In millions	2022	2021	2020
Direct	$71,567	$64,414	$56,077
Assumed	379	398	329
Ceded	(665)	(552)	(727)
Net benefit costs	$71,281	$64,260	$55,679

There is not a material difference between premiums on a written basis versus an earned basis.

The Company also has various agreements with unrelated reinsurers that do not qualify for reinsurance accounting under GAAP, and consequently are accounted for using deposit accounting. The Company entered into these contracts to reduce the risk of catastrophic loss which in turn reduces the Company’s capital and surplus requirements. Total deposit assets and liabilities related to reinsurance agreements that do not qualify for reinsurance accounting under GAAP were not material as of December 31, 2022 or 2021.

16.Commitments and Contingencies

COVID-19

The COVID-19 pandemic continues to evolve. The Company believes COVID-19’s impact on its businesses, operating results, cash flows and/or financial condition primarily will be driven by the geographies impacted and the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies and consumer behavior and health care utilization patterns; and the timing, scope and impact of legislation as well as other federal, state and local governmental responses to the pandemic. Those primary drivers are beyond the Company’s knowledge and control. As a result, the impact COVID-19 will have on the Company’s businesses, operating results, cash flows and/or financial condition is uncertain, but the impact could be adverse and material. COVID-19 also may result in legal and regulatory proceedings, investigations and claims against the Company.

Guarantees

The Company has the following significant guarantee arrangements at December 31, 2022:

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
•Separate Accounts Assets - Certain Separate Accounts assets associated with the large case pensions business in the Corporate/Other segment represent funds maintained as a contractual requirement to fund specific pension annuities that the Company has guaranteed. Minimum contractual obligations underlying the guaranteed benefits in these Separate Accounts were approximately $941 million and $1.3 billion at December 31, 2022 and 2021, respectively. See Note 1 ‘‘Significant Accounting Policies’’ for additional information on Separate Accounts. Contract holders assume all investment and mortality risk and are required to maintain Separate Accounts balances at or above a specified level. The level of required funds is a function of the risk underlying the Separate Account’s investment strategy. If contract holders do not maintain the required level of Separate Accounts assets to meet the annuity guarantees, the Company would establish an additional liability. Contract holders’ balances in the Separate Accounts at December 31, 2022 exceeded the value of the guaranteed benefit obligation. As a result, the Company was not required to maintain any additional liability for its related guarantees at December 31, 2022.

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations, and any significant adverse impact of COVID-19 on such purchasers and/or former subsidiaries increases the risk that the Company will be required to satisfy those obligations. As of December 31, 2022, the Company guaranteed 67 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the consolidated balance sheets), with the maximum remaining lease term extending through 2034.

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

The Company’s total guaranty fund assessments liability was immaterial at both December 31, 2022 and 2021.

Litigation and Regulatory Proceedings

The Company has been involved or is currently involved in numerous legal proceedings, including litigation, arbitration, government investigations, audits, reviews and claims. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments, the U.S. Department of Justice (the “DOJ”), state Attorneys General, the U.S. Drug Enforcement Administration (the “DEA”), the U.S. Federal Trade Commission (the “FTC”) and other governmental authorities.

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
The Company is facing multiple lawsuits, including by state Attorneys General, governmental subdivisions and several putative class actions, regarding drug pricing and its rebate arrangements with drug manufacturers. These complaints, brought by a number of different types of plaintiffs under a variety of legal theories, generally allege that rebate agreements between the drug manufacturers and PBMs caused inflated prices for certain drug products. The Company is defending itself against these claims. The Company has also received subpoenas, civil investigative demands (“CIDs”), and other requests for documents and information from, and is being investigated by, the FTC and Attorneys General of several states and the District of Columbia regarding its PBM practices, including pricing and rebates. The Company has been providing documents and information in response to these subpoenas, CIDs, and requests for information.

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

In addition, the Company has been named as a defendant in similar cases brought by certain state Attorneys General. The Company is defending itself against all such claims. Additionally, the Company has received subpoenas, CIDs, and/or other requests for information regarding opioids from state Attorneys General and insurance and other regulators of several U.S. jurisdictions. The Company has been cooperating with the government with respect to these subpoenas, CIDs, and other requests for information.

In November 2021, the Company was among the chain pharmacies found liable by a jury in a trial in federal court in Ohio; in August 2022, the court issued a judgment jointly against the three defendants in the amount of $651 million to be paid over 15 years, and also ordered certain injunctive relief. The Company is appealing the judgment and has not accrued a liability for this matter. In March 2022, CVS Health Corporation and CVS Pharmacy, Inc. entered into a settlement agreement with the State of Florida to resolve claims related to opioid medications dating back more than a decade. Under the terms of the settlement agreement, CVS Health Corporation settled all opioid claims against it and its subsidiaries by the State of Florida for $484 million, which is to be paid over a period of 18 years. During the three months ended March 31, 2022, the Company recorded a $484 million liability associated with this legal settlement. In August 2022, CVS Pharmacy, Inc. entered into an agreement with the State of New Mexico to settle all opioid claims against it and its parents and subsidiaries by the State of New Mexico and participating subdivisions. In September 2022, CVS Pharmacy, Inc. entered into an agreement with the State of West Virginia to settle all opioid claims against it and its parents and subsidiaries by the State of West Virginia and participating subdivisions. Also in September 2022, CVS Pharmacy, Inc. entered into an agreement with the Cherokee Nation to settle all opioid claims against it and its parents and subsidiaries by the Cherokee Nation.

In December 2022, the Company agreed to a formal settlement agreement, the financial amounts of which were agreed to in principle in October 2022, with a leadership group of a number of state Attorneys General and the Plaintiffs’ Executive Committee (“PEC”). The agreement would resolve substantially all opioid claims against Company entities by states and political subdivisions, but not private plaintiffs. The maximum amount payable by the Company under the settlement would be approximately $4.3 billion in opioid remediation and $625 million in attorneys’ fees and costs and additional remediation. The amounts would be payable over 10 years, beginning in 2023. The agreement also contains injunctive terms relating to the dispensing of opioid medications. The settlement agreement is available at nationalopioidsettlement.com.

Under the settlement agreement, before the Company determines whether to enter into any final settlement, it will assess the number and identities of the governmental entities that will participate in any such settlement. The settlement agreement contemplates that if certain governmental entities do not agree to the settlement, but the Company nonetheless concludes that there is sufficient participation to warrant going forward with the settlement, there would be a corresponding reduction in the amount due from the Company to account for the governmental entities that did not agree. Those non-participating governmental entities would be entitled to pursue their claims against the Company and other defendants. Private plaintiff litigation will also continue.

The Company has been informed that 45 states, the District of Columbia, and all eligible United States territories have elected to join the settlement. Three states were the subject of earlier settlements. The Company has elected to proceed with the settlement process based on that level of participation. The settlement process will progress to the period during which subdivisions may elect to join.

In December 2022, the Company also agreed to a formal settlement agreement with a leadership group representing tribes throughout the United States. The agreement would resolve substantially all opioid claims against Company entities by such tribes. The maximum amount payable by the Company under the settlement would be $113 million in opioid remediation and $18 million in attorneys’ fees and costs. The amounts would be payable over 10 years, beginning in 2023. The agreement is contingent upon sufficient participation by tribes.

The Company has concluded that settlement of opioid claims by governmental entities and tribes is probable, and the loss related thereto could be reasonably estimated. As a result of that conclusion, and its assessment of certain other opioid-related claims including those for which the Company reached agreement in August and September 2022, the Company recorded pre-tax charges of $5.2 billion and $99 million during the three months ended September 30, 2022 and the three months ended December 31, 2022, respectively, of which $4.8 billion was recorded in other long-term liabilities on the consolidated balance sheet. In addition, the Company expects the cash impact in 2023 and 2024 to be less than $500 million in each year. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment requires judgments about future events. Moreover, the settlement is in its early phases, and there is no assurance that contingencies will be satisfied. The amount of ultimate loss may differ materially from this accrual.

Because of the many uncertainties associated with any settlement arrangement or other resolution of all opioid-related litigation matters, including the uncertain scope of participation by governmental entities, and given that the Company continues to actively defend ongoing litigation for which it believes it has defenses and assertions that have merit, the Company is not able to reasonably estimate the range of ultimate possible loss for all opioid-related litigation matters at this time. The outcome of these legal matters could have a material effect on the Company’s business, financial condition, operating results and/or cash flows.

In January 2020, the DOJ served the Company with a DEA administrative subpoena. The subpoena seeks documents relating to practices with respect to prescription opioids and other controlled substances at CVS pharmacy locations concerning potential violations of the federal Controlled Substances Act and the federal False Claims Act. In January 2022, the DOJ served the Company with a CID regarding similar subjects, and the Company is providing documents and information in response to these matters.

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

Provider Proceedings

The Company is named as a defendant in purported class actions and individual lawsuits arising out of its practices related to the payment of claims for services rendered to its members by providers with whom the Company has a contract and with whom the Company does not have a contract (“out-of-network providers”). Among other things, these lawsuits allege that the Company paid too little to its health plan members and/or providers for out-of-network services (including COVID-19 testing) and/or otherwise allege that the Company failed to timely or appropriately pay or administer claims and benefits (including the

Company’s post payment audit and collection practices). Other major health insurers are the subject of similar litigation or have settled similar litigation.

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

In 2012, in the “Notice of Final Payment Error Calculation for Part C Medicare Advantage Risk Adjustment Validation Data (RADV) Contract-Level Audits,” CMS revised its audit methodology for RADV contract-level audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under the revised methodology, among other things, CMS announced extrapolation of the error rate identified in the audit sample along with the application of a process to account for errors in the government’s traditional fee-for-service Medicare program (“FFS Adjuster”). For contract years prior to 2011, CMS did not extrapolate sample error rates to the entire contract, nor did CMS propose to apply a FFS adjuster. By applying the FFS Adjuster, Medicare Advantage organizations would have been liable for repayments only to the extent that their extrapolated payment errors exceeded the error rate in Original Medicare, which could have impacted the extrapolated repayments to which Medicare Advantage organizations are subject. This revised contract-level audit methodology increased the Company’s exposure to premium refunds to CMS based on incomplete medical records maintained by providers. In the RADV audit methodology CMS used from 2011-2013, CMS selected only a few of the Company’s Medicare Advantage contracts for various contract years for contract-level RADV audits. In October 2018, CMS in the proposed rule (“Proposed Rule”) announced a new methodology for RADV audits targeting certain health conditions and members with many diagnostic conditions along with extrapolation for the error rates identified without use of a FFS Adjuster. While the rule was under proposal, CMS initiated contract-level RADV audits for the years 2014 and 2015 with this new RADV methodology without a final rule.

On January 30, 2023, CMS released the final rule (“RADV Audit Rule”), announcing it may use extrapolation for payment years 2018 forward, for both RADV audits and OIG audits and eliminated the application of a FFS Adjuster in Part C contract-level RADV audits of Medicare Advantage organizations. In the RADV Audit Rule, CMS indicated that it will use more than one audit methodology going forward and indicated CMS will audit contracts it believes are at the highest risk for overpayments based on its statistical modeling, citing a 2016 Governmental Accountability Office report that recommended selection of contract-level RADV audits with a focus on contracts likely to have high rates of improper payment, the highest coding intensity scores, and contracts with high levels of unsupported diagnoses from prior RADV audits.

The Company is currently unable to predict which of its Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds for years prior to 2018 or prospective adjustments to Medicare Advantage premium payments made to the Company, the effect of any such refunds or adjustments on the actuarial soundness of the Company’s Medicare Advantage bids, or whether any RADV audit findings would require the Company to change its method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in the Company’s bids for prior contract years, the current contract year or future contract years. Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV, Public Exchange related or other audits by CMS, the OIG or otherwise, including audits of the Company’s MLR rebates, methodology and/or reports, could be material and could adversely affect the Company’s operating results, cash flows and/or financial condition.

The RADV Audit Rule does not apply to the CMS Part C Improper Payment Measures audits nor the HHS-RADV programs.

Medicare and Medicaid CIDs

The Company has received CIDs from the Civil Division of the DOJ in connection with a current investigation of the Company’s patient chart review processes related to risk adjustment data submissions under Parts C and D of the Medicare program. The Company has been cooperating with the government and providing documents and information in response to these CIDs.

In May 2017, the Company received a CID from the SDNY requesting documents and information concerning possible false claims submitted to Medicare in connection with reimbursements for prescription drugs under the Medicare Part D program. The Company has been cooperating with the government and providing documents and information in response to this CID.

Stockholder Matters

Beginning in February 2019, multiple class action complaints, as well as a derivative complaint, were filed by putative plaintiffs against the Company and certain current and former officers and directors. The plaintiffs in these cases assert a variety of causes of action under federal securities laws that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the performance of the Company’s LTC business unit. The Company and its current and former officers and directors are defending themselves against these claims. Since filing, several of the cases have been consolidated, and the first-filed federal case, City of Miami Fire Fighters’ and Police Officers’ Retirement Trust, et al. (formerly known as Anarkat), was dismissed with prejudice in February 2021. Plaintiffs appealed that decision to the First Circuit after their motion for reconsideration was denied, and in August 2022 the First Circuit affirmed the dismissal. In re CVS Health Corp. Securities Act Litigation (formerly known as Waterford) and In re CVS Health Corp. Securities Litigation (formerly known as City of Warren and Freundlich) have been stayed pending the outcome of the First Circuit appeal. Plaintiffs in both cases have since filed amended complaints, which the Company has moved to dismiss.

In August and September 2020, two class actions under the Employee Retirement Income Security Act of 1974 (“ERISA”) were filed in the U.S. District Court for the District of Connecticut against CVS Health, Aetna, and several current and former executives, directors and/or members of Aetna’s Compensation and Talent Management Committee: Radcliffe v. Aetna Inc., et al. and Flaim v. Aetna Inc., et al. The plaintiffs in these cases assert a variety of causes of action premised on allegations that the defendants breached fiduciary duties and engaged in prohibited transactions relating to participants in the Aetna 401(k) Plan’s investment in company stock between December 3, 2017 and February 20, 2019, claiming losses related to the performance of the Company’s LTC business unit. The district court consolidated the actions, and in October 2021, dismissed the consolidated action without prejudice. Plaintiffs filed an amended consolidated complaint, which the Company moved to dismiss. In October 2022, the court granted the Company’s motion to dismiss with prejudice. Plaintiffs have appealed this decision to the Second Circuit. The Company also received a related document request pursuant to ERISA § 104(b), to which the Company has responded. The Company and its current and former officers and directors are defending themselves against these claims.

In December 2021, the Company received a demand for inspection of books and records pursuant to Delaware Corporation Law Section 220 (the “Demand”). The Demand purports to be related to potential breaches of fiduciary duties by the Board in relation to certain matters concerning opioids.

Other Legal and Regulatory Proceedings

The Company is also a party to other legal proceedings and is subject to government investigations, inquiries and audits and has received and is cooperating with the government in response to CIDs, subpoenas, or similar process from various governmental agencies requesting information. These other legal proceedings and government actions include claims of or relating to bad faith, medical or professional malpractice, breach of fiduciary duty, claims processing, dispensing of medications, non-compliance with state and federal regulatory regimes, marketing misconduct, denial of or failure to timely or appropriately pay or administer claims and benefits, provider network structure (including the use of performance-based networks and termination of provider contracts), rescission of insurance coverage, improper disclosure or use of personal information, anticompetitive practices, general contractual matters, product liability, intellectual property litigation, and employment litigation. Some of these other legal proceedings are or are purported to be class actions or derivative claims. The Company is defending itself against the claims brought in these matters.

Awards to the Company and others of certain government contracts, particularly Medicaid contracts and other contracts with government customers in the Company’s Health Care Benefits segment, frequently are subject to protests by unsuccessful bidders. These protests may result in awards to the Company being reversed, delayed, or modified. The loss or delay in implementation of any government contract could adversely affect the Company’s operating results. The Company will continue to defend contract awards it receives.

There also continues to be a heightened level of review and/or audit by regulatory authorities and legislators of, and increased litigation regarding, the Company’s and the rest of the health care and related benefits industry’s business and reporting practices, including premium rate increases, utilization management, development and application of medical policies, complaint, grievance and appeal processing, information privacy, provider network structure (including provider network adequacy, the use of performance-based networks and termination of provider contracts), provider directory accuracy, calculation of minimum medical loss ratios and/or payment of related rebates, delegated arrangements, rescission of insurance coverage, limited benefit health products, student health products, pharmacy benefit management practices (including manufacturers’ rebates, pricing, the use of narrow networks and the placement of drugs in formulary tiers), sales practices, customer service practices, vendor oversight, and claim payment practices (including payments to out-of-network providers).

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

In 2022, 2021 and 2020, revenues from the federal government accounted for 18%, 17% and 16%, respectively, of the Company’s consolidated total revenues, primarily related to contracts with CMS for coverage of Medicare-eligible individuals within the Health Care Benefits segment.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Pharmacy Services (1)	Retail/ LTC	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
2022:
Revenues from external customers	$90,844	$157,787	$72,874	$124	$—	$321,629
Intersegment revenues	89	11,449	33,764	—	(45,302)	—
Net investment income (loss)	476	—	(44)	406	—	838
Total revenues	91,409	169,236	106,594	530	(45,302)	322,467
Adjusted operating income (loss)	5,984	7,356	6,705	(1,785)	(728)	17,532
Depreciation and amortization	1,629	567	1,813	238	—	4,247
2021:
Revenues from external customers	81,515	143,194	66,078	125	—	290,912
Intersegment revenues	85	9,828	34,010	—	(43,923)	—
Net investment income	586	—	17	596	—	1,199
Total revenues	82,186	153,022	100,105	721	(43,923)	292,111
Adjusted operating income (loss)	5,012	6,859	7,623	(1,471)	(711)	17,312
Depreciation and amortization	1,837	576	1,884	215	—	4,512
2020:
Revenues from external customers	74,926	132,663	60,208	111	—	267,908
Intersegment revenues	58	9,275	30,990	—	(40,323)	—
Net investment income	483	—	—	315	—	798
Total revenues	75,467	141,938	91,198	426	(40,323)	268,706
Adjusted operating income (loss)	6,188	5,688	6,146	(1,306)	(708)	16,008
Depreciation and amortization	1,832	612	1,801	196	—	4,441
_____________________________________________
(1)Total revenues of the Pharmacy Services segment include approximately $12.6 billion, $11.6 billion and $10.9 billion of retail co-payments for 2022, 2021 and 2020, respectively. See Note 1 ‘‘Significant Accounting Policies’’ for additional information about retail co-payments.
(2)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Pharmacy Services segment, and/or the Retail/LTC segment. Intersegment adjusted operating income eliminations occur when members of Pharmacy Services segment clients enrolled in Maintenance Choice® elect to pick up maintenance prescriptions at one of the Company’s retail pharmacies instead of receiving them through the mail. When this occurs, both the Pharmacy Services and Retail/LTC segments record the adjusted operating income on a stand-alone basis.

The following is a reconciliation of consolidated operating income to adjusted operating income for the years ended December 31, 2022, 2021 and 2020:

In millions	2022	2021	2020
Operating income (GAAP measure)	$7,746	$13,193	$13,911
Amortization of intangible assets (1)	1,808	2,259	2,341
Office real estate optimization charges (2)	117	—	—
Gain on divestiture of subsidiaries (3)	(475)	—	(269)
Opioid litigation charges (4)	5,803	—	—
Loss on assets held for sale (5)	2,533	—	—
Acquisition-related integration costs (6)	—	132	332
Store impairments (7)	—	1,358	—
Goodwill impairment (8)	—	431	—
Acquisition purchase price adjustment outside of measurement period (9)	—	(61)	—
Receipt of fully reserved ACA risk corridor receivable (10)	—	—	(307)
Adjusted operating income	$17,532	$17,312	$16,008
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
(2)In 2022, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the planned reduction of corporate office real estate space in response to the Company’s new flexible work arrangement. The office real estate optimization charges are reflected in the Company’s GAAP consolidated statement of operations in operating expenses within the Health Care Benefits, Corporate/Other and Pharmacy Services segments.
(3)In 2022, the gain on divestiture of subsidiaries represents the pre-tax gain on the sale of bswift, which the Company sold in November 2022, and the pre-tax gain on the sale of PayFlex, which the Company sold in June 2022. In 2020, the gain on divestiture of subsidiary represents the pre-tax gain on the sale of the Workers’ Compensation business, which the Company sold in July 2020. The gains on divestitures are reflected as a reduction of operating expenses in the Company’s GAAP consolidated statements of operations within the Health Care Benefits segment.
(4)In 2022, the opioid litigation charges relate to agreements to resolve substantially all opioid claims against the Company by certain states and governmental entities. The opioid litigation charges are reflected within the Corporate/Other segment.
(5)In 2022, the loss on assets held for sale relates to the LTC reporting unit within the Retail/LTC segment. The Company continually evaluates its portfolio for non-strategic assets. The Company determined that its LTC business was no longer a strategic asset and during the third quarter of 2022 committed to a plan to sell the LTC business. As of September 30, 2022, the LTC business met the criteria for held-for-sale accounting and its net assets were accounted for as assets held for sale. The carrying value of the LTC business was determined to be greater than its estimated fair value less costs to sell and a loss on assets held for sale was recorded during the third quarter of 2022. As of December 31, 2022, the net assets of the LTC business continued to meet the criteria for held-for-sale accounting and during the fourth quarter of 2022, an incremental loss on assets held for sale was recorded to write down the carrying value of the LTC business to its estimated fair value less costs to sell. During 2022, the loss on assets held for sale also relates to the Commercial Business reporting unit within the Health Care Benefits segment. In March 2022, the Company reached an agreement to sell its Thailand business, which was included in the Commercial Business reporting unit. At that time, a portion of the Commercial Business goodwill was specifically allocated to the Thailand business. The net assets of the Thailand business were accounted for as assets held for sale at March 31, 2022. The carrying value of the Thailand business was determined to be greater than its estimated fair value less costs to sell and a loss on assets held for sale was recorded during the first quarter of 2022. The sale of the Thailand business closed in the second quarter of 2022, and the ultimate loss on the sale was not material.
(6)In 2021 and 2020, acquisition-related integration costs relate to the acquisition of Aetna. The acquisition-related integration costs are reflected in the Company’s GAAP consolidated statements of operations in operating expenses within the Corporate/Other segment.
(7)In 2021, the store impairment charge relates to the write down of operating lease right-of-use assets and property and equipment in connection with the planned closure of approximately 900 retail stores between 2022 and 2024. The store impairment charge is reflected within the Retail/LTC segment.
(8)In 2021, the goodwill impairment charge relates to an impairment of the remaining goodwill of the LTC reporting unit within the Retail/LTC segment.
(9)In 2021, the Company received $61 million related to a purchase price working capital adjustment for an acquisition completed during the first quarter of 2020. The resolution of this matter occurred subsequent to the acquisition accounting measurement period and is reflected in the Company’s GAAP consolidated statement of operations as a reduction of operating expenses within the Health Care Benefits segment.
(10)In 2020, the Company received $313 million owed to it under the ACA’s risk corridor program that was previously fully reserved for as payment was uncertain. After considering offsetting items such as the ACA’s minimum MLR rebate requirements and premium taxes, the Company recognized pre-tax income of $307 million in the Company’s GAAP consolidated statement of operations within the Health Care Benefits segment.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Opinion on Internal Control over Financial Reporting

We have audited CVS Health Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CVS Health Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 8, 2023, expressed an unqualified opinion thereon.

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
February 8, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CVS Health Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2023, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of health care costs payable
Description of the Matter
At December 31, 2022, the incurred but not reported (“IBNR”) liabilities represented $7.8 billion of $10.4 billion of health care costs payable. As discussed in Note 1 to the consolidated financial statements, the Company’s liability for health care costs payable includes estimated payments for (1) services rendered to members but not yet reported and (2) claims that have been reported but not yet paid, each as of the financial statement date (collectively, “IBNR”). The estimated IBNR liability is developed utilizing actuarial principles and assumptions that include historical and projected claim submission and processing patterns, historical and assumed medical cost trends, historical utilization of medical services, claim inventory levels, changes in membership and product mix, seasonality and other relevant factors to record the actuarial best estimate of health care costs payable. There is significant uncertainty inherent in determining management’s actuarial best estimate of health care costs payable. In particular, the estimate is sensitive to the assumed completion factors and the assumed health care cost trend rates.

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
February 8, 2023

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (f) and 15d-15(f) under the Securities Exchange Act of 1934) as of December 31, 2022, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective at a reasonable assurance level and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to such officers on a timely basis.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements. In order to ensure the Company’s internal control over financial reporting is effective, management regularly assesses such control and did so most recently for its financial reporting as of December 31, 2022.

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

Based on management’s assessment, management concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance that assets are safeguarded and that the financial records are reliable for preparing financial statements as of December 31, 2022.

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

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

No events have occurred during the fourth quarter ended December 31, 2022 that would require disclosure under this item.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

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

The following table summarizes information about the registrant’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (2) (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1) (c)
Equity compensation plans approved by stockholders (3)	26,544	$75.70	21,341
Equity compensation plans not approved by stockholders (4)	1,800	43.60	—
Total	28,344	74.28	21,341
_____________________________________________
(1)Shares in thousands.
(2)Consists of: (i) 13,834 shares of common stock underlying outstanding options, (ii) 639 shares of common stock issuable upon the exercise of outstanding stock appreciation rights (“SARs”) and (iii) 13,871 shares of common stock issuable on the vesting of outstanding restricted stock units, deferred stock units and performance stock units, assuming target level performance in the case of performance stock units. The number of shares included with respect to outstanding SARs is the number of shares of CVS Health Corporation common stock that would have been issued had the SARs been exercised based on the closing price per share of CVS Health Corporation common stock on December 31, 2022, as reported on the NYSE, which was $93.19.
(3)Consists of the CVS Health 2017 Incentive Compensation Plan.
(4)Consists of the Amended Aetna Inc. 2010 Stock Incentive Plan (the “Aetna Stock Plan”). The Aetna Stock Plan expired on May 21, 2020, therefore there are no securities available for future grants under this plan.

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

Item 14. Principal Accountant Fees and Services.

The section of the Proxy Statement under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2022” is incorporated herein by reference.

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
2.1
Agreement and Plan of Merger, dated as of September 2, 2022, by and among CVS Pharmacy, Inc., Noah Merger Sub, Inc. and Signify Health, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed September 6, 2022).

2.2
Voting Agreement, dated as of September 2, 2022, by and among CVS Pharmacy, Inc. and certain stockholders of Signify Health, Inc. party thereto (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed September 6, 2022).

3	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation of the Registrant dated June 4, 2018 (incorporated by reference to Exhibit 3.1C of Registrant’s Current Report on Form 8-K filed June 5, 2018).
3.2	By-Laws of the Registrant, as amended and restated November 17, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 21, 2022).

4	Instruments defining the rights of security holders, including indentures
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

4.3	Form of the Registrant’s 2023 Note (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.4	Form of the Registrant’s 2025 Note (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.5	Form of the Registrant’s 2028 Note (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.6	Form of the Registrant’s 2038 Note (incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.7	Form of the Registrant’s 2048 Note (incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.8	Form of the Registrant’s 2024 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 15, 2019).
4.9	Form of the Registrant’s 2026 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 15, 2019).
4.10	Form of the Registrant’s 2029 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 15, 2019).
4.11	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).

4.12	Form of the Registrant’s 2030 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.13	Form of the Registrant’s 2040 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.14	Form of the Registrant’s 2050 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.15	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).
4.16	Form of the Registrant’s 2030 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).
4.17	Form of the Registrant’s 2040 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).
4.18	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2020).
4.19	Form of the Registrant’s 2031 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 16, 2020).
4.20	Form of the 2031 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2021).
4.21	Material terms of outstanding securities that are registered under Section 12 of the 1934 Act as required by Item 202(a)-(d) and (f) of Regulation S-K.

10	Material Contracts
10.1*
Five Year Credit Agreement dated as of May 16, 2022, by and among the Registrant, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022).

10.2*
First Amendment to Five Year Credit Agreement dated as of May 16, 2022, to the Five Year Credit Agreement dated as of May 11, 2021, by and among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022).

10.3*
First Amendment to Five Year Credit Agreement dated as of May 16, 2022, to the Five Year Credit Agreement dated as of May 16, 2019, by and among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022).

10.4*
Five Year Credit Agreement dated as of May 11, 2021, by and among the Registrant, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021).

10.5*
Five Year Credit Agreement, dated as of May 16, 2019, by and among the Registrant, the lenders party thereto and Bank of America N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019).

10.6*
The Registrant’s Supplemental Retirement Plan I for Select Senior Management, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009).

10.7*
Form of Enterprise Non-Competition, Non-Disclosure and Developments Agreement between the Registrant and certain of the Registrant’s executive officers (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.8*
The Registrant’s Deferred Stock Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.9*	The Registrant’s 2007 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed May 19, 2020).
10.10*	Universal 409A Definition Document, as amended (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).
10.11*
The Registrant’s Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.12*	The Registrant’s Partnership Equity Program, as amended (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).
10.13*
The Registrant’s Performance-Based Restricted Stock Unit Plan, as amended (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.14*	The Registrant’s 2017 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed May 19, 2020).
10.15*	The Registrant’s Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.16*	The Registrant’s Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).
10.17*
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

10.24*
Form of Performance Stock Unit Agreement - Annual Grant between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020).

10.25*	The Registrant’s Management Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
10.26*
The Registrant’s Amended and Restated Severance Plan for Non-Store Employees dated October 11, 2021(incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.27*
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

10.33*
Form of Performance Stock Unit Agreement - Annual Grant between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019).

10.34*
Amended and Restated Employment Agreement between the Registrant and Larry Merlo (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.35*
Amendment dated as of December 21, 2012 to the Amended and Restated Employment Agreement between the Registrant and Larry Merlo (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.36*
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

10.39*
Form of Performance Stock Unit Agreement - Annual Grant between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019).

10.40*
Change in Control Agreement effective as of July 19, 2010 between the Registrant and Eva Boratto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.41*
Restrictive Covenant Agreement dated June 21, 2019 between the Registrant and Eva Boratto (incorporated by reference to Exhibit 10.48 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.42*
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

10.45*
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

10.47*
Change in Control Agreement dated October 1, 2012 between the Registrant and Thomas Moriarty (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015).

10.48*
Restrictive Covenant Agreement dated July 8, 2019 between the Registrant and Thomas Moriarty (incorporated by reference to Exhibit 10.56 of the Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 2019).

10.49*
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

10.51*
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

10.53*
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

10.56*
Form of Nonqualified Stock Option Agreement between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.57*	Descriptions of certain arrangements not embodied in formal documents as described under the heading “Non-Employee Director Compensation” are incorporated herein by reference to the Proxy Statement (when filed).

10.58*
Form of Restricted Stock Unit Agreement between the Registrant and selected employees of the Registrant.(incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2022).

10.59*
Form of Performance Stock Unit Agreement between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2022).

10.60*
Form of Nonqualified Stock Option Agreement between the Registrant and selected executives of the Registrant (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2022).

10.61*
Form of Nonqualified Stock Option Agreement between the Registrant and selected executives of the Registrant (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2022).

21	Subsidiaries of the registrant
21.1	Subsidiaries of CVS Health Corporation.

23	Consents of experts and counsel
23.1	Consent of Ernst & Young LLP.

31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification by the Chief Executive Officer.
31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications
32.1	Certification by the Chief Executive Officer.
32.2	Certification by the Chief Financial Officer.

101	Interactive Data File
101	The following materials from the CVS Health Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2022 formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104
104	Cover Page Interactive Data File - The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS HEALTH CORPORATION
Date:	February 8, 2023	By:	/s/ SHAWN M. GUERTIN
Shawn M. Guertin
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ FERNANDO AGUIRRE	Director	February 8, 2023
Fernando Aguirre

/s/ JEFFREY R. BALSER, M.D., Ph.D.	Director	February 8, 2023
Jeffrey R. Balser, M.D., Ph.D.

/s/ C. DAVID BROWN II	Director	February 8, 2023
C. David Brown II

/s/ JAMES D. CLARK	Senior Vice President - Controller and Chief	February 8, 2023
James D. Clark	Accounting Officer (Principal Accounting Officer)

/s/ ALECIA A. DECOUDREAUX	Director	February 8, 2023
Alecia A. DeCoudreaux

/s/ NANCY-ANN M. DEPARLE	Director	February 8, 2023
Nancy-Ann M. DeParle

/s/ ROGER N. FARAH	Chair of the Board and Director	February 8, 2023
Roger N. Farah

/s/ ANNE M. FINUCANE	Director	February 8, 2023
Anne M. Finucane

/s/ SHAWN M. GUERTIN	Executive Vice President and Chief Financial	February 8, 2023
Shawn M. Guertin	Officer (Principal Financial Officer)

/s/ EDWARD J. LUDWIG	Director	February 8, 2023
Edward J. Ludwig

/s/ KAREN S. LYNCH	President and Chief Executive Officer	February 8, 2023
Karen S. Lynch	(Principal Executive Officer) and Director

/s/ JEAN-PIERRE MILLON	Director	February 8, 2023
Jean-Pierre Millon

/s/ MARY L. SCHAPIRO	Director	February 8, 2023
Mary L. Schapiro

/s/ WILLIAM C. WELDON	Director	February 8, 2023
William C. Weldon