Form 10-Q
period 2023-03-31
CVS HEALTH Corp
filed 2023-05-03
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of April 26, 2023, the registrant had 1,282,025,283 shares of common stock issued and outstanding.

Form 10-Q Table of Contents
Part I.Financial Information

Item 1.Financial Statements

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2023	2022
Revenues:
Products	$58,147	$52,522
Premiums	24,352	21,631
Services	2,445	2,505
Net investment income	334	168
Total revenues	85,278	76,826
Operating costs:
Cost of products sold	51,455	45,509
Benefit costs	20,448	17,923
Opioid litigation charge	—	484
Loss on assets held for sale	349	41
Operating expenses	9,580	9,324
Total operating costs	81,832	73,281
Operating income	3,446	3,545
Interest expense	589	586
Other income	(22)	(42)
Income before income tax provision	2,879	3,001
Income tax provision	737	646
Net income	2,142	2,355
Net income attributable to noncontrolling interests	(6)	(1)
Net income attributable to CVS Health	$2,136	$2,354

Net income per share attributable to CVS Health:
Basic	$1.66	$1.79
Diluted	$1.65	$1.77
Weighted average shares outstanding:
Basic	1,283	1,312
Diluted	1,291	1,328
Dividends declared per share	$0.605	$0.55

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
In millions	2023	2022
Net income	$2,142	$2,355
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)	470	(1,132)
Change in discount rate on long-duration insurance reserves	(74)	369
Foreign currency translation adjustments	(1)	3
Net cash flow hedges	(6)	(3)
Other comprehensive income (loss)	389	(763)
Comprehensive income	2,531	1,592
Comprehensive income attributable to noncontrolling interests	(6)	(1)
Comprehensive income attributable to CVS Health	$2,525	$1,591

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$14,618	$12,945
Investments	3,102	2,778
Accounts receivable, net	28,331	27,276
Inventories	18,263	19,090
Assets held for sale	625	908
Other current assets	3,767	2,636
Total current assets	68,706	65,633
Long-term investments	21,612	21,096
Property and equipment, net	12,872	12,873
Operating lease right-of-use assets	17,660	17,872
Goodwill	84,057	78,150
Intangible assets, net	26,368	24,803
Separate accounts assets	3,231	3,228
Other assets	4,824	4,620
Total assets	$239,330	$228,275

Liabilities:
Accounts payable	$12,527	$14,838
Pharmacy claims and discounts payable	20,047	19,423
Health care costs payable	10,895	10,142
Policyholders’ funds	1,426	1,500
Accrued expenses	21,515	18,745
Other insurance liabilities	4,974	1,089
Current portion of operating lease liabilities	1,679	1,678
Current portion of long-term debt	1,778	1,778
Liabilities held for sale	213	228
Total current liabilities	75,054	69,421
Long-term operating lease liabilities	16,571	16,800
Long-term debt	56,450	50,476
Deferred income taxes	4,095	4,016
Separate accounts liabilities	3,231	3,228
Other long-term insurance liabilities	5,678	5,835
Other long-term liabilities	6,671	6,730
Total liabilities	167,750	156,506

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,759 shares issued and 1,279 shares outstanding at March 31, 2023 and 1,758 shares issued and 1,300 shares outstanding at December 31, 2022 and capital surplus	48,306	48,193
Treasury stock, at cost: 480 shares at March 31, 2023 and 458 shares at December 31, 2022	(33,802)	(31,858)
Retained earnings	57,753	56,398
Accumulated other comprehensive loss	(875)	(1,264)
Total CVS Health shareholders’ equity	71,382	71,469
Noncontrolling interests	198	300
Total shareholders’ equity	71,580	71,769
Total liabilities and shareholders’ equity	$239,330	$228,275

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2023	2022
Cash flows from operating activities:
Cash receipts from customers	$87,798	$74,192
Cash paid for prescriptions dispensed and health services rendered	(50,223)	(44,365)
Insurance benefits paid	(19,757)	(16,616)
Cash paid to other suppliers and employees	(9,958)	(8,969)
Interest and investment income received	426	199
Interest paid	(773)	(782)
Income taxes paid	(75)	(96)
Net cash provided by operating activities	7,438	3,563

Cash flows from investing activities:
Proceeds from sales and maturities of investments	1,891	2,570
Purchases of investments	(2,358)	(3,474)
Purchases of property and equipment	(984)	(1,051)
Acquisitions (net of cash acquired)	(7,094)	(7)
Other	31	(31)
Net cash used in investing activities	(8,514)	(1,993)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,951	—
Repayments of long-term debt	(362)	(14)
Repurchase of common stock	(2,018)	(2,000)
Dividends paid	(779)	(722)
Proceeds from exercise of stock options	96	297
Payments for taxes related to net share settlement of equity awards	(34)	(62)
Other	(128)	(149)
Net cash provided by (used in) financing activities	2,726	(2,650)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,650	(1,080)
Cash, cash equivalents and restricted cash at the beginning of the period	13,305	12,691
Cash, cash equivalents and restricted cash at the end of the period	$14,955	$11,611

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2023	2022
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,142	$2,355
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,001	1,049
Stock-based compensation	103	89
Deferred income taxes and other noncash items	155	(175)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(751)	(1,967)
Inventories	828	(400)
Other assets	(1,255)	(348)
Accounts payable and pharmacy claims and discounts payable	(1,203)	1,974
Health care costs payable and other insurance liabilities	4,382	1,430
Other liabilities	2,036	(444)
Net cash provided by operating activities	$7,438	$3,563

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2022	1,758	(458)	$48,193	$(31,858)	$56,398	$(1,264)	$71,469	$300	$71,769
Net income	—	—	—	—	2,136	—	2,136	6	2,142
Other comprehensive income (Note 9)	—	—	—	—	—	389	389	—	389
Stock option activity, stock awards and other	1	—	122	—	—	—	122	—	122
Purchase of treasury shares, net of ESPP issuances	—	(22)	(18)	(1,944)	—	—	(1,962)	—	(1,962)
Common stock dividends	—	—	—	—	(781)	—	(781)	—	(781)
Other decreases in noncontrolling interests	—	—	9	—	—	—	9	(108)	(99)
Balance at March 31, 2023	1,759	(480)	$48,306	$(33,802)	$57,753	$(875)	$71,382	$198	$71,580

Balance at December 31, 2021	1,744	(422)	$47,377	$(28,173)	$54,906	$965	$75,075	$306	$75,381
Adoption of new accounting standard (Note 1) (3)	—	—	—	—	91	(631)	(540)	—	(540)
Net income	—	—	—	—	2,354	—	2,354	1	2,355
Other comprehensive loss (Note 9)	—	—	—	—	—	(763)	(763)	—	(763)
Stock option activity, stock awards and other	3	—	300	—	—	—	300	—	300
Purchase of treasury shares, net of ESPP issuances	—	(19)	—	(1,972)	—	—	(1,972)	—	(1,972)
Common stock dividends	—	—	—	—	(730)	—	(730)	—	(730)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	3	3
Balance at March 31, 2022	1,747	(441)	$47,677	$(30,145)	$56,621	$(429)	$73,724	$310	$74,034
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of March 31, 2023 and 2022 and December 31, 2022 and 2021.
(2)Common stock and capital surplus includes the par value of common stock of $18 million as of March 31, 2023 and December 31, 2022 and $17 million as of March 31, 2022 and December 31, 2021.
(3)Reflects the adoption of Accounting Standards Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (Topic 944) during the three months ended March 31, 2023. See Note 1 ‘‘Significant Accounting Policies’’ for additional information.

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Significant Accounting Policies

Description of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health” or the “Company”), has more than 9,000 retail locations, more than 1,100 walk-in medical clinics, a leading pharmacy benefits manager with over 110 million plan members and expanding specialty pharmacy solutions, and a dedicated senior pharmacy care business serving more than one million patients per year. The Company also serves an estimated 37 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is a leader in key segments of health care through its foundational businesses and is creating new sources of value by expanding into next generation care delivery and health services, with a goal of improving satisfaction levels for both providers and consumers. The Company believes its integrated health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

In connection with its new operating model adopted in the first quarter of 2023, the Company realigned the composition of its segments to reflect how its Chief Operating Decision Maker (the “CODM”) reviews information and manages the business. As a result of this realignment, the Company formed a new Health Services segment, which in addition to providing a full range of pharmacy benefit management (“PBM”) solutions, also delivers health care services in the Company’s medical clinics, virtually, and in the home, as well as provider enablement solutions. In addition, the Company created a new Pharmacy & Consumer Wellness segment, which includes its retail and long-term care pharmacy operations and related pharmacy services, as well as its retail front store operations. This segment will also provide pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. Prior period segment financial information has been recast to conform with the current period presentation.

Following the segment realignment described above, the Company’s four reportable segments are as follows: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Health Care Benefits Segment
The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” In addition, effective January 2022, the Company entered the individual public health insurance exchanges (“Public Exchanges”) in eight states through which it sells Insured plans directly to individual consumers. The Company entered Public Exchanges in four additional states effective January 2023.

Health Services Segment
The Health Services segment provides a full range of PBM solutions, delivers health care services in its medical clinics, virtually, and in the home, and offers provider enablement solutions. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. The Health Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, plans offered on Public Exchanges and private health insurance exchanges, other sponsors of health benefit plans throughout the United States and Covered Entities.

Pharmacy & Consumer Wellness Segment
The Pharmacy & Consumer Wellness segment dispenses prescriptions in its retail pharmacies and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of March 31, 2023, the Pharmacy & Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Health and its subsidiaries have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

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

Restricted Cash

Restricted cash included in other current assets on the unaudited condensed consolidated balance sheets primarily represents funds held on behalf of members and funds held in escrow in connection with agreements with accountable care organizations.

Restricted cash included in other assets on the unaudited condensed consolidated balance sheets represents amounts held in a trust in one of the Company’s captive insurance companies to satisfy collateral requirements associated with the assignment of certain insurance policies.

All restricted cash is invested in demand deposits, time deposits and money market funds.

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	March 31, 2023	December 31, 2022
Cash and cash equivalents	$14,618	$12,945
Restricted cash (included in other current assets)	107	144
Restricted cash (included in other assets)	230	216
Total cash, cash equivalents and restricted cash in the statements of cash flows	$14,955	$13,305

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net at March 31, 2023 and December 31, 2022 was composed of the following:

In millions	March 31, 2023	December 31, 2022
Trade receivables	$9,229	$8,983
Vendor and manufacturer receivables	13,357	12,395
Premium receivables	3,636	2,676
Other receivables	2,320	3,449
Total accounts receivable, net (1)	$28,542	$27,503
_____________________________________________
(1)Includes accounts receivable of $211 million and $227 million which have been accounted for as assets held for sale and are included in assets held for sale on the unaudited condensed consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively. See Note 2 ‘‘Acquisitions and Assets Held for Sale’’ for additional information.

The Company’s allowance for credit losses was $324 million and $333 million as of March 31, 2023 and December 31, 2022, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

Health Care Contract Acquisition Costs

Insurance products included in the Health Care Benefits segment are cancellable by either the customer or the member monthly upon written notice. Acquisition costs related to prepaid health care and health indemnity contracts are generally expensed as incurred. For certain long-duration insurance contracts, acquisition costs directly related to the successful acquisition of a new or renewal insurance contract, including commissions, are deferred and are recorded as other current assets or other assets on the unaudited condensed consolidated balance sheets. Contracts are grouped by product and issue year into cohorts consistent with the grouping used in estimating the associated liability and are amortized on a constant level basis based on the remaining in-force policies over the estimated term of the contracts to approximate straight-line amortization. Changes to the Company’s assumptions, including assumptions related to persistency, are reflected at the cohort level at the time of change and are recognized prospectively over the estimated terms of the contract. The amortization of deferred acquisition costs is recorded in operating expenses in the unaudited condensed consolidated statements of operations.

The following is a roll forward of deferred acquisition costs for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
In millions	2023	2022
Deferred acquisition costs, beginning of the period	$1,219	$879
Capitalizations	135	139
Amortization expense	(64)	(47)
Deferred acquisition costs, end of the period	$1,290	$971

Goodwill

The Company accounts for business combinations using the acquisition method of accounting, which requires the excess cost of an acquisition over the fair value of net assets acquired and identifiable intangible assets to be recorded as goodwill. Goodwill is not amortized, but is subject to impairment reviews annually, or more frequently, if necessary.

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

The Company’s definite-lived intangible assets are amortized over their estimated useful lives based upon the pattern of future cash flows attributable to the asset. Definite-lived intangible assets are amortized using the straight-line method. VOBA is subject to loss recognition testing annually, or more frequently, if necessary.

Indefinite lived intangible assets are not amortized but are tested for impairment annually, or more frequently, if necessary.

Separate Accounts

Separate Accounts assets and liabilities related to large case pensions products represent funds maintained to meet specific objectives of contract holders who bear the investment risk. These assets and liabilities are carried at fair value. Net investment income (including net realized capital gains and losses) accrue directly to such contract holders. The assets of each account are legally segregated and are not subject to claims arising from the Company’s other businesses. Deposits, withdrawals and net investment income (including net realized and net unrealized capital gains and losses) on Separate Accounts assets are not reflected in the unaudited condensed consolidated statements of operations or cash flows. Management fees charged to contract holders are included in services revenue and recognized over the period earned.

See Note 4 ‘‘Fair Value’’ and Note 6 ‘‘Other Insurance Liabilities and Separate Accounts’’ for additional information about separate accounts.

Future Policy Benefits

Future policy benefits consist primarily of reserves for products for which the Company no longer solicits or accepts new customers, including limited payment pension and annuity contracts and long-term care insurance contracts and are recorded in other insurance liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets. Contracts are grouped into cohorts by contract type and issue year. The liability for future policy benefits is adjusted for differences between actual and expected experience.

Reserves for limited payment pension and annuity contracts represent the Company’s estimate of the present value of future benefits to be paid to or on behalf of policyholders and are computed using actuarial principles that consider, among other things, assumptions reflecting anticipated mortality and retirement experience. On an annual basis, or more frequently if necessary, the Company reviews mortality assumptions against both industry standards and its experience.

Reserves for long-term care insurance contracts represent the Company’s estimate of the present value of future benefits and settlement costs to be paid to or on behalf of policyholders less the present value of future net premiums. The Company’s estimate of the present value of future benefits under such contracts is based upon mortality, morbidity, lapse and interest rate assumptions. On an annual basis, or more frequently if necessary, the Company reviews its mortality, morbidity and lapse assumptions against its experience. Annually, or each time the assumptions are changed, the net premium ratio used to calculate the future policy benefit liability is updated to reflect actual experience, as well as the impact of any change in assumptions on the Company’s future cash flows.

The Company discounts its future policy benefit liability using a curve of spot rates derived from an upper-medium grade fixed-income investment. At each reporting date, the Company will measure its liability for future policy benefits using both the current spot rate curve and the locked-in discount rate at each cohort’s inception. Any difference between the measured liabilities is recorded in other comprehensive income (loss). In subsequent periods, the current period amount recorded in other comprehensive income (loss) will be adjusted for amounts previously recorded in accumulated other comprehensive loss.

As of March 31, 2023, future policy benefits balances of $529 million and $4.6 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively. As of December 31, 2022, future policy benefits balances of $334 million and $4.7 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively.

See Note 6 ‘‘Other Insurance Liabilities and Separate Accounts’’ for additional information about future policy benefits.

Revenue Recognition

Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source in each segment for the three months ended March 31, 2023 and 2022:

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended March 31, 2023
Major goods/services lines:
Pharmacy	$—	$43,737	$21,495	$—	$(12,732)	$52,500
Front Store	—	—	5,597	—	—	5,597
Premiums	24,339	—	—	13	—	24,352
Net investment income (loss)	164	—	(3)	173	—	334
Other	1,374	854	833	2	(568)	2,495
Total	$25,877	$44,591	$27,922	$188	$(13,300)	$85,278

Health Services distribution channel:
Pharmacy network (1)		$27,592
Mail & specialty (2)		16,145
Other		854
Total		$44,591

Three Months Ended March 31, 2022
Major goods/services lines:
Pharmacy	$—	$38,796	$19,532	$—	$(11,276)	$47,052
Front Store	—	—	5,313	—	—	5,313
Premiums	21,614	—	—	17	—	21,631
Net investment income (loss)	89	—	(16)	95	—	168
Other	1,391	819	1,069	14	(631)	2,662
Total	$23,094	$39,615	$25,898	$126	$(11,907)	$76,826

Health Services distribution channel:
Pharmacy network (1)		$24,128
Mail & specialty (2)		14,668
Other		819
Total		$39,615
_____________________________________________
(1)Health Services pharmacy network is defined as claims filled at retail and specialty retail pharmacies, including the Company’s retail pharmacies and LTC pharmacies. Effective January 1, 2023, pharmacy network also includes activity associated with Maintenance Choice, which permits eligible client plan members to fill their maintenance prescriptions through mail order delivery or at a CVS pharmacy retail store for the same price as mail order. Maintenance Choice activity was previously reflected in mail & specialty. Prior period financial information has been revised to conform with current period presentation.
(2)Health Services mail & specialty is defined as specialty mail claims inclusive of Specialty Connect® claims picked up at a retail pharmacy, as well as mail order and specialty claims fulfilled by the Pharmacy & Consumer Wellness segment. Effective January 1, 2023, mail & specialty excludes Maintenance Choice activity, which is now reflected within pharmacy network. Prior period financial information has been revised to conform with current period presentation.

Contract Balances
Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, and primarily include ExtraBucks® Rewards and unredeemed Company gift cards. The consideration received remains a contract liability until goods or services have been provided to the customer. In addition, the Company recognizes breakage on Company gift cards based on historical redemption patterns.

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	March 31, 2023	December 31, 2022
Trade receivables (included in accounts receivable, net)	$9,229	$8,983
Contract liabilities (included in accrued expenses)	136	71

During the three months ended March 31, 2023 and 2022, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. During the three months ended March 31, 2023, the contract liabilities balance also reflects the addition of contract liabilities acquired in connection with the Company’s acquisition of Signify Health, Inc. (“Signify Health”) on March 29, 2023. Below is a summary of such changes:

	Three Months Ended March 31,
In millions	2023	2022
Contract liabilities, beginning of the period	$71	$87
Rewards earnings and gift card issuances	82	80
Redemption and breakage	(85)	(87)
Acquired contract liabilities	68	—
Contract liabilities, end of the period	$136	$80

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of $17 million and $15 million in the three months ended March 31, 2023 and 2022, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services, LLC (“Heartland”). Heartland operates several LTC pharmacies in four states. Heartland paid the Company $19 million and $21 million for pharmaceutical inventory purchases during the three months ended March 31, 2023 and 2022, respectively. Additionally, the Company performs certain collection functions for Heartland and then transfers those customer cash collections to Heartland. The Company’s investment in and equity in the earnings of Heartland for all periods presented is immaterial.

New Accounting Pronouncements Recently Adopted

Targeted Improvements to the Accounting for Long-Duration Insurance Contracts
In August 2018, the Financial Accounting Standards Board issued ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (Topic 944) (the “long-duration insurance standard”). This standard requires the Company to review cash flow assumptions for its long-duration insurance contracts at least annually and recognize the effect of changes in future cash flow assumptions in net income. This standard also requires the Company to update discount rate assumptions quarterly and recognize the effect of changes in these assumptions in other comprehensive income. The rate used to discount the Company’s liability for future policy benefits will be based on an estimate of the yield for an upper-medium grade fixed-income instrument with a duration profile matching that of the Company’s liabilities. In addition, this standard changes the amortization method for deferred acquisition costs and requires additional disclosures regarding the long duration insurance contract liabilities in the Company’s interim and annual financial statements.

The Company adopted this accounting standard on January 1, 2023, using the modified retrospective transition method as of the earliest period presented, January 1, 2021, also referred to as the “transition date”, for changes to its liabilities for future policy benefits, deferred acquisition costs and value of business acquired intangible asset. Upon adoption, the Company recorded a transition date net adjustment to reduce accumulated other comprehensive income (loss) by $986 million ($766 million after-tax) with a corresponding increase to its liability for future policy benefits, the majority of which is included within other insurance liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets. The transition date net adjustment was a result of updating the rate used to discount the liabilities to reflect the yield for an upper-medium grade fixed-income instrument compared to the Company’s expected investment yield under the historical guidance. The Company was not required to record an adjustment to retained earnings on the transition date. Prior period financial information has been revised to reflect the adoption of the long-duration insurance standard.

The following summarizes changes in the balances of long-duration insurance liabilities as a result of the adoption of the long-duration insurance standard effective January 1, 2021:

In millions	Large Case Pensions	Long-Term Care	Other
Balance at December 31, 2020, net of reinsurance	$3,224	$1,142	$480
Add: Reinsurance recoverable	—	—	274
Balance at December 31, 2020	3,224	1,142	754
Change in discount rate assumptions	604	553	44
Removal of shadow adjustments in accumulated other comprehensive income	(181)	—	—
Adjusted balance at January 1, 2021	3,647	1,695	798
Less: Reinsurance recoverable	—	—	308
Adjusted balance at January 1, 2021, net of reinsurance	$3,647	$1,695	$490

Impact of Long-Duration Insurance Standard Adoption on Financial Statement Line Items
As a result of applying the long-duration insurance standard using a modified retrospective method, the following adjustments were made to amounts reported in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2022:

	Impact of Change in Accounting Policy
In millions	As Reported March 31, 2022	Adjustments	Adjusted March 31, 2022
Condensed Consolidated Statement of Operations:
Operating costs:
Benefit costs	$17,951	$(28)	$17,923
Operating expenses	9,351	(27)	9,324
Total operating costs	73,336	(55)	73,281
Operating income	3,490	55	3,545
Income before income tax provision	2,946	55	3,001
Income tax provision	633	13	646
Net income	2,313	42	2,355
Net income attributable to CVS Health	2,312	42	2,354
Net income per share attributable to CVS Health:
Basic	$1.76	$0.03	$1.79
Diluted	$1.74	$0.03	$1.77

As a result of applying the long-duration insurance standard using a modified retrospective method, the following adjustments were made to amounts reported in the unaudited condensed consolidated balance sheet as of December 31, 2022:

	Impact of Change in Accounting Policy
In millions	As Reported December 31, 2022	Adjustments	Adjusted December 31, 2022
Condensed Consolidated Balance Sheet:
Other current assets	$2,685	$(49)	$2,636
Total current assets	65,682	(49)	65,633
Intangible assets, net	24,754	49	24,803
Total assets	228,275	—	228,275
Health care costs payable	10,406	(264)	10,142
Other insurance liabilities	1,140	(51)	1,089
Total current liabilities	69,736	(315)	69,421
Deferred income taxes	3,880	136	4,016
Other long-term insurance liabilities	6,108	(273)	5,835
Other long-term liabilities	6,732	(2)	6,730
Total liabilities	156,960	(454)	156,506
Retained earnings	56,145	253	56,398
Accumulated other comprehensive loss	(1,465)	201	(1,264)
Total CVS Health shareholders’ equity	71,015	454	71,469
Total shareholders’ equity	71,315	454	71,769
Total liabilities and shareholders’ equity	228,275	—	228,275

As a result of applying the long-duration insurance standard using a modified retrospective method, the following adjustments were made to amounts reported in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2022:

	Impact of Change in Accounting Policy
In millions	As Reported March 31, 2022	Adjustments	Adjusted March 31, 2022
Condensed Consolidated Statement of Cash Flows:
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,313	$42	$2,355
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,055	(6)	1,049
Deferred income taxes and other noncash items	(187)	12	(175)
Change in operating assets and liabilities, net of effects from acquisitions:
Other assets	(352)	4	(348)
Health care costs payable and other insurance liabilities	1,478	(48)	1,430
Other liabilities	(440)	(4)	(444)

2.Acquisitions and Assets Held for Sale

Signify Health Acquisition

On March 29, 2023 (the “Signify Health Acquisition Date”), the Company acquired 100% of the outstanding shares and voting interest of Signify Health for cash (“Signify Health Acquisition”). Under the terms of the merger agreement, Signify Health stockholders received $30.50 per share in cash. The Company financed the transaction with cash on hand, which included approximately $6 billion of proceeds from the issuance of senior unsecured notes in February 2023. Signify Health is a leader in health risk assessments, value-based care and provider enablement services. The Company will include Signify Health within the Health Services segment. The Company acquired Signify Health to advance its health care services strategy, growth in value-based care and new product offerings for other payers.

The fair value of the consideration transferred on the date of acquisition consisted of the following:

In millions
Cash	$7,450
Fair value of replacement equity awards for pre-combination services (3.2 million shares) (1)	14
Effective settlement of pre-existing relationship (2)	(111)
Total consideration transferred	$7,353
_____________________________________________
(1)The fair value of the replacement equity awards issued by the Company was determined as of the Signify Health Acquisition Date. The fair value of the awards attributed to pre-combination services of $14 million is included in the consideration transferred and the fair value of the awards attributed to post-combination services of $167 million has been, or will be, included in the Company’s post-combination financial statements as compensation costs.
(2)The purchase price included $111 million of effectively settled liabilities the Company owed to Signify Health from their pre-existing relationship.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values at the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

In millions
Cash and cash equivalents	$376
Accounts receivable	190
Other current assets (including restricted cash of $28)	149
Property and equipment	25
Goodwill	5,907
Intangible assets	1,920
Other long-term assets	23
Total assets acquired	8,590
Other current liabilities	609
Debt (current and long-term)	346
Deferred income taxes	256
Other long-term liabilities	26
Total liabilities assumed	1,237
Total consideration transferred	$7,353

The assessment of fair value is preliminary and is based on information that was available to management at the time the unaudited condensed consolidated financial statements were prepared. The most significant open items included the valuation of certain intangible assets, the estimation of certain contract assets and contract liabilities, the accounting for income taxes and the accounting for contingencies as management is awaiting additional information to complete its assessment of these matters. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of the Company’s purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material.

Goodwill
Goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the health services industry, the assembled workforce acquired, expected revenue and medical cost synergies, as well as operating efficiencies and cost savings. The preliminary valuation of goodwill was allocated to the Company’s business segments as follows:

In millions
Health Services	$3,404
Health Care Benefits	2,473
Pharmacy & Consumer Wellness	30
Total goodwill	$5,907

Approximately $1.7 billion of goodwill is deductible for income tax purposes.

Intangible Assets
The following table summarizes the preliminary fair values and weighted average useful lives for intangible assets acquired in the Signify Health Acquisition, each of which is subject to change as the Company finalizes its purchase accounting:

In millions, except weighted average useful life	Gross Fair Value	Weighted Average Useful Life (years)
Customer relationships	$1,810	16.7
Technology	50	3.0
Trademark (definite-lived)	60	5.0
Total intangible assets	$1,920	16.0

Deferred Income Taxes
The purchase price allocation includes net deferred tax liabilities of $256 million, primarily related to deferred tax liabilities established on the identifiable acquired intangible assets.

Consolidated Results of Operations
The results of operations for Signify Health from the Signify Health Acquisition Date to March 31, 2023 were immaterial to the Company’s consolidated results of operations for the three months ended March 31, 2023.

During the three months ended March 31, 2023, the Company incurred transaction costs of $37 million associated with the Signify Health Acquisition that were recorded within operating expenses.

Oak Street Health Acquisition

On May 2, 2023, the Company acquired 100% of the outstanding shares and voting interest of Oak Street Health, Inc. (“Oak Street Health”) for cash. Under the terms of the merger agreement, Oak Street Health stockholders received $39.00 per share in cash. The total value of the transaction was approximately $10.6 billion. The Company financed the transaction with borrowings of $5.0 billion from a term loan agreement entered into on May 1, 2023 as described in Note 7 ‘‘Borrowings’’ and cash on hand. Oak Street Health is a leading multi-payor, senior focused value-based primary care company. The Company will include Oak Street Health within the Health Services segment. The Company acquired Oak Street Health to advance its value-based care strategy and broaden its platform into primary care.

Assets Held For Sale

The Company continually evaluates its portfolio for non-strategic assets. The Company determined that its Omnicare® long-term care business (“LTC business”), which is included within the Pharmacy & Consumer Wellness segment, was no longer a strategic asset and during the third quarter of 2022 committed to a plan to sell the LTC business. During 2022, the LTC business met the criteria to be classified as held for sale and the carrying value of the LTC business was determined to be greater than its estimated fair value less costs to sell. Accordingly, the Company recorded total losses on assets held for sale of $2.5 billion during the year ended December 31, 2022. As of March 31, 2023, the net assets of the LTC business continued to meet the criteria for held-for-sale accounting. During the three months ended March 31, 2023, an incremental loss on assets held for sale of $349 million was recorded to write-down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflects its estimated fair value less costs to sell. The loss on assets held for sale represents the write-down of long-lived assets and was recorded in the Company’s unaudited condensed consolidated statement of operations within the Pharmacy & Consumer Wellness segment. The LTC business operating income was not material for the three months ended March 31, 2023 and 2022.

The LTC business met the criteria to be classified as held for sale at both March 31, 2023 and December 31, 2022, but did not meet the criteria to be classified as discontinued operations. As a result, the related assets and liabilities were included in the separate held-for-sale line items of the asset and liability sections of the unaudited condensed consolidated balance sheets. As the assets held for sale are measured at fair value on a nonrecurring basis primarily using unobservable inputs as of the measurement date, they are classified in Level 3 of the fair value hierarchy. The following table summarizes the assets and liabilities held for sale at March 31, 2023 and December 31, 2022:

In millions	March 31, 2023	December 31, 2022
Assets:
Accounts receivable, net	$211	$227
Inventories	183	188
Property and equipment, net	—	244
Deferred income taxes	214	131
Other	17	118
Total assets held for sale	$625	$908

Liabilities:
Accounts payable	$84	$86
Accrued expenses	58	71
Other	71	71
Total liabilities held for sale	$213	$228

3.Investments

Total investments at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023			December 31, 2022
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$3,061	$17,761	$20,822	$2,718	$17,562	$20,280
Mortgage loans	39	1,038	1,077	55	989	1,044
Other investments	2	2,813	2,815	5	2,562	2,567
Total investments (1)	$3,102	$21,612	$24,714	$2,778	$21,113	$23,891
_____________________________________________
(1)Includes long-term investments of $17 million which have been accounted for as assets held for sale and are included in assets held for sale on the unaudited condensed consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions and Assets Held for Sale’’ for additional information.

Debt Securities

Debt securities available for sale at March 31, 2023 and December 31, 2022 were as follows:

In millions	Gross Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Debt securities:
U.S. government securities	$2,071	$—	$2,071	$4	$(140)	$1,935
States, municipalities and political subdivisions	2,322	—	2,322	18	(86)	2,254
U.S. corporate securities	9,983	(2)	9,981	48	(665)	9,364
Foreign securities	2,765	(1)	2,764	21	(193)	2,592
Residential mortgage-backed securities	881	—	881	2	(71)	812
Commercial mortgage-backed securities	1,173	—	1,173	1	(146)	1,028
Other asset-backed securities	2,901	—	2,901	7	(90)	2,818
Redeemable preferred securities	21	—	21	—	(2)	19
Total debt securities (1)	$22,117	$(3)	$22,114	$101	$(1,393)	$20,822

December 31, 2022
Debt securities:
U.S. government securities	$2,074	$—	$2,074	$—	$(182)	$1,892
States, municipalities and political subdivisions	2,393	—	2,393	8	(129)	2,272
U.S. corporate securities	9,838	(3)	9,835	26	(903)	8,958
Foreign securities	2,780	(1)	2,779	15	(244)	2,550
Residential mortgage-backed securities	845	—	845	1	(89)	757
Commercial mortgage-backed securities	1,172	—	1,172	1	(155)	1,018
Other asset-backed securities	2,940	—	2,940	6	(136)	2,810
Redeemable preferred securities	25	—	25	—	(2)	23
Total debt securities (1)	$22,067	$(4)	$22,063	$57	$(1,840)	$20,280
_____________________________________________
(1)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At March 31, 2023, debt securities with a fair value of $620 million, gross unrealized capital gains of $5 million and gross unrealized capital losses of $40 million and at December 31, 2022, debt securities with a fair value of $609 million, gross unrealized capital gains of $3 million and gross unrealized capital losses of $59 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive loss.

The net amortized cost and fair value of debt securities at March 31, 2023 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,412	$1,395
One year through five years	6,823	6,510
After five years through ten years	4,627	4,299
Greater than ten years	4,297	3,960
Residential mortgage-backed securities	881	812
Commercial mortgage-backed securities	1,173	1,028
Other asset-backed securities	2,901	2,818
Total	$22,114	$20,822

Summarized below are the debt securities the Company held at March 31, 2023 and December 31, 2022 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
March 31, 2023
Debt securities:
U.S. government securities	153	$473	$20	323	$1,143	$120	476	$1,616	$140
States, municipalities and political subdivisions	301	513	12	583	897	74	884	1,410	86
U.S. corporate securities	2,675	3,640	167	3,300	4,116	498	5,975	7,756	665
Foreign securities	653	946	34	787	1,163	159	1,440	2,109	193
Residential mortgage-backed securities	350	362	12	183	361	59	533	723	71
Commercial mortgage-backed securities	131	300	18	328	632	128	459	932	146
Other asset-backed securities	527	1,126	23	726	1,257	67	1,253	2,383	90
Redeemable preferred securities	7	14	2	1	3	—	8	17	2
Total debt securities	4,797	$7,374	$288	6,231	$9,572	$1,105	11,028	$16,946	$1,393

December 31, 2022
Debt securities:
U.S. government securities	519	$1,620	$164	35	$191	$18	554	$1,811	$182
States, municipalities and political subdivisions	859	1,370	95	196	322	34	1,055	1,692	129
U.S. corporate securities	5,193	6,537	622	1,479	1,822	281	6,672	8,359	903
Foreign securities	1,168	1,715	147	403	592	97	1,571	2,307	244
Residential mortgage-backed securities	452	464	39	91	257	50	543	721	89
Commercial mortgage-backed securities	288	611	69	187	381	86	475	992	155
Other asset-backed securities	1,008	1,893	88	391	694	48	1,399	2,587	136
Redeemable preferred securities	13	18	2	2	5	—	15	23	2
Total debt securities	9,500	$14,228	$1,226	2,784	$4,264	$614	12,284	$18,492	$1,840

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at March 31, 2023 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of March 31, 2023, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at March 31, 2023 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$22	$—	$1,200	$18	$1,222	$18
One year through five years	125	3	5,238	330	5,363	333
After five years through ten years	120	12	3,171	346	3,291	358
Greater than ten years	197	20	2,835	357	3,032	377
Residential mortgage-backed securities	11	1	712	70	723	71
Commercial mortgage-backed securities	23	3	909	143	932	146
Other asset-backed securities	17	1	2,366	89	2,383	90
Total	$515	$40	$16,431	$1,353	$16,946	$1,393

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the three months ended March 31, 2023 and 2022, the Company had the following activity in its mortgage loan portfolio:

	Three Months Ended March 31,
In millions	2023	2022
New mortgage loans	$55	$59
Mortgage loans fully repaid	14	35
Mortgage loans foreclosed	—	—

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

Based on the Company’s assessments at March 31, 2023 and December 31, 2022, the amortized cost basis of the Company's mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2023	2022	2021	2020	2019	Prior	Total
March 31, 2023
1	$—	$—	$—	$—	$—	$14	$14
2 to 4	44	333	248	36	11	385	1,057
5 and 6	—	—	—	—	—	6	6
7	—	—	—	—	—	—	—
Total	$44	$333	$248	$36	$11	$405	$1,077

December 31, 2022
1		$—	$—	$—	$—	$15	$15
2 to 4		326	247	36	11	402	1,022
5 and 6		—	—	—	—	7	7
7		—	—	—	—	—	—
Total		$326	$247	$36	$11	$424	$1,044

Net Investment Income

Sources of net investment income for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
In millions	2023	2022
Debt securities	$191	$164
Mortgage loans	13	11
Other investments	245	77
Gross investment income	449	252
Investment expenses	(10)	(9)
Net investment income (excluding net realized capital losses)	439	243
Net realized capital losses (1)	(105)	(75)
Net investment income (2)	$334	$168
_____________________________________________
(1)Net realized capital losses include the reversal of previously recorded credit-related impairment losses on debt securities of $1 million and yield-related impairment losses on debt securities of $24 million in the three months ended March 31, 2023. Net realized capital losses include credit-related and yield-related impairment losses on debt securities of $38 million and $18 million, respectively, in the three months ended March 31, 2022.
(2)Net investment income includes $8 million and $9 million for the three months ended March 31, 2023 and 2022, respectively, related to investments supporting experience-rated products.

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
In millions	2023	2022
Proceeds from sales	$1,341	$1,911
Gross realized capital gains	3	14
Gross realized capital losses	111	35

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

For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 “Fair Value” in the 2022 Form 10-K.

There were no financial liabilities measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at March 31, 2023 or December 31, 2022. Financial assets measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at March 31, 2023 and December 31, 2022 were as follows:

In millions	Level 1	Level 2	Level 3	Total
March 31, 2023
Cash and cash equivalents (1)	$5,946	$8,679	$—	$14,625
Debt securities:
U.S. government securities	1,903	32	—	1,935
States, municipalities and political subdivisions	—	2,254	—	2,254
U.S. corporate securities	—	9,332	32	9,364
Foreign securities	—	2,584	8	2,592
Residential mortgage-backed securities	—	812	—	812
Commercial mortgage-backed securities	—	1,015	13	1,028
Other asset-backed securities	—	2,818	—	2,818
Redeemable preferred securities	—	19	—	19
Total debt securities	1,903	18,866	53	20,822
Equity securities	168	—	66	234
Total	$8,017	$27,545	$119	$35,681

December 31, 2022
Cash and cash equivalents (1)	$6,902	$6,049	$—	$12,951
Debt securities:
U.S. government securities	1,860	32	—	1,892
States, municipalities and political subdivisions	—	2,272	—	2,272
U.S. corporate securities	—	8,897	61	8,958
Foreign securities	—	2,542	8	2,550
Residential mortgage-backed securities	—	757	—	757
Commercial mortgage-backed securities	—	1,018	—	1,018
Other asset-backed securities	—	2,810	—	2,810
Redeemable preferred securities	—	23	—	23
Total debt securities	1,860	18,351	69	20,280
Equity securities	116	—	60	176
Total	$8,878	$24,400	$129	$33,407
_____________________________________________
(1)Includes cash and cash equivalents of $7 million and $6 million which have been accounted for as assets held for sale and are included in assets held for sale on the unaudited condensed consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively. See Note 2 ‘‘Acquisitions and Assets Held for Sale’’ for additional information.

During the three months ended March 31, 2023, there were $29 million of transfers out of Level 3. During the three months ended March 31, 2022, there were $3 million of transfers out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the unaudited condensed consolidated balance sheets at adjusted cost or contract value at March 31, 2023 and December 31, 2022 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
March 31, 2023
Assets:
Mortgage loans	$1,077	$—	$—	$1,037	$1,037
Equity securities (1)	412	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	2	—	—	2	2
Without a fixed maturity	327	—	—	300	300
Long-term debt (2)	58,231	54,960	—	—	54,960

December 31, 2022
Assets:
Mortgage loans	$1,044	$—	$—	$978	$978
Equity securities (1)	411	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	3	—	—	3	3
Without a fixed maturity	332	—	—	305	305
Long-term debt (2)	52,257	47,653	—	—	47,653
_____________________________________________
(1)It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.
(2)Includes long-term debt of $3 million which has been accounted for as liabilities held for sale and is included in liabilities held for sale on the unaudited condensed consolidated balance sheets at both March 31, 2023 and December 31, 2022. See Note 2 ‘‘Acquisitions and Assets Held for Sale’’ for additional information.

Separate Accounts assets relate to the Company’s large case pensions products which represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023				December 31, 2022
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$159	$—	$160	$2	$154	$—	$156
Debt securities	699	1,946	—	2,645	712	1,965	—	2,677
Common/collective trusts	—	397	—	397	—	480	—	480
Total (1)	$700	$2,502	$—	$3,202	$714	$2,599	$—	$3,313
_____________________________________________
(1)Excludes $29 million of other receivables and $85 million of other payables at March 31, 2023 and December 31, 2022, respectively.

5.Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
In millions	2023	2022
Health care costs payable, beginning of the period	$10,142	$8,678
Less: Reinsurance recoverables	5	8
Less: Impact of discount rate on long-duration insurance reserves (1)	8	—
Health care costs payable, beginning of the period, net	10,129	8,670
Add: Components of incurred health care costs
Current year	21,068	18,504
Prior years	(693)	(676)
Total incurred health care costs (2)	20,375	17,828
Less: Claims paid
Current year	11,957	10,225
Prior years	7,645	6,183
Total claims paid	19,602	16,408
Add: Premium deficiency reserve	—	13
Other (3)	—	(13)
Health care costs payable, end of the period, net	10,902	10,090
Add: Reinsurance recoverables	5	8
Add: Impact of discount rate on long-duration insurance reserves (1)	(12)	7
Health care costs payable, end of the period	$10,895	$10,105
_____________________________________________
(1)Reflects the difference between the current discount rate and the locked-in discount rate on long-duration insurance reserves which is recorded within accumulated other comprehensive loss on the unaudited condensed consolidated balance sheets. Refer to Note 1 ‘‘Significant Accounting Policies’’ for further information related to the adoption of the long-duration insurance contracts accounting standard.
(2)Total incurred health care costs for the three months ended March 31, 2023 and 2022 in the table above exclude $22 million and $21 million, respectively, of benefit costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets and $51 million and $61 million, respectively, of benefit costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets. The incurred health care costs for the three months ended March 31, 2022 also exclude $13 million for a premium deficiency reserve related to the Company’s Medicaid products.
(3)As a result of the divestiture of the international health care business domiciled in Thailand (“Thailand business”), the net assets associated with this business were accounted for as assets held for sale and the associated health care costs payable balance was included in accrued expenses on the unaudited condensed consolidated balance sheet at March 31, 2022.

The Company’s estimates of prior years’ health care costs payable decreased by $693 million and $676 million, respectively, in the three months ended March 31, 2023 and 2022, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At March 31, 2023, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $8.0 billion. The majority of the Company’s liabilities for IBNR plus expected development on reported claims at March 31, 2023 related to the current year.

6.Other Insurance Liabilities and Separate Accounts

Future Policy Benefits

The following tables show the components of the change in the liability for future policy benefits, which is included in other insurance liabilities and other long-term insurance liabilities on the unaudited condensed consolidated balance sheets, during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
In millions	Large Case Pensions	Long-Term Care
Present value of expected net premiums (1)
Liability for future policy benefits, beginning of period - current discount rate		$300
Beginning liability for future policy benefits at original (locked-in) discount rate		302
Effect of changes in cash flow assumptions		—
Effect of actual variances from expected experience		—
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate		302
Interest accrual (using locked-in discount rate)		4
Net premiums (actual)		(10)
Ending liability for future policy benefits at original (locked-in) discount rate		296
Effect of changes in discount rate assumptions		5
Liability for future policy benefits, end of period - current discount rate		$301

Present value of expected future policy benefits
Liability for future policy benefits, beginning of period - current discount rate	$2,253	$1,566
Beginning liability for future policy benefits at original (locked-in) discount rate	2,425	1,613
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	3	(2)
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate	2,428	1,611
Issuances (end of quarter)	5	—
Interest accrual (using locked-in discount rate)	25	20
Benefit payments (actual)	(73)	(18)
Ending liability for future policy benefits at original (locked-in) discount rate	2,385	1,613
Effect of changes in discount rate assumptions	(115)	12
Liability for future policy benefits, end of period - current discount rate	$2,270	$1,625

Net liability for future policy benefits	$2,270	$1,324
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, net of reinsurance recoverable	$2,270	$1,324
_____________________________________________
(1)The present value of expected net premiums is equivalent to the present value of expected gross premiums for the long-term care insurance contracts as net premiums are set equal to gross premiums.

	Three Months Ended March 31, 2022
In millions	Large Case Pensions	Long-Term Care
Present value of expected net premiums (1)
Liability for future policy benefits, beginning of the period - current discount rate		$389
Beginning liability for future policy benefits at original (locked-in) discount rate		323
Effect of changes in cash flow assumptions		—
Effect of actual variances from expected experience		5
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate		328
Interest accrual (using locked-in discount rate)		4
Net premiums (actual)		(10)
Ending liability for future policy benefits at original (locked-in) discount rate		322
Effect of changes in discount rate assumptions		37
Liability for future policy benefits, end of the period - current discount rate		$359

Present value of expected future policy benefits
Liability for future policy benefits, beginning of the period - current discount rate	$3,034	$1,991
Beginning liability for future policy benefits at original (locked-in) discount rate	2,650	1,480
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(4)	6
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate	2,646	1,486
Issuances (end of quarter)	2	—
Interest accrual (using locked-in discount rate)	27	19
Benefit payments (actual)	(75)	(16)
Ending liability for future policy benefits at original (locked-in) discount rate	2,600	1,489
Effect of changes in discount rate assumptions	140	283
Liability for future policy benefits, end of the period - current discount rate	$2,740	$1,772

Net liability for future policy benefits	$2,740	$1,413
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, net of reinsurance recoverable	$2,740	$1,413
_____________________________________________
(1)The present value of expected net premiums is equivalent to the present value of expected gross premiums for the long-term care insurance contracts as net premiums are set equal to gross premiums.

The amount of undiscounted expected gross premiums and expected future benefit payments for long-duration insurance liabilities as of March 31, 2023 and 2022 were as follows:

In millions	2023	2022
Large case pensions
Expected future benefit payments	$3,463	$3,810
Expected gross premiums	—	—

Long-term care
Expected future benefit payments	$3,246	$3,115
Expected gross premiums	428	476

The weighted-average interest rate used in the measurement of the long-duration insurance liabilities as of March 31, 2023 and 2022 were as follows:

	2023	2022
Large case pensions
Interest accretion rate	4.20%	4.20%
Current discount rate	4.90%	3.54%

Long-term care
Interest accretion rate	5.11%	5.11%
Current discount rate	5.06%	3.75%

The weighted-average durations (in years) of the long-duration insurance liabilities as of March 31, 2023 and 2022 were as follows:

	2023	2022
Large case pensions	7.4	7.6
Long-term care	12.5	13.3

The Company did not have any material differences between the actual experience and expected experience for the significant assumptions used in the computation of the liability for future policy benefits.

Policyholders’ Funds

The following table shows the components of the change in policyholders’ funds related to long-duration insurance contracts, which are included in policyholders’ funds and other long-term liabilities on the unaudited condensed consolidated balance sheets, during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
In millions, except weighted average crediting rate	2023	2022
Policyholders’ funds, beginning of the period	$345	$522
Deposits received	(4)	(2)
Surrenders and withdrawals	(7)	(4)
Interest credited	3	4
Change in net unrealized gains (losses)	21	(72)
Other	(9)	(4)
Policyholders’ funds, end of the period	$349	$444

Weighted average crediting rate	4.55%	4.65%

Net amount at risk	$—	$—

Cash surrender value	$332	$342

Separate Accounts

The following table shows the fair value of assets, by major investment category, supporting Separate Accounts as of March 31, 2023 and December 31, 2022:

In millions	March 31, 2023	December 31, 2022
Cash and cash equivalents	$160	$156
Debt securities:
U.S. government securities	705	717
States, municipalities and political subdivisions	29	27
U.S. corporate securities	1,642	1,667
Foreign securities	204	201
Residential mortgage-backed securities	39	41
Commercial mortgage-backed securities	6	6
Other asset-backed securities	20	18
Total debt securities	2,645	2,677
Common/collective trusts	397	480
Total (1)	$3,202	$3,313
_____________________________________________
(1)Excludes $29 million of other receivables and $85 million of other payables at March 31, 2023 and December 31, 2022, respectively.

The following table shows the components of the change in Separate Accounts liabilities during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
In millions	2023	2022
Separate Accounts liability, beginning of the period	$3,228	$5,087
Premiums and deposits	246	216
Surrenders and withdrawals	—	(4)
Benefit payments	(260)	(236)
Investment earnings	23	(393)
Net transfers from general account	—	5
Other	(6)	(5)
Separate Accounts liability, end of the period	$3,231	$4,670

Cash surrender value, end of the period	$2,142	$3,204

The Company did not recognize any gains or losses on assets transferred to Separate Accounts during the three months ended March 31, 2023 and 2022.

7.Borrowings

The following table is a summary of the Company’s borrowings at March 31, 2023 and December 31, 2022:

In millions	March 31, 2023	December 31, 2022
Long-term debt
2.8% senior notes due June 2023	$1,300	$1,300
4% senior notes due December 2023	414	414
3.375% senior notes due August 2024	650	650
2.625% senior notes due August 2024	1,000	1,000
3.5% senior notes due November 2024	750	750
5% senior notes due December 2024 (1)	299	299
4.1% senior notes due March 2025	950	950
3.875% senior notes due July 2025	2,828	2,828
5% senior notes due February 2026	1,500	—
2.875% senior notes due June 2026	1,750	1,750
3% senior notes due August 2026	750	750
3.625% senior notes due April 2027	750	750
6.25% senior notes due June 2027	372	372
1.3% senior notes due August 2027	2,250	2,250
4.3% senior notes due March 2028	5,000	5,000
3.25% senior notes due August 2029	1,750	1,750
5.125% senior notes due February 2030	1,500	—
3.75% senior notes due April 2030	1,500	1,500
1.75% senior notes due August 2030	1,250	1,250
1.875% senior notes due February 2031	1,250	1,250
2.125% senior notes due September 2031	1,000	1,000
5.25% senior notes due February 2033	1,750	—
4.875% senior notes due July 2035	652	652
6.625% senior notes due June 2036	771	771
6.75% senior notes due December 2037	533	533
4.78% senior notes due March 2038	5,000	5,000
6.125% senior notes due September 2039	447	447
4.125% senior notes due April 2040	1,000	1,000
2.7% senior notes due August 2040	1,250	1,250
5.75% senior notes due May 2041	133	133
4.5% senior notes due May 2042	500	500
4.125% senior notes due November 2042	500	500
5.3% senior notes due December 2043	750	750
4.75% senior notes due March 2044	375	375
5.125% senior notes due July 2045	3,500	3,500
3.875% senior notes due August 2047	1,000	1,000
5.05% senior notes due March 2048	8,000	8,000
4.25% senior notes due April 2050	750	750
5.625% senior notes due February 2053	1,250	—
Finance lease liabilities	1,483	1,465
Other	311	314
Total debt principal	58,768	52,753
Debt premiums	198	200
Debt discounts and deferred financing costs	(735)	(696)
	58,231	52,257
Less:
Current portion of long-term debt	(1,778)	(1,778)
Long-term debt (1)	$56,453	$50,479
_____________________________________________________________________________________________________________________________
(1)Includes long-term debt of $3 million which has been accounted for as liabilities held for sale and is included in liabilities held for sale on the unaudited condensed consolidated balance sheets at both March 31, 2023 and December 31, 2022. See Note 2 ‘‘Acquisitions and Assets Held for Sale’’ for additional information.

Short-term Borrowings

Term Loan Agreement
On May 1, 2023, the Company entered into a 364-day $5.0 billion term loan agreement. The term loan agreement allows for borrowings at various rates that are dependent, in part, on the Company’s debt ratings. On May 2, 2023, the Company borrowed $5.0 billion under the term loan agreement to fund a portion of the Oak Street Health acquisition purchase price.

Long-term Borrowings

2023 Notes
On February 21, 2023, the Company issued $1.5 billion aggregate principal amount of 5.0% senior notes due February 2026, $1.5 billion aggregate principal amount of 5.125% senior notes due February 2030, $1.75 billion aggregate principal amount of 5.25% senior notes due February 2033 and $1.25 billion aggregate principal amount of 5.625% senior notes due February 2053 for total proceeds of approximately $6.0 billion, net of discounts and underwriting fees. The net proceeds of these offerings were used to fund general corporate purposes, including a portion of the Signify Health Acquisition purchase price.

8.Shareholders’ Equity

Share Repurchases

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of March 31, 2023
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	4.5

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

During the three months ended March 31, 2023 and 2022, the Company repurchased an aggregate of 22.8 million shares of common stock for approximately $2.0 billion and an aggregate of 19.1 million shares of common stock for approximately $2.0 billion, respectively, both pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $2.0 billion fixed dollar ASR with Citibank, N.A. (“Citibank”). Upon payment of the $2.0 billion purchase price on January 4, 2023, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $2.0 billion notional amount of the ASR or approximately 17.4 million shares at a price of $92.19 per share, which were placed into treasury stock in January 2023. The ASR was accounted for as an initial treasury stock transaction for $1.6 billion and a forward contract for $0.4 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus. In February 2023, the Company received approximately 5.4 million shares of CVS Health Corporation’s common stock, representing the remaining 20% of the $2.0 billion notional amount of the ASR, thereby concluding the ASR. These shares were placed into treasury and the forward contract was reclassified from capital surplus to treasury stock in February 2023.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $1.5 billion fixed dollar ASR with Barclays Bank PLC (“Barclays”). Upon payment of the $1.5 billion purchase price on January 4, 2022, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $1.5 billion notional amount of the ASR or approximately 11.6 million shares at a price of $103.34 per share, which were placed into treasury stock in January 2022. The ASR was accounted for as an initial treasury stock transaction for $1.2 billion and a forward contract for $0.3 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus. In February 2022, the Company received approximately 2.7 million shares of CVS Health Corporation’s common stock, representing the remaining 20% of the $1.5 billion notional amount of the ASR, thereby concluding the ASR. These shares were placed into treasury and the forward contract was reclassified from capital surplus to treasury stock in February 2022.

At the time they were received, the initial and final receipt of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.

Dividends

The quarterly cash dividend declared by the Board was $0.605 and $0.55 per share in the three months ended March 31, 2023 and 2022, respectively. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

9.Other Comprehensive Income (Loss)
Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
In millions	2023	2022
Net unrealized investment gains (losses):
Beginning of period balance	$(1,519)	$778
Adoption of new accounting standard ($0 and $26 pretax) (1)	—	20
Other comprehensive income (loss) before reclassifications ($340 and $(1,375) pretax)	339	(1,207)
Amounts reclassified from accumulated other comprehensive income (loss) ($131 and $77 pretax) (2)	131	75
Other comprehensive income (loss)	470	(1,132)
End of period balance	(1,049)	(334)

Change in discount rate on long-duration insurance reserves:
Beginning of period balance	219	—
Adoption of new accounting standard ($0 and $(838) pretax) (1)	—	(651)
Other comprehensive income (loss) before reclassifications ($(101) and $475 pretax)	(74)	369
Other comprehensive income (loss)	(74)	369
End of period balance	145	(282)

Foreign currency translation adjustments:
Beginning of period balance	—	—
Other comprehensive income (loss) before reclassifications	(1)	3
Other comprehensive income (loss)	(1)	3
End of period balance	(1)	3

Net cash flow hedges:
Beginning of period balance	239	222
Other comprehensive loss before reclassifications ($(5) and $0 pretax)	(4)	—
Amounts reclassified from accumulated other comprehensive income ($(3) and $(4) pretax) (3)	(2)	(3)
Other comprehensive loss	(6)	(3)
End of period balance	233	219

Pension and other postretirement benefits:
Beginning of period balance	(203)	(35)
Other comprehensive income	—	—
End of period balance	(203)	(35)

Total beginning of period accumulated other comprehensive income (loss)	(1,264)	965
Adoption of new accounting standard (1)	—	(631)
Total other comprehensive income (loss)	389	(763)
Total end of period accumulated other comprehensive loss	$(875)	$(429)
_____________________________________________
(1)Reflects the adoption of ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (Topic 944) during the three months ended March 31, 2023. See Note 1 ‘‘Significant Accounting Policies’’ for additional information.
(2)Amounts reclassified from accumulated other comprehensive income (loss) for specifically identified debt securities are included in net investment income in the unaudited condensed consolidated statements of operations.

(3)Amounts reclassified from accumulated other comprehensive income for specifically identified cash flow hedges are included in interest expense in the unaudited condensed consolidated statements of operations. The Company expects to reclassify approximately $14 million, net of tax, in net gains associated with its cash flow hedges into net income within the next 12 months.

10.Earnings Per Share

Earnings per share is computed using the treasury stock method. Stock options and stock appreciation rights to purchase 4 million and 2 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following is a reconciliation of basic and diluted earnings per share for the respective periods:

	Three Months Ended March 31,
In millions, except per share amounts	2023	2022
Numerator for earnings per share calculation:
Net income attributable to CVS Health	$2,136	$2,354

Denominator for earnings per share calculation:
Weighted average shares, basic	1,283	1,312
Restricted stock units and performance stock units	5	10
Stock options and stock appreciation rights	3	6
Weighted average shares, diluted	1,291	1,328

Earnings per share:
Basic	$1.66	$1.79
Diluted	$1.65	$1.77

11.Commitments and Contingencies

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations. As of March 31, 2023, the Company guaranteed 64 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2034.

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. Penn Treaty was placed in liquidation in March 2017. The Company has recorded a liability for its estimated share of future assessments by applicable life and health insurance guaranty associations. It is reasonably possible that in the future the Company may record a liability and expense relating to other insolvencies which could have a material adverse effect on the Company’s operating results, financial condition and cash flows, and the risk is heightened by any significant adverse impact the coronavirus disease 2019 (“COVID-19”) pandemic had on the solvency of other insurers, including long-term care and life insurers. While historically the Company has ultimately recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that limit future offsets.

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

The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and reasonably estimable, the Company does not establish an accrued liability. Other than the controlled substances litigation accruals described below, none of the Company’s accruals for outstanding legal matters are material individually or in the aggregate to the Company’s unaudited condensed consolidated balance sheets.

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

Usual and Customary Pricing Litigation

The Company is named as a defendant in a number of lawsuits that allege that the Company’s retail pharmacies overcharged for prescription drugs by not submitting the correct usual and customary price during the claims adjudication process. These actions are brought by a number of different types of plaintiffs, including plan members, private payors and government payors, and are based on different legal theories. Some of these cases are brought as putative class actions, and in some instances, classes have been certified. In October 2022, one of the litigating shareholders made a litigation demand to the Board related to these and other issues after his amended derivative complaint was dismissed for failing to demonstrate demand futility. The Company is defending itself against these claims.

PBM Litigation and Investigations

The Company is named as a defendant in a number of lawsuits and is subject to a number of investigations concerning its PBM practices.

The Company is facing multiple lawsuits, including by state Attorneys General, governmental subdivisions, and several putative class actions, regarding drug pricing and its rebate arrangements with drug manufacturers. These complaints, brought by a number of different types of plaintiffs under a variety of legal theories, generally allege that rebate agreements between the drug manufacturers and PBMs caused inflated prices for certain drug products. The Company is defending itself against these claims. The Company has also received subpoenas, civil investigative demands (“CIDs”), and other requests for documents and information from, and is being investigated by, the FTC and Attorneys General of several states and the District of Columbia regarding its PBM practices, including pricing and rebates. The Company has been providing documents and information in response to these subpoenas, CIDs, and requests for information.

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

The Company has been informed that 45 states, the District of Columbia, and all eligible United States territories have elected to join the settlement. The Company has elected to proceed with the settlement process based on that level of participation. The settlement process will progress to the period during which subdivisions may elect to join. The Company has separately entered into settlement agreements with the Cherokee Nation and four states: Florida, West Virginia, New Mexico, and Nevada.

In December 2022, the Company also agreed to a formal settlement agreement with a leadership group representing tribes throughout the United States. The agreement resolves substantially all opioid claims against Company entities by such tribes. The maximum amount payable by the Company under the settlement is $113 million in opioid remediation and $16 million in attorneys’ fees and costs, payable over 10 years.

The Company has concluded that settlement of opioid claims by governmental entities and tribes is probable, and the loss related thereto could be reasonably estimated. As a result of that conclusion, and its assessment of certain other opioid-related claims including those for which the Company reached agreement in August and September 2022, the Company recorded pre-tax charges of $5.3 billion during the year ended December 31, 2022. Settlement accruals expected to be paid within twelve months from the balance sheet date are classified as accrued expenses on the unaudited condensed consolidated balance sheets and settlement accruals expected to be paid greater than twelve months from the balance sheet date are classified as other long-term liabilities on the unaudited condensed consolidated balance sheets. Because loss contingencies are inherently unpredictable and unfavorable developments or resolutions can occur, the assessment requires judgments about future events. Moreover, the settlement is in its early phases, and there is no assurance that contingencies will be satisfied. The amount of ultimate loss may differ materially from this accrual.

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

In January 2020, the DOJ served the Company with a DEA administrative subpoena. The subpoena seeks documents relating to practices with respect to prescription opioids and other controlled substances at CVS pharmacy locations concerning potential violations of the federal Controlled Substances Act and the federal False Claims Act. The DOJ subsequently served additional DEA administrative subpoenas relating to controlled substances. The DOJ also served the Company with additional CIDs relating to controlled substances. The Company is providing documents and information in response to these matters.

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

The Company also has received subpoenas and/or requests for documents and other information from, and been investigated by, state Attorneys General and other state and/or federal regulators, legislators and agencies relating to claims payments, and the Company is involved in other litigation regarding, its out-of-network benefit payment and administration practices. It is reasonably possible that others could initiate additional litigation or additional regulatory action against the Company with respect to its out-of-network benefit payment and/or administration practices.

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

On January 30, 2023, CMS released the final rule (“RADV Audit Rule”), announcing it may use extrapolation for payment years 2018 forward, for both RADV audits and OIG audits, and eliminated the application of a FFS Adjuster in Part C contract-level RADV audits of Medicare Advantage organizations. In the RADV Audit Rule, CMS indicated that it will use more than one audit methodology going forward and indicated CMS will audit contracts it believes are at the highest risk for overpayments based on its statistical modeling, citing a 2016 Governmental Accountability Office report that recommended selection of contract-level RADV audits with a focus on contracts likely to have high rates of improper payment, the highest coding intensity scores, and contracts with high levels of unsupported diagnoses from prior RADV audits.

The Company is currently unable to predict which of its Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds for years prior to 2018 or prospective adjustments to Medicare Advantage premium payments made to the Company, the effect of any such refunds or adjustments on the actuarial soundness of the Company’s Medicare Advantage bids, or whether any RADV audit findings would require the Company to change its method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in the Company’s bids for prior contract years, the current contract year or future contract years. Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV, Public Exchange related or other audits by CMS, the OIG or otherwise, including audits of the Company’s minimum loss ratio rebates, methodology and/or reports, could be material and could adversely affect the Company’s operating results, cash flows and/or financial condition.

The RADV Audit Rule does not apply to the CMS Part C Improper Payment Measures audits nor the HHS-RADV programs.

Medicare and Medicaid Litigation and Investigations

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

Stockholder Matters

Beginning in February 2019, multiple class action complaints, as well as a derivative complaint, were filed by putative plaintiffs against the Company and certain current and former officers and directors. The plaintiffs in these cases assert a variety of causes of action under federal securities laws that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the performance of the Company’s LTC business unit. Since filing, several of the cases have been consolidated, and two have resolved, including the first-filed federal case, City of Miami Fire Fighters’ and Police Officers’ Retirement Trust, et al. (formerly known as Anarkat), the dismissal of which the First Circuit affirmed in August 2022. The Company and its current and former officers and directors are defending themselves against remaining claims. The Company has moved to dismiss the amended complaint in In re CVS Health Corp. Securities Act Litigation (formerly known as Waterford). In In re CVS Health Corp. Securities Litigation (formerly known as City of Warren and Freundlich), the court granted the Company’s motion to dismiss in February 2023 and the plaintiffs have filed a notice of appeal.

In August and September 2020, two class actions under the Employee Retirement Income Security Act of 1974 (“ERISA”) were filed in the U.S. District Court for the District of Connecticut against CVS Health, Aetna, and several current and former executives, directors and/or members of Aetna’s Compensation and Talent Management Committee: Radcliffe v. Aetna Inc., et al. and Flaim v. Aetna Inc., et al. The plaintiffs in these cases asserted a variety of causes of action premised on allegations that the defendants breached fiduciary duties and engaged in prohibited transactions relating to participants in the Aetna 401(k) Plan’s investment in company stock between December 3, 2017 and February 20, 2019, claiming losses related to the performance of the Company’s LTC business. In October 2022, the court granted the Company’s motion to dismiss the amended consolidated complaint with prejudice. Plaintiffs appealed this decision to the Second Circuit and later withdrew the appeal in January 2023.

Beginning in December 2021, the Company has received two demands for inspection of books and records pursuant to Delaware Corporation Law Section 220, as well as a derivative complaint (Vladimir Gusinsky Revocable Trust v. Lynch, et al.) that was filed in January 2023. The demands and the complaint purport to be related to potential breaches of fiduciary duties by the Board in relation to certain matters concerning opioids. The Company and its current and former officers and directors are defending themselves against these matters.

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

12.Segment Reporting

The Company has three operating segments, Health Care Benefits, Health Services and Pharmacy & Consumer Wellness, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the CODM evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income. Adjusted operating income is defined as operating income (GAAP measure) excluding the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. Effective for the first quarter of 2023, adjusted operating income also excludes the impact of net realized capital gains or losses. See the reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income below for further context regarding the items excluded from operating income in determining adjusted operating income. The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

Segment financial information for the three months ended March 31, 2023 reflects the following items:
•The realignment of the Company’s segments to correspond with changes made to its operating model as described in Note 1 “Significant Accounting Policies,” including the discontinuance of the former Maintenance Choice segment reporting practice as described in Note (1) of the table below.
•The impact of the adoption of the long-duration insurance accounting standard, which the Company adopted on January 1, 2023 using a modified retrospective transition method, as described in Note 1 “Significant Accounting Policies.”
•The exclusion of the impact of net realized capital gains or losses from adjusted operating income, as described above.

Segment financial information for the three months ended March 31, 2022 has been revised to conform with current period presentation for these items, the impact of which are reflected in the “Adjustments” lines of the table below.

	Three Months Ended March 31, 2022
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (1)	Consolidated Totals
Total revenues, as previously reported	$23,109	$39,461	$25,418	$126	$(11,288)	$76,826
Adjustments	(15)	154	480	—	(619)	—
Total revenues, as adjusted	$23,094	$39,615	$25,898	$126	$(11,907)	$76,826

Adjusted operating income (loss), as previously reported	$1,751	$1,636	$1,605	$(305)	$(204)	$4,483
Adjustments	110	(165)	(32)	7	204	124
Adjusted operating income (loss), as adjusted	$1,861	$1,471	$1,573	$(298)	$—	$4,607
_____________________________________________
(1)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Health Services segment, and/or the Pharmacy & Consumer Wellness segment. Prior to January 1, 2023, intersegment adjusted operating income eliminations occurred when members of the Health Services segment's clients enrolled in Maintenance Choice elected to pick up maintenance prescriptions at one of the Company’s retail pharmacies instead of receiving them through the mail. When this occurred, both the Health Services and Pharmacy & Consumer Wellness segments recorded the adjusted operating income on a stand-alone basis. Effective January 1, 2023, the adjusted operating income associated with such transactions is reported only in the Pharmacy & Consumer Wellness segment, therefore no adjusted operating income elimination is required. Prior period financial information has been recast to conform with current period presentation.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
March 31, 2023
Revenues from external customers	$25,692	$40,811	$18,426	$15	$—	$84,944
Intersegment revenues	21	3,780	9,499	—	(13,300)	—
Net investment income (loss)	164	—	(3)	173	—	334
Total revenues	25,877	44,591	27,922	188	(13,300)	85,278
Adjusted operating income (loss)	1,824	1,680	1,134	(268)	—	4,370

March 31, 2022
Revenues from external customers	$22,985	$36,311	$17,331	$31	$—	$76,658
Intersegment revenues	20	3,304	8,583	—	(11,907)	—
Net investment income (loss)	89	—	(16)	95	—	168
Total revenues	23,094	39,615	25,898	126	(11,907)	76,826
Adjusted operating income (loss)	1,861	1,471	1,573	(298)	—	4,607
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $4.1 billion and $3.8 billion of retail co-payments for the three months ended March 31, 2023 and 2022, respectively.
(2)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Health Services segment, and/or the Pharmacy & Consumer Wellness segment.

The following are reconciliations of consolidated operating income to adjusted operating income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
In millions	2023	2022
Operating income (GAAP measure)	$3,446	$3,545
Amortization of intangible assets (1)	402	462
Net realized capital losses (2)	105	75
Loss on assets held for sale (3)	349	41
Acquisition-related transaction and integration costs (4)	43	—
Office real estate optimization charges (5)	25	—
Opioid litigation charge (6)	—	484
Adjusted operating income	$4,370	$4,607
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
(2)The Company’s net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of insurance liabilities. Net realized capital gains and losses are reflected in the unaudited condensed consolidated statements of operations in net investment income within each segment. These capital gains and losses are the result of investment decisions, market conditions and other economic developments that are unrelated to the performance of the Company’s business, and the amount and timing of these capital gains and losses do not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Accordingly, the Company believes excluding net realized capital gains and losses enhances the Company’s and investors’ ability to compare the Company’s past financial performance with its current performance and to analyze underlying business performance and trends.
(3)During the three months ended March 31, 2023, the loss on assets held for sale relates to the Company’s LTC reporting unit within the Pharmacy & Consumer Wellness segment. During 2022, the Company determined that its LTC business was no longer a strategic asset and committed to a plan to sell it, at which time the LTC business met the criteria for held-for-sale accounting and its net assets were accounted for as assets held for sale. As of March 31, 2023, the net assets of the LTC business continued to meet the criteria for held-for-sale accounting and during the first quarter of 2023, a loss on assets held for sale was recorded to write down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflects its estimated fair value less costs to sell. During the three months ended March 31, 2022, the loss on assets held for sale relates to the Company’s Thailand business, which was included in the Commercial Business reporting unit in the Health Care Benefits segment. The sale of the Thailand business closed in the second quarter of 2022, and the ultimate loss on the sale was not material.
(4)During the three months ended March 31, 2023, the acquisition-related transaction and integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related transaction and integration costs are reflected in the Company’s unaudited condensed consolidated statement of operations in operating expenses within the Corporate/Other segment.
(5)During the three months ended March 31, 2023, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the planned reduction of corporate office real estate space in response to the Company’s new flexible work arrangement. The office real estate optimization charges are reflected in the Company’s unaudited condensed consolidated statement of operations in operating expenses within the Health Care Benefits, Corporate/Other and Health Services segments.
(6)During the three months ended March 31, 2022, the opioid litigation charge relates to an agreement to resolve substantially all opioid claims against the Company by the State of Florida. The opioid litigation charge is reflected within the Corporate/Other segment.

Index to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of March 31, 2023, the related condensed consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2023 and 2022, the related condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2023 and 2022, the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 8, 2023, we expressed an unqualified audit opinion on those consolidated financial statements.

As described in Note 1 to the Company’s condensed consolidated interim financial statements, on January 1, 2023, the Company adopted ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts, on a modified retrospective basis resulting in the revision of the December 31, 2022 consolidated balance sheet. We have not audited and reported on the revised condensed consolidated balance sheet reflecting the adoption of ASU 2018-12.

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
May 3, 2023

Form 10-Q Table of Contents
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading diversified health solutions company reshaping health care to help make healthier happen for more Americans. In an increasingly connected and digital world, CVS Health is meeting people wherever they are and changing health care to meet their needs. The Company has more than 9,000 retail locations, more than 1,100 walk-in medical clinics, a leading pharmacy benefits manager with over 110 million plan members with expanding specialty pharmacy solutions and a dedicated senior pharmacy care business serving more than one million patients per year. The Company also serves an estimated 37 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is a leader in key segments of health care through its foundational businesses and is creating new sources of value by expanding into next generation care delivery and health services, with a goal of improving satisfaction levels for both providers and consumers. The Company believes its integrated health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

In connection with its new operating model adopted in the first quarter of 2023, the Company realigned the composition of its segments to reflect how its Chief Operating Decision Maker (the “CODM”) reviews information and manages the business. As a result of this realignment, the Company formed a new Health Services segment, which in addition to providing a full range of pharmacy benefit management (“PBM”) solutions, also delivers health care services in the Company’s medical clinics, virtually, and in the home, as well as provider enablement solutions. In addition, the Company created a new Pharmacy & Consumer Wellness segment, which includes its retail and long-term care pharmacy operations and related pharmacy services, as well as its retail front store operations. This segment will also provide pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. Prior period segment financial information has been recast to conform with the current period presentation.

Following the segment realignment described above, the Company’s four reportable segments are as follows: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” In addition, effective January 2022, the Company entered the individual public health insurance exchanges (“Public Exchanges”) in eight states through which it sells Insured plans directly to individual consumers. The Company entered Public Exchanges in four additional states effective January 2023.

Overview of the Health Services Segment

The Health Services segment provides a full range of PBM solutions, delivers health care services in its medical clinics, virtually, and in the home, and offers provider enablement solutions. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. The Health Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, plans offered on Public Exchanges and private health insurance exchanges, other sponsors of health benefit plans throughout the United States and Covered Entities.

Overview of the Pharmacy & Consumer Wellness Segment

The Pharmacy & Consumer Wellness segment dispenses prescriptions in its retail pharmacies and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of March 31, 2023, the Pharmacy & Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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
•The Health Services segment is expected to continue to benefit from the Company’s ability to drive further improvements in purchasing economics and strong pharmacy network volume. These increases are expected to be partially offset by continued client price improvements and regulation of pharmacy pricing, as well as a recent expansion of pharmaceutical manufacturer policies restricting 340B discounts. The dilutive impact of the acquisition of Oak Street Health, Inc. (“Oak Street Health”) is expected to be partially offset by the accretive impact of the acquisition of Signify Health, Inc. (“Signify Health”) during the remainder of the year.
•The Pharmacy & Consumer Wellness segment is expected to continue to benefit from increased prescription volume and improved generic drug purchasing, partially offset by continued pharmacy reimbursement pressure and lower contributions from coronavirus disease 2019 (“COVID-19”) vaccinations, diagnostic testing and OTC test kits as COVID-19 transitions to an endemic stage.
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

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three months ended March 31, 2023 and 2022, and the significant developments affecting the Company’s financial condition since December 31, 2022. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Summary of Consolidated Financial Results

	Three Months Ended March 31,		Change
In millions	2023	2022	$	%
Revenues:
Products	$58,147	$52,522	$5,625	10.7%
Premiums	24,352	21,631	2,721	12.6%
Services	2,445	2,505	(60)	(2.4)%
Net investment income	334	168	166	98.8%
Total revenues	85,278	76,826	8,452	11.0%
Operating costs:
Cost of products sold	51,455	45,509	5,946	13.1%
Benefit costs	20,448	17,923	2,525	14.1%
Opioid litigation charge	—	484	(484)	(100.0)%
Loss on assets held for sale	349	41	308	751.2%
Operating expenses	9,580	9,324	256	2.7%
Total operating costs	81,832	73,281	8,551	11.7%
Operating income	3,446	3,545	(99)	(2.8)%
Interest expense	589	586	3	0.5%
Other income	(22)	(42)	20	47.6%
Income before income tax provision	2,879	3,001	(122)	(4.1)%
Income tax provision	737	646	91	14.1%
Net income	2,142	2,355	(213)	(9.0)%
Net income attributable to noncontrolling interests	(6)	(1)	(5)	(500.0)%
Net income attributable to CVS Health	$2,136	$2,354	$(218)	(9.3)%

Commentary - Three Months Ended March 31, 2023 vs. 2022

Revenues
•Total revenues increased $8.5 billion, or 11.0%, in the three months ended March 31, 2023 compared to the prior year driven by growth across all segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $256 million, or 2.7%, in the three months ended March 31, 2023 compared to the prior year. The increase in operating expenses was primarily due to increased operating expenses to support growth in the business, incremental investments in business operations and an increase in acquisition-related transaction and integration costs compared to the prior year. These increases were partially offset by a decrease in amortization of intangible assets compared to the prior year.
•Operating expenses as a percentage of total revenues were 11.2% in the three months ended March 31, 2023, a decrease of 90 basis points compared to the prior year. The decrease in operating expenses as a percentage of total revenues was primarily due to the increases in total revenues described above.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $99 million, or 2.8%, in the three months ended March 31, 2023 compared to prior year primarily due to declines in the Pharmacy & Consumer Wellness segment, including a $349 million loss on assets held for sale related to the write-down of the Company’s Omnicare® long-term care business (“LTC business”), as well as acquisition-related transaction and integration costs recorded in the current year. The decrease was partially offset by the absence of a $484 million opioid litigation charge recorded in the prior year and increased operating income in the Health Services segment.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense remained relatively consistent, increasing $3 million, or 0.5%, in the three months ended March 31, 2023 compared to the prior year. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision
•The effective income tax rate was 25.6% for the three months ended March 31, 2023 compared to 21.5% for the three months ended March 31, 2022. The increase in the tax rate was primarily due to the absence of the impact of certain discrete tax items concluded in the first quarter of 2022.

Segment Analysis

The following discussion of segment operating results is presented based on the Company’s reportable segments in accordance with the accounting guidance for segment reporting and is consistent with the segment disclosure in Note 12 ‘‘Segment Reporting’’ to the unaudited condensed consolidated financial statements.

The Company has three operating segments, Health Care Benefits, Health Services and Pharmacy & Consumer Wellness, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the Company’s CODM evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income. Adjusted operating income is defined as operating income (GAAP measure) excluding the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. Effective for the first quarter of 2023, adjusted operating income also excludes the impact of net realized capital gains or losses. See the reconciliations of operating income (GAAP measure) to adjusted operating income below for further context regarding the items excluded from operating income in determining adjusted operating income. The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

Segment financial information for the three months ended March 31, 2023 reflects the following items:
•The realignment of the Company’s segments to correspond with changes made to its operating model as described in Note 1 ‘‘Significant Accounting Policies’’ to the unaudited condensed consolidated financial statements, including the discontinuance of the former Maintenance Choice segment reporting practice as described in Note (2) of the table below.
•The impact of the adoption of the long-duration insurance accounting standard, which the Company adopted on January 1, 2023 using a modified retrospective transition method, as described in Note 1 ‘‘Significant Accounting Policies’’ to the unaudited condensed consolidated financial statements.
•The exclusion of the impact of net realized capital gains or losses from adjusted operating income, as described above.

Segment financial information for the three months ended March 31, 2022 has been recast to conform with current period presentation for these items, the impact of which are reflected in the “Adjustments” lines of the table below.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
March 31, 2023
Total revenues	$25,877	$44,591	$27,922	$188	$(13,300)	$85,278
Adjusted operating income (loss)	1,824	1,680	1,134	(268)	—	4,370
March 31, 2022
Total revenues, as previously reported	23,109	39,461	25,418	126	(11,288)	76,826
Adjustments	(15)	154	480	—	(619)	—
Total revenues, as adjusted	$23,094	$39,615	$25,898	$126	$(11,907)	$76,826
Adjusted operating income (loss), as previously reported	$1,751	$1,636	$1,605	$(305)	$(204)	$4,483
Adjustments	110	(165)	(32)	7	204	124
Adjusted operating income (loss), as adjusted	$1,861	$1,471	$1,573	$(298)	$—	$4,607
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $4.1 billion and $3.8 billion of retail co-payments for the three months ended March 31, 2023 and 2022, respectively.

(2)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Health Services segment, and/or the Pharmacy & Consumer Wellness segment. Prior to January 1, 2023, intersegment adjusted operating income eliminations occurred when members of the Health Services segment's clients enrolled in Maintenance Choice elected to pick up maintenance prescriptions at one of the Company’s retail pharmacies instead of receiving them through the mail. When this occurred, both the Health Services and Pharmacy & Consumer Wellness segments recorded the adjusted operating income on a stand-alone basis. Effective January 1, 2023, the adjusted operating income associated with such transactions is reported only in the Pharmacy & Consumer Wellness segment, therefore no adjusted operating income elimination is required.

The following are reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income to segment adjusted operating income:

	Three Months Ended March 31, 2023
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,408	$1,638	$717	$(317)	$3,446
Amortization of intangible assets (1)	295	41	65	1	402
Net realized capital losses (2)	99	—	3	3	105
Loss on assets held for sale (3)	—	—	349	—	349
Acquisition-related transaction and integration costs (4)	—	—	—	43	43
Office real estate optimization charges (5)	22	1	—	2	25
Adjusted operating income (loss)	$1,824	$1,680	$1,134	$(268)	$4,370

	Three Months Ended March 31, 2022
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,467	$1,427	$1,435	$(784)	$3,545
Amortization of intangible assets (1)	295	44	122	1	462
Net realized capital losses (2)	58	—	16	1	75
Loss on assets held for sale (3)	41	—	—	—	41
Opioid litigation charge (6)	—	—	—	484	484
Adjusted operating income (loss)	$1,861	$1,471	$1,573	$(298)	$4,607
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
(2)The Company’s net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of insurance liabilities. Net realized capital gains and losses are reflected in the unaudited condensed consolidated statements of operations in net investment income within each segment. These capital gains and losses are the result of investment decisions, market conditions and other economic developments that are unrelated to the performance of the Company’s business, and the amount and timing of these capital gains and losses do not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Accordingly, the Company believes excluding net realized capital gains and losses enhances the Company’s and investors’ ability to compare the Company’s past financial performance with its current performance and to analyze underlying business performance and trends.
(3)During the three months ended March 31, 2023, the loss on assets held for sale relates to the Company’s LTC reporting unit within the Pharmacy & Consumer Wellness segment. During 2022, the Company determined that its LTC business was no longer a strategic asset and committed to a plan to sell it, at which time the LTC business met the criteria for held-for-sale accounting and its net assets were accounted for as assets held for sale. As of March 31, 2023, the net assets of the LTC business continued to meet the criteria for held-for-sale accounting and during the first quarter of 2023, a loss on assets held for sale was recorded to write down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflects its estimated fair value less costs to sell. During the three months ended March 31, 2022, the loss on assets held for sale relates to the Company’s international health care business domiciled in Thailand (“Thailand business”), which was included in the Commercial Business reporting unit in the Health Care Benefits segment. The sale of the Thailand business closed in the second quarter of 2022, and the ultimate loss on the sale was not material.

(4)During the three months ended March 31, 2023, the acquisition-related transaction and integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related transaction and integration costs are reflected in the Company’s unaudited condensed consolidated statement of operations in operating expenses within the Corporate/Other segment.
(5)During the three months ended March 31, 2023, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the planned reduction of corporate office real estate space in response to the Company’s new flexible work arrangement. The office real estate optimization charges are reflected in the Company’s unaudited condensed consolidated statement of operations in operating expenses within the Health Care Benefits, Corporate/Other and Health Services segments.
(6)During the three months ended March 31, 2022, the opioid litigation charge relates to an agreement to resolve substantially all opioid claims against the Company by the State of Florida. The opioid litigation charge is reflected within the Corporate/Other segment.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages and basis points (“bps”)	2023	2022	$	%
Revenues:
Premiums	$24,339	$21,614	$2,725	12.6%
Services	1,374	1,391	(17)	(1.2)%
Net investment income	164	89	75	84.3%
Total revenues	25,877	23,094	2,783	12.1%
Benefit costs	20,595	18,019	2,576	14.3%
MBR	84.6%	83.4%	120	bps
Loss on assets held for sale	$—	$41	$(41)	(100.0)%
Operating expenses	3,874	3,567	307	8.6%
Operating expenses as a % of total revenues	15.0%	15.4%
Operating income	$1,408	$1,467	$(59)	(4.0)%
Operating income as a % of total revenues	5.4%	6.4%
Adjusted operating income (1)	$1,824	$1,861	$(37)	(2.0)%
Adjusted operating income as a % of total revenues	7.0%	8.1%
Premium revenues (by business):
Government	$17,528	$16,195	$1,333	8.2%
Commercial	6,811	5,419	1,392	25.7%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Care Benefits segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended March 31, 2023 vs. 2022

Revenues
•Total revenues increased $2.8 billion, or 12.1%, to $25.9 billion in the three months ended March 31, 2023 compared to the prior year driven by growth across all product lines.

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
•The MBR increased to 84.6% in the three months ended March 31, 2023 compared to 83.4% in the prior year reflective of the continued progression towards normalized utilization and lower impact from favorable development of prior-years’ health care cost estimates in the three months ended March 31, 2023 compared to the prior year.

Loss on assets held for sale
•During the three months ended March 31, 2022, the Company recorded a $41 million loss on assets held for sale on its
Thailand business, which was included in the Commercial Business reporting unit within the Health Care Benefits segment.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses increased $307 million, or 8.6%, in the three months ended March 31, 2023 compared to the prior year primarily driven by increased operating expenses to support the growth across all product lines described above.

•Operating expenses as a percentage of total revenues decreased to 15.0% in the three months ended March 31, 2023 compared to 15.4% in the prior year. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues described above.

Adjusted operating income
•Adjusted operating income decreased slightly in the three months ended March 31, 2023 compared to the prior year primarily driven by the continued progression towards normalized utilization and lower impact from favorable development of prior-years’ health care cost estimates in the three months ended March 31, 2023 compared to the prior year. These decreases were largely offset by higher net investment income and membership growth across all product lines in the three months ended March 31, 2023.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	March 31, 2023			December 31, 2022			March 31, 2022
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,949	14,039	17,988	3,136	13,896	17,032	3,285	13,924	17,209
Medicare Advantage	3,387	—	3,387	3,270	—	3,270	3,169	—	3,169
Medicare Supplement	1,344	—	1,344	1,363	—	1,363	1,292	—	1,292
Medicaid	2,293	501	2,794	2,234	497	2,731	2,375	477	2,852
Total medical membership	10,973	14,540	25,513	10,003	14,393	24,396	10,121	14,401	24,522

Supplemental membership information:
Medicare Prescription Drug Plan (standalone)			6,112			6,128			6,022

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
•Medical membership as of March 31, 2023 of 25.5 million increased 1.1 million members compared with December 31, 2022, driven by increases across all product lines including an increase of approximately 900,000 members related to the individual exchange business within the Commercial product line.

Medicare Update
On March 31, 2023, the U.S. Centers for Medicare & Medicaid Services (“CMS”) issued its final notice detailing final 2024 Medicare Advantage payment rates. Final 2024 Medicare Advantage rates resulted in an expected average decrease in revenue for the Medicare Advantage industry of 1.12%, excluding the CMS estimate of Medicare Advantage risk score trend.

Health Services Segment (formerly Pharmacy Services Segment)

The following table summarizes the Health Services segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2023	2022	$	%
Revenues:
Products	$43,671	$38,899	$4,772	12.3%
Services	920	716	204	28.5%
Total revenues	44,591	39,615	4,976	12.6%
Cost of products sold	42,416	37,622	4,794	12.7%
Operating expenses	537	566	(29)	(5.1)%
Operating expenses as a % of total revenues	1.2%	1.4%
Operating income	$1,638	$1,427	$211	14.8%
Operating income as a % of total revenues	3.7%	3.6%
Adjusted operating income (1)	$1,680	$1,471	$209	14.2%
Adjusted operating income as a % of total revenues	3.8%	3.7%
Revenues (by distribution channel):
Pharmacy network (2)	$27,592	$24,128	$3,464	14.4%
Mail & specialty (3)	16,145	14,668	1,477	10.1%
Other	854	819	35	4.3%
Pharmacy claims processed (4)	587.3	566.5	20.8	3.7%
Generic dispensing rate (4)	88.4%	87.7%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Services segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.
(2)Pharmacy network revenues relate to claims filled at retail and specialty retail pharmacies, including the Company’s retail pharmacies and LTC pharmacies. Effective January 1, 2023, pharmacy network revenues also include activity associated with Maintenance Choice, which permits eligible client plan members to fill their maintenance prescriptions through mail order delivery or at a CVS pharmacy retail store for the same price as mail order. Maintenance Choice activity was previously reflected in mail & specialty revenues. Prior period financial information has been revised to conform with current period presentation.
(3)Mail & specialty revenues relate to specialty mail claims inclusive of Specialty Connect® claims picked up at a retail pharmacy, as well as mail order and specialty claims fulfilled by the Pharmacy & Consumer Wellness segment. Effective January 1, 2023, mail & specialty revenues exclude Maintenance Choice activity, which is now reported within pharmacy network revenues. Prior period financial information has been revised to conform with current period presentation.
(4)Includes an adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

Commentary - Three Months Ended March 31, 2023 vs. 2022

Revenues
•Total revenues increased $5.0 billion, or 12.6%, to $44.6 billion in the three months ended March 31, 2023 compared to the prior year primarily driven by increased pharmacy claims volume, growth in specialty pharmacy and brand inflation, partially offset by continued pharmacy client price improvements.

Operating expenses
•Operating expenses in the Health Services segment include selling, general and administrative expenses; and depreciation and amortization expense.
•Operating expenses as a percentage of total revenues remained relatively consistent at 1.2% and 1.4% in the three-month periods ended March 31, 2023 and 2022, respectively.

Adjusted operating income
•Adjusted operating income increased $209 million, or 14.2%, in the three months ended March 31, 2023 compared to the prior year. The increase in adjusted operating income was primarily driven by improved purchasing economics, including increased contributions from the products and services of the Company’s group purchasing organization, and increased pharmacy claims volume. These increases were partially offset by continued pharmacy client price improvements and decreased COVID-19 diagnostic testing in the segment’s MinuteClinic walk-in medical clinics compared to the prior year.

•As you review the Health Services segment’s performance in this area, you should consider the following important information about the business:
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

Pharmacy claims processed
•Pharmacy claims processed represents the number of prescription claims processed through the Company’s pharmacy benefits manager and dispensed by either its retail network pharmacies or the Company’s mail and specialty pharmacies. Management uses this metric to understand variances between actual claims processed and expected amounts as well as trends in period-over-period results. This metric provides management and investors with information useful in understanding the impact of pharmacy claim volume on segment total revenues and operating results.
•The Company’s pharmacy claims processed on a 30-day equivalent basis increased 3.7% in the three months ended March 31, 2023 compared to the prior year primarily driven by net new business, increased utilization and the impact of an elevated cough, cold and flu season compared to the prior year. These increases were partially offset by a decrease in COVID-19 vaccinations.
•Excluding the impact of COVID-19 vaccinations, pharmacy claims processed increased 4.8% on a 30-day equivalent basis for the three months ended March 31, 2023 compared to the prior year.

Generic dispensing rate
•Generic dispensing rate is calculated by dividing the Health Services segment’s generic drug claims processed by its total claims processed. Management uses this metric to evaluate the effectiveness of the business at encouraging the use of generic drugs when they are available and clinically appropriate, which aids in decreasing costs for client members and retail customers. This metric provides management and investors with information useful in understanding trends in segment total revenues and operating results.
•The Health Services segment’s generic dispensing rate increased to 88.4% in the three months ended March 31, 2023 compared to 87.7% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in brand prescriptions, largely attributable to decreased COVID-19 vaccinations in the three months ended March 31, 2023 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s generic dispensing rate was 88.5% and 88.8% in the three months ended March 31, 2023 and 2022, respectively.

Pharmacy & Consumer Wellness Segment (formerly Retail/LTC Segment)

The following table summarizes the Pharmacy & Consumer Wellness segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2023	2022	$	%
Revenues:
Products	$27,258	$24,904	$2,354	9.5%
Services	667	1,010	(343)	(34.0)%
Net investment income (loss)	(3)	(16)	13	81.3%
Total revenues	27,922	25,898	2,024	7.8%
Cost of products sold	21,876	19,382	2,494	12.9%
Loss on assets held for sale	349	—	349	100.0%
Operating expenses	4,980	5,081	(101)	(2.0)%
Operating expenses as a % of total revenues	17.8%	19.6%
Operating income	$717	$1,435	$(718)	(50.0)%
Operating income as a % of total revenues	2.6%	5.5%
Adjusted operating income (1)	$1,134	$1,573	$(439)	(27.9)%
Adjusted operating income as a % of total revenues	4.1%	6.1%
Revenues (by major goods/service lines):
Pharmacy	$21,495	$19,532	$1,963	10.1%
Front Store	5,597	5,313	284	5.3%
Other	833	1,069	(236)	(22.1)%
Net investment income (loss)	(3)	(16)	13	81.3%
Prescriptions filled (2)	404.8	395.1	9.7	2.5%
Same store sales increase: (3)
Total	11.6%	10.9%
Pharmacy	12.7%	10.1%
Front Store	7.7%	13.9%
Prescription volume (2)	5.0%	6.1%
Generic dispensing rate (2)	89.4%	87.5%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Pharmacy & Consumer Wellness segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.
(2)Includes an adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.
(3)Same store sales and prescription volume represent the change in revenues and prescriptions filled in the Company’s retail pharmacy stores that have been operating for greater than one year, expressed as a percentage that indicates the increase or decrease relative to the comparable prior period. Same store metrics exclude revenues and prescriptions from LTC and infusion services operations. Effective January 1, 2023, same store sales also include digital sales initiated online or through mobile applications and fulfilled through the Company’s distribution centers. Prior period financial information has been revised to conform with current period presentation. Management uses these metrics to evaluate the performance of existing stores on a comparable basis and to inform future decisions regarding existing stores and new locations. Same-store metrics provide management and investors with information useful in understanding the portion of current revenues and prescriptions resulting from organic growth in existing locations versus the portion resulting from opening new stores.

Commentary - Three Months Ended March 31, 2023 vs. 2022

Revenues
•Total revenues increased $2.0 billion, or 7.8%, to $27.9 billion in the three months ended March 31, 2023 compared to the prior year primarily driven by increased prescription and front store volume, pharmacy drug mix and brand inflation. These increases were partially offset by continued pharmacy reimbursement pressure, decreased COVID-19 vaccinations and diagnostic testing and the impact of recent generic introductions.
•Pharmacy same store sales increased 12.7% in the three months ended March 31, 2023 compared to the prior year. The increase was primarily driven by the 5.0% increase in pharmacy same store prescription volume on a 30-day equivalent basis, pharmacy drug mix and brand inflation. These increases were partially offset by continued pharmacy reimbursement pressure and the impact of recent generic introductions.

•Front store same store sales increased 7.7% in the three months ended March 31, 2023 compared to the prior year. The increase was primarily due to strength in consumer health, including the impact of an elevated cough, cold and flu season compared to the prior year, as well as increased beauty product sales in the three months ended March 31, 2023.
•Other revenues decreased $236 million in the three months ended March 31, 2023 compared to the prior year. The decrease was primarily due to decreased COVID-19 diagnostic testing in the three months ended March 31, 2023 compared to the prior year.

Loss on assets held for sale
•During the three months ended March 31, 2023, the Company recorded a $349 million loss on assets held for sale related to the write-down of its LTC business. See Note 2 ‘‘Acquisitions and Assets Held for Sale’’ to the unaudited condensed consolidated financial statements for additional information.

Operating expenses
•Operating expenses in the Pharmacy & Consumer Wellness segment include payroll, employee benefits and occupancy costs associated with the segment’s stores and pharmacy fulfillment operations; selling expenses; advertising expenses; depreciation and amortization expense and certain administrative expenses.
•Operating expenses decreased $101 million, or 2.0%, in the three months ended March 31, 2023 compared to the prior year. The decrease was primarily due to lower expenses associated with COVID-19 vaccination administration and a decrease in amortization of intangible assets compared to the prior year. These decreases were partially offset by incremental costs associated with increased volume and increased investments in the segment’s operations and capabilities.
•Operating expenses as a percentage of total revenues decreased to 17.8% in the three months ended March 31, 2023 compared to 19.6% in the prior year. The decrease in operating expenses as a percentage of total revenues was driven by the increases in total revenues and decreases in operating expenses described above.

Adjusted operating income
•Adjusted operating income decreased $439 million, or 27.9% in the three months ended March 31, 2023 compared to the prior year. The decrease in adjusted operating income was primarily driven by continued pharmacy reimbursement pressure, decreased COVID-19 vaccinations and diagnostic testing and increased investments in the segment’s operations and capabilities. These decreases were partially offset by the increased prescription volume described above and improved generic drug purchasing.
•As you review the Pharmacy & Consumer Wellness segment’s performance in this area, you should consider the following important information about the business:
•The segment’s adjusted operating income has been adversely affected by the efforts of managed care organizations, PBMs and governmental and other third-party payors to reduce their prescription drug costs, including the use of restrictive networks, as well as changes in the mix of business within the pharmacy portion of the Pharmacy & Consumer Wellness segment. If the pharmacy reimbursement pressure accelerates, the segment may not be able to grow revenues, and its adjusted operating income could be adversely affected.
•The increased use of generic drugs has positively impacted the segment’s adjusted operating income but has resulted in third-party payors augmenting their efforts to reduce reimbursement payments to retail pharmacies for prescriptions. This trend, which the Company expects to continue, reduces the benefit the segment realizes from brand to generic drug conversions.

Prescriptions filled
•Prescriptions filled represents the number of prescriptions dispensed through the Pharmacy & Consumer Wellness segment’s retail and long-term care pharmacies and infusion services operations. Management uses this metric to understand variances between actual prescriptions dispensed and expected amounts as well as trends in period-over-period results. This metric provides management and investors with information useful in understanding the impact of prescription volume on segment total revenues and operating results.
•Prescriptions filled increased 2.5% on a 30-day equivalent basis in the three months ended March 31, 2023 compared to the prior year primarily driven by increased utilization and the impact of an elevated cough, cold and flu season compared to the prior year. These increases were partially offset by a decrease in COVID-19 vaccinations. Excluding the impact of COVID-19 vaccinations, prescriptions filled increased 4.5% on a 30-day equivalent basis for the three months ended March 31, 2023 compared to the prior year.

Generic dispensing rate
•Generic dispensing rate is calculated by dividing the Pharmacy & Consumer Wellness segment’s generic drug prescriptions filled by its total prescriptions filled. Management uses this metric to evaluate the effectiveness of the business at encouraging the use of generic drugs when they are available and clinically appropriate, which aids in decreasing costs for client members and retail customers. This metric provides management and investors with information useful in understanding trends in segment total revenues and operating results.
•The Pharmacy & Consumer Wellness segment’s generic dispensing rate increased to 89.4% in the three months ended March 31, 2023 compared to 87.5% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in brand prescriptions, largely attributable to decreased COVID-19 vaccinations in the three months ended March 31, 2023 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate was 89.7% in both the three months ended March 31, 2023 and 2022.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2023	2022	$	%
Revenues:
Premiums	$13	$17	$(4)	(23.5)%
Services	2	14	(12)	(85.7)%
Net investment income	173	95	78	82.1%
Total revenues	188	126	62	49.2%
Cost of products sold	1	10	(9)	(90.0)%
Benefit costs	52	61	(9)	(14.8)%
Opioid litigation charge	—	484	(484)	(100.0)%
Operating expenses	452	355	97	27.3%
Operating loss	(317)	(784)	467	59.6%
Adjusted operating loss (1)	(268)	(298)	30	10.1%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended March 31, 2023 vs. 2022

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues increased $62 million, or 49.2%, to $188 million in the three months ended March 31, 2023 compared to the prior year primarily driven by higher average invested assets and favorable average investment yields compared to the prior year, partially offset by decreased net investment income from private equity investments compared to the prior year.

Opioid litigation charge
•During the three months ended March 31, 2022, the Company recorded a $484 million opioid litigation charge. See
Note 11 ‘‘Commitments and Contingencies’’ to the unaudited condensed consolidated financial statements for additional information.

Adjusted operating loss
•Adjusted operating loss decreased $30 million in the three months ended March 31, 2023 compared to the prior year primarily driven by the increases in net investment income described above, partially offset by an increase in operating expenses.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of March 31, 2023, the Company had approximately $14.6 billion in cash and cash equivalents, approximately $2.7 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash during the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,		Change
In millions, except percentages	2023	2022	$	%
Net cash provided by operating activities	$7,438	$3,563	$3,875	108.8%
Net cash used in investing activities	(8,514)	(1,993)	(6,521)	(327.2)%
Net cash provided by (used in) financing activities	2,726	(2,650)	5,376	202.9%
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,650	$(1,080)	$2,730	252.8%

Commentary

•Net cash provided by operating activities increased by $3.9 billion in the three months ended March 31, 2023 compared to the prior year. The increase was primarily due to the early receipt of the April CMS payment of $5.1 billion, partially offset by the timing of payments.
•Net cash used in investing activities increased by $6.5 billion in the three months ended March 31, 2023 compared to the prior year primarily due to the acquisition of Signify Health in March 2023, partially offset by lower net purchases of investments.
•Net cash provided by financing activities was $2.7 billion in the three months ended March 31, 2023 compared to net cash used in financing activities of $2.7 billion in the prior year. The increase in cash provided by financing activities primarily related to proceeds from the issuance of $6.0 billion of long-term senior notes in the three months ended March 31, 2023.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of March 31, 2023. In connection with its commercial paper program, the Company maintains a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2025, a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2026, and a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2027. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of March 31, 2023, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Term Loan Agreement
On May 1, 2023, the Company entered into a 364-day $5.0 billion term loan agreement. The term loan agreement allows for borrowings at various rates that are dependent, in part, on the Company’s debt ratings. On May 2, 2023, the Company borrowed $5.0 billion under the term loan agreement to fund a portion of the Oak Street Health acquisition purchase price.

Federal Home Loan Bank of Boston
A subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of March 31, 2023 was approximately $990 million. As of March 31, 2023, there were no outstanding advances from the FHLBB.

Long-term Borrowings

2023 Notes
On February 21, 2023, the Company issued $1.5 billion aggregate principal amount of 5.0% senior notes due February 2026, $1.5 billion aggregate principal amount of 5.125% senior notes due February 2030, $1.75 billion aggregate principal amount of 5.25% senior notes due February 2033 and $1.25 billion aggregate principal amount of 5.625% senior notes due February 2053 for total proceeds of approximately $6.0 billion, net of discounts and underwriting fees. The net proceeds of these offerings were used to fund general corporate purposes, including a portion of the Signify Health Acquisition purchase price.

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of March 31, 2023, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of March 31, 2023, the Company’s long-term debt was rated “Baa2” by Moody’s Investor Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Stable” by both Moody’s and S&P. In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Program

The following share repurchase program has been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of March 31, 2023
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	4.5

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

During the three months ended March 31, 2023 and 2022, the Company repurchased an aggregate of 22.8 million shares of common stock for approximately $2.0 billion and an aggregate of 19.1 million shares of common stock for approximately $2.0 billion, respectively, both pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $2.0 billion fixed dollar ASR with Citibank, N.A. (“Citibank”). Upon payment of the $2.0 billion purchase price on January 4, 2023, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $2.0 billion notional amount of the ASR or approximately 17.4 million shares at a price of $92.19 per share, which were placed into treasury stock in January 2023. The ASR was accounted for as an initial treasury stock transaction for $1.6 billion and a forward contract for $0.4 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus. In February 2023, the Company received approximately 5.4 million shares of CVS Health Corporation’s common stock, representing the remaining 20% of the $2.0 billion notional amount of the ASR, thereby concluding the ASR. These shares were placed into treasury and the forward contract was reclassified from capital surplus to treasury stock in February 2023.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $1.5 billion fixed dollar ASR with Barclays Bank PLC (“Barclays”). Upon payment of the $1.5 billion purchase price on January 4, 2022, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $1.5 billion notional amount of the ASR or approximately 11.6 million shares at a price of $103.34 per share, which were placed into treasury stock in January 2022. The ASR was accounted for as an initial treasury stock transaction for $1.2 billion and a forward contract for $0.3 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus. In February 2022, the Company received approximately 2.7 million shares of CVS Health Corporation’s common stock, representing the remaining 20% of the $1.5 billion notional amount of the ASR, thereby concluding the ASR. These shares were placed into treasury and the forward contract was reclassified from capital surplus to treasury stock in February 2022.

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

For a full description of the Company’s other critical accounting policies, see “Critical Accounting Policies” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Form 10-K.

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

All statements addressing the future operating performance of CVS Health or any segment or any subsidiary and/or future events or developments, including statements relating to the impact of COVID-19 and any new variants or viruses on the Company’s businesses, investment portfolio, operating results, cash flows and/or financial condition, statements relating to corporate strategy, statements relating to future revenue, operating income or adjusted operating income, earnings per share or adjusted earnings per share, Health Care Benefits segment business, sales results and/or trends, medical cost trends, medical membership, Medicare Part D membership, medical benefit ratios and/or operations, Health Services segment business, sales results and/or trends and/or operations, Pharmacy & Consumer Wellness segment business, sales results and/or trends and/or operations, incremental investment spending, interest expense, effective tax rate, weighted-average share count, cash flow from operations, net capital expenditures, cash available for debt repayment, statements related to possible, proposed or pending acquisitions, joint ventures, investments or combinations that involve, among other things, the timing or likelihood of receipt of regulatory approvals, the timing of completion, integration synergies, net synergies and integration risks and other costs, including those related to CVS Health’s acquisitions of Signify Health and Oak Street Health, enterprise modernization,

Form 10-Q Table of Contents
transformation, leverage ratio, cash available for enhancing shareholder value, inventory reduction, turn rate and/or loss rate, debt ratings, the Company’s ability to attract or retain customers and clients, store development and/or relocations, new product development, and the impact of industry and regulatory developments as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

Forward-looking statements rely on a number of estimates, assumptions and projections concerning future events, and are subject to a number of significant risks and uncertainties and other factors that could cause actual results to differ materially from those statements. Many of these risks and uncertainties and other factors are outside our control.

Certain additional risks and uncertainties and other factors are described under “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and under “Risk Factors” included in Part II, Item 1A of this report; these are not the only risks and uncertainties we face. There can be no assurance that the Company has identified all the risks that may affect it. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial also may adversely affect the Company’s businesses. If any of those risks or uncertainties develops into actual events, those events or circumstances could have a material adverse effect on the Company’s businesses, operating results, cash flows, financial condition and/or stock price, among other effects.

You should not put undue reliance on forward-looking statements. Any forward-looking statement speaks only as of the date of this report, and we disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events, uncertainties or otherwise.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in exposures to market risk since December 31, 2022. See the information contained in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a discussion of the Company’s exposures to market risk.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of March 31, 2023, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.Other Information

Item 1.Legal Proceedings

The information contained in Note 11 ‘‘Commitments and Contingencies’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.Risk Factors

The following information supplements the “Risk Factors” disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 10-K”) and should be read in conjunction with the risk factors described in the 2022 10-K.

Risks Relating to Our Acquisitions of Signify Health and Oak Street Health

Our recent acquisitions of Signify Health and Oak Street Health subject us to new and additional risks beyond those to which we have been historically subject.

Form 10-Q Table of Contents
We consummated the Signify Health, Inc. (“Signify Health”) acquisition on March 29, 2023 through which we expanded our offerings to include health risk assessments, value-based care and provider enablement services, and we also consummated the Oak Street Health, Inc. (“Oak Street Health”) acquisition on May 2, 2023 through which we will offer multi-payor, senior-focused, value-based primary care for Medicare-eligible patients, broadening our ability to provide primary care services.

The Signify Health and the Oak Street Health businesses are subject to many of the risks described in “Item 1A. Risk Factors” of the 2022 10-K, as well as to certain additional risks that are different from the risks of our existing businesses.

The additional risks to which our Signify Health business is subject include, but are not limited to, the following:

•ability to recruit, retain and grow its network of credentialed, high-quality physicians, physician assistants and nurse practitioners to provide clinical services in highly competitive markets for talent;
•successful challenges to Signify Health’s treatment of health care providers as independent contractors, which could result in increased costs and subject the business to regulatory sanction;
•dependence on a concentrated number of key health plan customers;
•the quality of the information received about plan members of such health plans for whom Signify Health will seek to provide in-home evaluations and other services, and the regulatory restrictions and requirements associated with directly contacting plan members;
•ability to perform and ensure the quality of health risk assessments;
•ability to achieve and receive shared health care cost savings;
•the regulatory and business risks associated with participation in certain government health care programs, including the Medicare Shared Savings Program through Signify Health’s Caravan accountable care organizations;
•health reform initiatives and changes in the rules governing government health care programs, including rules related to the use of in-home health risk assessments; and
•use of “open source” software in its technology, which may make it easier for others to gain access or compromise its proprietary technology.

The additional risks to which our Oak Street Health business is subject include, but are not limited to, the following:

•ability to attract new Medicare-eligible patients and credentialed, high-quality physicians and other providers for senior-focused primary care in a highly competitive market for such patients and providers;
•satisfying the enrollment requirements under government health care programs for physicians and other providers in a timely manner;
•dependence on a significant portion of revenue from Medicare or Medicare Advantage plans, which subjects Oak Street Health to reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program;
•dependence for a significant portion of revenue from agreements with a limited number of key payors with whom Oak Street Health contracts to provide services under terms that may permit a payor to amend the compensation arrangements or terminate the agreements without cause;
•dependence on reimbursements from third-party payors, which can result in substantial delay, and on patients, through copayments and deductibles, which subjects Oak Street Health to additional reimbursement risk;
•under the fixed fee (or capitated) agreements Oak Street Health enters into with health plans, the assumption of the risk that the actual cost of a service it provides to a patient exceeds the reimbursement provided by the health plan;
•reductions in the quality ratings of Medicare health plans Oak Street Health serves could result in a shift of patients from, or the termination of, a health plan Oak Street Health serves;
•submission of inaccurate, incomplete or erroneous data, including risk adjustment data, to health plans and government payors could result in inaccuracies in the revenue Oak Street Health records or receipt of overpayments, which may subject it to repayment obligations and penalties;
•geographic concentration of its primary centers;
•risks associated with its existing legal proceedings and litigations;
•laws regulating the corporate practice of medicine and the associated agreements entered into with physician practice groups restrict the manner in which the Oak Street Health business is able to direct the operations and otherwise exercise control of its physician practice groups;
•changes in the legal treatment of its contractual arrangements with its physician practice groups could impact the ability to consolidate the revenue of these groups; and
•ability to maintain and enhance its reputation and brand recognition.

The additional risks faced by Signify Health and Oak Street Health may also compound, or be heightened by, many of the other risks described in the 2022 10-K, including the risks related to adverse economic conditions in the United States and abroad, the

Form 10-Q Table of Contents
coronavirus disease 2019 (“COVID-19”) pandemic or other pandemics or epidemics, cybersecurity, and compliance with applicable laws and regulations, among others. The Signify Health and the Oak Street Health businesses may also be subject to additional risks the existence or significance of which we may not have anticipated prior to the respective acquisitions of such businesses. Any risks associated with the Signify Health or the Oak Street Health business, if they materialize, could adversely affect our business, financial condition and results of operations, including our ability to timely and effectively integrate the businesses in our operations and the timing and extent of realization of synergies and other benefits that we expected in connection with the acquisitions. Our experience in managing the additional risks associated with the acquisitions is more limited than our experience in managing the risks associated with our historical businesses, and there is no assurance that we will be able to effectively manage or mitigate such risks.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended March 31, 2023, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase programs authorized by CVS Health Corporation’s Board of Directors on November 17, 2022 and December 9, 2021. See Note 8 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 through January 31, 2022	17,355,123	$89.49	17,355,123	$14,946,836,143
February 1, 2023 through February 28, 2023	5,432,329	$82.26	5,432,329	$14,500,000,143
March 1, 2023 through March 31, 2023	—	$—	—	$14,500,000,143
	22,787,452		22,787,452

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

2.1†
Agreement and Plan of Merger, dated as of February 7, 2023, by and among CVS Pharmacy, Inc., Halo Merger Sub Corp., Oak Street Health, Inc. and, for the limited purposes set forth therein, CVS Health Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 8, 2023).

4	Instruments defining the rights of security holders, including indentures

4.1	Form of the Registrant’s 2026 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 21, 2023).

4.2	Form of the Registrant’s 2030 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 21, 2023).

4.3	Form of the Registrant’s 2033 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on February 21, 2023).

4.4	Form of the Registrant’s 2053 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on February 21, 2023).

10	Material Contracts

10.1*	Restrictive Covenant Agreement dated June 20, 2022 between the Registrant and Tilak Mandadi.

10.2*	Change in Control Agreement effective as of August 11, 2022 between the Registrant and Tilak Mandadi.

10.3*	Restrictive Covenant Agreement dated May 11, 2022 between the Registrant and Prem Shah.

10.4*	Change in Control Agreement effective as of January 27, 2023 between the Registrant and Prem Shah.

10.5
Second Amendment to Five Year Credit Agreement dated as of March 23, 2023, to the Five Year Credit Agreement, dated as of May 16, 2019, as amended by the First Amendment to Five Year Credit Agreement, dated as of May 16, 2022, by and among the Registrant, the lenders party thereto and Bank of America N.A. as Administrative Agent.

10.6
Second Amendment to Five Year Credit Agreement dated as of March 23, 2023, to the Five Year Credit Agreement, dated as of May 11, 2021, as amended by the First Amendment to Five Year Credit Agreement, dated as of May 16, 2022, by and among the Registrant, the lenders party thereto and Bank of America N.A. as Administrative Agent.

10.7
First Amendment to Five Year Credit Agreement dated as of March 23, 2023, to the Five Year Credit Agreement, dated as of May 16, 2022, by and among the Registrant, the lenders party thereto and Bank of America N.A. as Administrative Agent.

10.8
Term Loan Agreement, dated May 1, 2023, by and among the Registrant, the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2023).

10.9
Form of Voting Agreement by and among CVS Pharmacy, Inc., certain stockholders of Oak Street Health, Inc. and certain members of the Oak Street Health, Inc. board of directors parties thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 8, 2023).

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated May 3, 2023 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

Form 10-Q Table of Contents

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 2023 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

† Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	May 3, 2023	By:	/s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President and Chief Financial Officer