Form 10-Q
period 2023-06-30
CVS HEALTH Corp
filed 2023-08-02
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of July 26, 2023, the registrant had 1,284,398,968 shares of common stock issued and outstanding.

Form 10-Q Table of Contents
Part I.Financial Information

Item 1.Financial Statements

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2023 and 2022	2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2023 and 2022	3

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2023 and December 31, 2022	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2023 and 2022	5

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the three months ended June 30, 2023 and 2022 and the three months ended March 31, 2023 and 2022	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Report of Independent Registered Public Accounting Firm	54

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2023	2022	2023	2022
Revenues:
Products	$60,539	$56,794	$118,686	$109,316
Premiums	25,108	21,260	49,460	42,891
Services	3,000	2,436	5,445	4,941
Net investment income	274	146	608	314
Total revenues	88,921	80,636	174,199	157,462
Operating costs:
Cost of products sold	53,536	49,290	104,991	94,799
Health care costs	21,782	17,490	42,230	35,413
Restructuring charge	496	—	496	—
Opioid litigation charge	—	—	—	484
Loss on assets held for sale	—	—	349	41
Operating expenses	9,873	9,187	19,453	18,511
Total operating costs	85,687	75,967	167,519	149,248
Operating income	3,234	4,669	6,680	8,214
Interest expense	686	583	1,275	1,169
Other income	(22)	(43)	(44)	(85)
Income before income tax provision	2,570	4,129	5,449	7,130
Income tax provision	656	1,090	1,393	1,736
Net income	1,914	3,039	4,056	5,394
Net income attributable to noncontrolling interests	(13)	(10)	(19)	(11)
Net income attributable to CVS Health	$1,901	$3,029	$4,037	$5,383

Net income per share attributable to CVS Health:
Basic	$1.48	$2.31	$3.15	$4.10
Diluted	$1.48	$2.29	$3.13	$4.06
Weighted average shares outstanding:
Basic	1,283	1,313	1,283	1,312
Diluted	1,287	1,321	1,289	1,325
Dividends declared per share	$0.605	$0.55	$1.21	$1.10

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Net income	$1,914	$3,039	$4,056	$5,394
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)	(64)	(865)	406	(1,997)
Change in discount rate on long-duration insurance reserves	60	310	(14)	679
Foreign currency translation adjustments	2	(1)	1	2
Net cash flow hedges	19	15	13	12
Pension and other postretirement benefits	—	1	—	1
Other comprehensive income (loss)	17	(540)	406	(1,303)
Comprehensive income	1,931	2,499	4,462	4,091
Comprehensive income attributable to noncontrolling interests	(13)	(10)	(19)	(11)
Comprehensive income attributable to CVS Health	$1,918	$2,489	$4,443	$4,080

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$13,807	$12,945
Investments	3,080	2,778
Accounts receivable, net	29,546	27,276
Inventories	17,291	19,090
Assets held for sale	620	908
Other current assets	3,412	2,636
Total current assets	67,756	65,633
Long-term investments	22,114	21,096
Property and equipment, net	13,001	12,873
Operating lease right-of-use assets	17,703	17,872
Goodwill	91,260	78,150
Intangible assets, net	30,118	24,803
Separate accounts assets	3,267	3,228
Other assets	4,852	4,620
Total assets	$250,071	$228,275

Liabilities:
Accounts payable	$13,367	$14,838
Pharmacy claims and discounts payable	20,417	19,423
Health care costs payable	11,998	10,142
Policyholders’ funds	1,411	1,500
Accrued expenses	22,831	18,745
Other insurance liabilities	4,866	1,089
Current portion of operating lease liabilities	1,706	1,678
Short-term debt	1,000	—
Current portion of long-term debt	1,402	1,778
Liabilities held for sale	208	228
Total current liabilities	79,206	69,421
Long-term operating lease liabilities	16,609	16,800
Long-term debt	61,419	50,476
Deferred income taxes	4,588	4,016
Separate accounts liabilities	3,267	3,228
Other long-term insurance liabilities	5,659	5,835
Other long-term liabilities	6,321	6,730
Total liabilities	177,069	156,506

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,764 shares issued and 1,282 shares outstanding at June 30, 2023 and 1,758 shares issued and 1,300 shares outstanding at December 31, 2022 and capital surplus	48,649	48,193
Treasury stock, at cost: 482 shares at June 30, 2023 and 458 shares at December 31, 2022	(33,933)	(31,858)
Retained earnings	58,868	56,398
Accumulated other comprehensive loss	(858)	(1,264)
Total CVS Health shareholders’ equity	72,726	71,469
Noncontrolling interests	276	300
Total shareholders’ equity	73,002	71,769
Total liabilities and shareholders’ equity	$250,071	$228,275

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2023	2022
Cash flows from operating activities:
Cash receipts from customers	$175,567	$151,769
Cash paid for prescriptions dispensed and health services rendered	(101,318)	(90,887)
Insurance benefits paid	(41,108)	(33,920)
Cash paid to other suppliers and employees	(17,686)	(15,119)
Interest and investment income received	801	200
Interest paid	(1,131)	(1,150)
Income taxes paid	(1,779)	(1,887)
Net cash provided by operating activities	13,346	9,006

Cash flows from investing activities:
Proceeds from sales and maturities of investments	3,640	4,360
Purchases of investments	(4,499)	(5,010)
Purchases of property and equipment	(1,575)	(1,459)
Acquisitions (net of cash and restricted cash acquired)	(16,474)	(125)
Proceeds from sale of subsidiaries (net of cash and restricted cash sold of $2,807 in 2022)	—	(1,943)
Other	32	54
Net cash used in investing activities	(18,876)	(4,123)

Cash flows from financing activities:
Commercial paper borrowings (repayments), net	1,000	—
Proceeds from issuance of short-term loan	5,000	—
Repayment of short-term loan	(5,000)	—
Proceeds from issuance of long-term debt	10,898	—
Repayments of long-term debt	(1,787)	(1,529)
Repurchase of common stock	(2,016)	(2,000)
Dividends paid	(1,574)	(1,462)
Proceeds from exercise of stock options	120	348
Payments for taxes related to net share settlement of equity awards	(168)	(329)
Other	(121)	(139)
Net cash provided by (used in) financing activities	6,352	(5,111)
Net increase (decrease) in cash, cash equivalents and restricted cash	822	(228)
Cash, cash equivalents and restricted cash at the beginning of the period	13,305	12,691
Cash, cash equivalents and restricted cash at the end of the period	$14,127	$12,463

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2023	2022
Reconciliation of net income to net cash provided by operating activities:
Net income	$4,056	$5,394
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,105	2,131
Stock-based compensation	307	236
Gain on sale of subsidiary	—	(225)
Deferred income taxes and other noncash items	87	(246)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(804)	(2,687)
Inventories	1,800	469
Other assets	(913)	(286)
Accounts payable and pharmacy claims and discounts payable	(118)	2,033
Health care costs payable and other insurance liabilities	4,334	1,286
Other liabilities	2,492	901
Net cash provided by operating activities	$13,346	$9,006

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Loss	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2022	1,758	(458)	$48,193	$(31,858)	$56,398	$(1,264)	$71,469	$300	$71,769
Net income	—	—	—	—	2,136	—	2,136	6	2,142
Other comprehensive income	—	—	—	—	—	389	389	—	389
Stock option activity, stock awards and other	1	—	122	—	—	—	122	—	122
Purchase of treasury shares, net of ESPP issuances	—	(22)	(18)	(1,944)	—	—	(1,962)	—	(1,962)
Common stock dividends	—	—	—	—	(781)	—	(781)	—	(781)
Other decreases in noncontrolling interests	—	—	9	—	—	—	9	(108)	(99)
Balance at March 31, 2023	1,759	(480)	48,306	(33,802)	57,753	$(875)	71,382	198	71,580
Net income	—	—	—	—	1,901	—	1,901	13	1,914
Other comprehensive income (Note 9)	—	—	—	—	—	17	17	—	17
Stock option activity, stock awards and other	5	—	345	—	—	—	345	—	345
Purchase of treasury shares, net of ESPP issuances	—	(2)	2	(131)	—	—	(129)	—	(129)
Common stock dividends	—	—	—	—	(786)	—	(786)	—	(786)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	66	66
Other decreases in noncontrolling interests	—	—	(4)	—	—	—	(4)	(1)	(5)
Balance at June 30, 2023	1,764	(482)	$48,649	$(33,933)	$58,868	$(858)	$72,726	$276	$73,002
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of June 30, 2023, March 31, 2023 and December 31, 2022.
(2)Common stock and capital surplus includes the par value of common stock of $18 million as of June 30, 2023, March 31, 2023 and December 31, 2022.

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2021	1,744	(422)	$47,377	$(28,173)	$54,906	$965	$75,075	$306	$75,381
Adoption of new accounting standard (Note 1) (3)	—	—	—	—	91	(631)	(540)	—	(540)
Net income	—	—	—	—	2,354	—	2,354	1	2,355
Other comprehensive loss	—	—	—	—	—	(763)	(763)	—	(763)
Stock option activity, stock awards and other	3	—	300	—	—	—	300	—	300
Purchase of treasury shares, net of ESPP issuances	—	(19)	—	(1,972)	—	—	(1,972)	—	(1,972)
Common stock dividends	—	—	—	—	(730)	—	(730)	—	(730)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	3	3
Balance at March 31, 2022	1,747	(441)	47,677	(30,145)	56,621	(429)	73,724	310	74,034
Net income	—	—	—	—	3,029	—	3,029	10	3,039
Other comprehensive loss (Note 9)	—	—	—	—	—	(540)	(540)	—	(540)
Stock option activity, stock awards and other	8	—	197	—	—	—	197	—	197
Purchase of treasury shares, net of ESPP issuances	—	(2)	—	(267)	—	—	(267)	—	(267)
Common stock dividends	—	—	—	—	(729)	—	(729)	—	(729)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	2	2
Balance at June 30, 2022	1,755	(443)	$47,874	$(30,412)	$58,921	$(969)	$75,414	$322	$75,736
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

Index to Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Significant Accounting Policies

Description of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health” or the “Company”), has more than 9,000 retail locations, more than 1,100 walk-in medical clinics, 177 primary care medical clinics, a leading pharmacy benefits manager with approximately 110 million plan members and expanding specialty pharmacy solutions, and a dedicated senior pharmacy care business serving more than one million patients per year. The Company also serves an estimated 36 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is a leader in key segments of health care through its foundational businesses and is creating new sources of value by expanding into next generation care delivery and health services, with a goal of improving satisfaction levels for both providers and consumers. The Company believes its integrated health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

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

Health Services Segment
The Health Services segment provides a full range of PBM solutions, delivers health care services in its medical clinics, virtually, and in the home, and offers provider enablement solutions. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. The Health Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, the U.S. Centers for Medicare & Medicaid Services (“CMS”), plans offered on Public Exchanges and private health insurance exchanges, other sponsors of health benefit plans throughout the United States and Covered Entities.

Pharmacy & Consumer Wellness Segment
The Pharmacy & Consumer Wellness segment dispenses prescriptions in its retail pharmacies and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of June 30, 2023, the Pharmacy & Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Health and its subsidiaries have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, which were revised to conform with current year financial statement changes as described in Note 12 “Segment Reporting,” and are included in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2023 (the “May 2023 8-K”).

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

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	June 30, 2023	December 31, 2022
Cash and cash equivalents	$13,807	$12,945
Restricted cash (included in other current assets)	87	144
Restricted cash (included in other assets)	233	216
Total cash, cash equivalents and restricted cash in the statements of cash flows	$14,127	$13,305

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net at June 30, 2023 and December 31, 2022 was composed of the following:

In millions	June 30, 2023	December 31, 2022
Trade receivables	$9,949	$8,983
Vendor and manufacturer receivables	14,911	12,395
Premium receivables	2,296	2,676
Other receivables	2,607	3,449
Total accounts receivable, net (1)	$29,763	$27,503
_____________________________________________
(1)Includes accounts receivable of $217 million and $227 million which have been accounted for as assets held for sale and are included in assets held for sale on the unaudited condensed consolidated balance sheets at June 30, 2023 and December 31, 2022, respectively. See Note 2 ‘‘Acquisitions and Assets Held for Sale’’ for additional information.

The Company’s allowance for credit losses was $313 million and $333 million as of June 30, 2023 and December 31, 2022, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

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

The following is a roll forward of deferred acquisition costs for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
In millions	2023	2022
Deferred acquisition costs, beginning of the period	$1,219	$879
Capitalizations	274	279
Amortization expense	(128)	(103)
Deferred acquisition costs, end of the period	$1,365	$1,055

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

See Note 5 ‘‘Fair Value’’ and Note 7 ‘‘Other Insurance Liabilities and Separate Accounts’’ for additional information about separate accounts.

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

As of June 30, 2023, future policy benefits balances of $377 million and $4.7 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively. As of December 31, 2022, future policy benefits balances of $334 million and $4.7 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively.

See Note 7 ‘‘Other Insurance Liabilities and Separate Accounts’’ for additional information about future policy benefits.

Revenue Recognition

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source in each segment for the three and six months ended June 30, 2023 and 2022:

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended June 30, 2023
Major goods/services lines:
Pharmacy	$—	$44,706	$22,614	$—	$(12,258)	$55,062
Front Store	—	—	5,629	—	—	5,629
Premiums	25,095	—	—	13	—	25,108
Net investment income	205	—	1	68	—	274
Other	1,447	1,509	540	2	(650)	2,848
Total	$26,747	$46,215	$28,784	$83	$(12,908)	$88,921

Health Services distribution channel:
Pharmacy network (1)		$27,477
Mail & specialty (2)		17,229
Other		1,509
Total		$46,215

Three Months Ended June 30, 2022
Major goods/services lines:
Pharmacy	$—	$42,179	$20,442	$—	$(11,295)	$51,326
Front Store	—	—	5,736	—	—	5,736
Premiums	21,245	—	—	15	—	21,260
Net investment income (loss)	88	—	(18)	76	—	146
Other	1,408	759	586	19	(604)	2,168
Total	$22,741	$42,938	$26,746	$110	$(11,899)	$80,636

Health Services distribution channel:
Pharmacy network (1)		$25,896
Mail & specialty (2)		16,283
Other		759
Total		$42,938

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Six Months Ended June 30, 2023
Major goods/services lines:
Pharmacy	$—	$88,443	$44,394	$—	$(24,990)	$107,847
Front Store	—	—	11,226	—	—	11,226
Premiums	49,434	—	—	26	—	49,460
Net investment income (loss)	369	—	(2)	241	—	608
Other	2,821	2,363	1,088	4	(1,218)	5,058
Total	$52,624	$90,806	$56,706	$271	$(26,208)	$174,199

Health Services distribution channel:
Pharmacy network (1)		$55,069
Mail & specialty (2)		33,374
Other		2,363
Total		$90,806

Six Months Ended June 30, 2022
Major goods/services lines:
Pharmacy	$—	$80,975	$40,412	$—	$(22,571)	$98,816
Front Store	—	—	11,049	—	—	11,049
Premiums	42,859	—	—	32	—	42,891
Net investment income (loss)	177	—	(34)	171	—	314
Other	2,799	1,578	1,217	33	(1,235)	4,392
Total	$45,835	$82,553	$52,644	$236	$(23,806)	$157,462

Health Services distribution channel:
Pharmacy network (1)		$50,024
Mail & specialty (2)		30,951
Other		1,578
Total		$82,553
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

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	June 30, 2023	December 31, 2022
Trade receivables (included in accounts receivable, net)	$9,949	$8,983
Contract liabilities (included in accrued expenses)	161	71

During the six months ended June 30, 2023 and 2022, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. During the six months ended June 30, 2023, the contract liabilities balance also reflects the addition of contract liabilities acquired in connection with the Company’s acquisitions of Signify Health, Inc. (“Signify Health”) and Oak Street Health, Inc. (“Oak Street Health”) on March 29, 2023 and May 2, 2023, respectively. Below is a summary of such changes:

	Six Months Ended June 30,
In millions	2023	2022
Contract liabilities, beginning of the period	$71	$87
Rewards earnings and gift card issuances	165	175
Redemption and breakage	(180)	(182)
Acquired contract liabilities	104	—
Other	1	—
Contract liabilities, end of the period	$161	$80

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of $15 million and $16 million in the three months ended June 30, 2023 and 2022, respectively, and expensed fees for the use of this network of $32 million and $31 million in the six months ended June 30, 2023 and 2022, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services, LLC (“Heartland”), which operates an LTC pharmacy. Heartland paid the Company $10 million and $23 million for pharmaceutical inventory purchases during the three months ended June 30, 2023 and 2022, respectively, and $29 million and $44 million for pharmaceutical inventory purchases during the six months ended June 30, 2023 and 2022, respectively. Additionally, the Company performs certain collection functions for Heartland and then transfers those customer cash collections to Heartland. The Company’s investment in and equity in the earnings of Heartland for all periods presented is immaterial.

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

The Company adopted this accounting standard on January 1, 2023, using the modified retrospective transition method as of the earliest period presented, January 1, 2021, also referred to as the “transition date”, for changes to its liabilities for future policy benefits, deferred acquisition costs and value of business acquired intangible asset. Upon adoption, the Company recorded a transition date net adjustment to reduce accumulated other comprehensive income (loss) by $986 million ($766 million after-

tax) with a corresponding increase to its liability for future policy benefits, the majority of which is included within other insurance liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets. The transition date net adjustment was a result of updating the rate used to discount the liabilities to reflect the yield for an upper-medium grade fixed-income instrument compared to the Company’s expected investment yield under the historical guidance. The Company was not required to record an adjustment to retained earnings on the transition date. Prior period financial information has been revised to reflect the adoption of the long-duration insurance standard.

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

Impact of Long-Duration Insurance Standard Adoption on Financial Statement Line Items
As a result of applying the long-duration insurance standard using a modified retrospective method, the following adjustments were made to amounts reported in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2022:

	Impact of Change in Accounting Policy
In millions	As Reported June 30, 2022	Adjustments	Adjusted June 30, 2022
Three Months Ended
Condensed Consolidated Statement of Operations:
Operating costs:
Health care costs	$17,606	$(116)	$17,490
Operating expenses	9,171	16	9,187
Total operating costs	76,067	(100)	75,967
Operating income	4,569	100	4,669
Income before income tax provision	4,029	100	4,129
Income tax provision	1,068	22	1,090
Net income	2,961	78	3,039
Net income attributable to CVS Health	2,951	78	3,029
Net income per share attributable to CVS Health:
Basic	$2.25	$0.06	$2.31
Diluted	$2.23	$0.06	$2.29

Six Months Ended
Condensed Consolidated Statement of Operations:
Operating costs:
Health care costs	$35,557	$(144)	$35,413
Operating expenses	18,522	(11)	18,511
Total operating costs	149,403	(155)	149,248
Operating income	8,059	155	8,214
Income before income tax provision	6,975	155	7,130
Income tax provision	1,701	35	1,736
Net income	5,274	120	5,394
Net income attributable to CVS Health	5,263	120	5,383
Net income per share attributable to CVS Health:
Basic	$4.01	$0.09	$4.10
Diluted	$3.97	$0.09	$4.06

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

As a result of applying the long-duration insurance standard using a modified retrospective method, the following adjustments were made to amounts reported in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2022:

	Impact of Change in Accounting Policy
In millions	As Reported June 30, 2022	Adjustments	Adjusted June 30, 2022
Condensed Consolidated Statement of Cash Flows:
Reconciliation of net income to net cash provided by operating activities:
Net income	$5,274	$120	$5,394
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,142	(11)	2,131
Deferred income taxes and other noncash items	(281)	35	(246)
Change in operating assets and liabilities, net of effects from acquisitions:
Other assets	(325)	39	(286)
Health care costs payable and other insurance liabilities	1,467	(181)	1,286
Other liabilities	903	(2)	901

2.Acquisitions and Assets Held for Sale

Oak Street Health Acquisition

On May 2, 2023 (the “Oak Street Health Acquisition Date”), the Company acquired 100% of the outstanding shares and voting interest of Oak Street Health for cash (“Oak Street Health Acquisition”). Under the terms of the merger agreement, Oak Street Health stockholders received $39.00 per share in cash. The Company financed the transaction with borrowings of $5.0 billion from a term loan agreement entered into on May 1, 2023 as described in Note 8 ‘‘Borrowings’’ and cash on hand. Oak Street Health is a leading multi-payor, senior focused value-based primary care company. Oak Street Health is included within the Health Services segment. The Company acquired Oak Street Health to advance its value-based care strategy and broaden its platform into primary care.

The fair value of the consideration transferred on the date of acquisition consisted of the following:

In millions
Cash	$9,579
Fair value of replacement equity awards for pre-combination services (3.9 million shares) (1)	118
Effective settlement of pre-existing relationship (2)	(29)
Total consideration transferred	$9,668
_____________________________________________
(1)The fair value of the replacement equity awards issued by the Company was determined as of the Oak Street Health Acquisition Date. The fair value of the awards attributed to pre-combination services of $118 million is included in the consideration transferred and the fair value of the awards attributed to post-combination services of $165 million has been, or will be, included in the Company’s post-combination financial statements as compensation costs.
(2)The purchase price included $29 million of effectively settled liabilities the Company owed to Oak Street Health from their pre-existing relationship.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values at the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

In millions
Cash and cash equivalents	$201
Investments	168
Accounts receivable	1,143
Other current assets	46
Property and equipment	180
Operating lease right-of-use assets	316
Goodwill	7,193
Intangible assets	4,233
Other long-term assets	7
Total assets acquired	13,487
Health care costs payable	1,102
Other current liabilities	443
Operating lease liabilities (current and long-term)	378
Debt (current and long-term)	1,028
Deferred income taxes	773
Other long-term liabilities	29
Total liabilities assumed	3,753
Noncontrolling interests	66
Total consideration transferred	$9,668

The assessment of fair value is preliminary and is based on information that was available to management at the time the unaudited condensed consolidated financial statements were prepared. The most significant open items included the valuation of certain intangible assets and health care costs payable, the accounting for income taxes and the accounting for contingencies as management is awaiting additional information to complete its assessment of these matters. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of the Company’s purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material.

Goodwill
Goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the health services industry, the assembled workforce acquired, expected revenue and medical cost synergies, as well as operating efficiencies and cost savings. The preliminary valuation of goodwill was allocated to the Company’s business segments as follows:

In millions
Health Services	$6,916
Pharmacy & Consumer Wellness	156
Health Care Benefits	121
Total goodwill	$7,193

The amount of goodwill deductible for income tax purposes was not material.

Intangible Assets
The following table summarizes the preliminary fair values and weighted average useful lives for intangible assets acquired in the Oak Street Health Acquisition, each of which is subject to change as the Company finalizes its purchase accounting:

In millions, except weighted average useful life	Gross Fair Value	Weighted Average Useful Life (years)
Customer relationships (1)	$3,620	19.9
Technology	143	3.0
Trademark (definite-lived)	470	8.0
Total intangible assets	$4,233	18.0
_____________________________________________
(1) The substantial majority of the customer relationships intangible asset relates to relationships with health plan payers.

Deferred Income Taxes
The purchase price allocation includes net deferred tax liabilities of $773 million, primarily related to deferred tax liabilities established on the identifiable acquired intangible assets.

Consolidated Results of Operations
During the period from the Oak Street Health Acquisition Date through June 30, 2023, the Company’s consolidated results of operations included $507 million of revenue associated with the results of operations of Oak Street Health, while its impact on consolidated operating income was not material.

During the six months ended June 30, 2023, the Company incurred transaction costs of $77 million associated with the Oak Street Health Acquisition, which were recorded in operating expenses.

Signify Health Acquisition

On March 29, 2023 (the “Signify Health Acquisition Date”), the Company acquired 100% of the outstanding shares and voting interest of Signify Health for cash (“Signify Health Acquisition”). Under the terms of the merger agreement, Signify Health stockholders received $30.50 per share in cash. The Company financed the transaction with cash on hand, which included approximately $6 billion of proceeds from the issuance of senior unsecured notes in February 2023. Signify Health is a leader in health risk assessments, value-based care and provider enablement services. Signify Health is included within the Health Services segment. The Company acquired Signify Health to advance its health care services strategy, growth in value-based care and new product offerings for other payers.

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

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values at the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

In millions
Cash and cash equivalents	$376
Accounts receivable	190
Other current assets (including restricted cash of $28)	149
Property and equipment	25
Goodwill	5,917
Intangible assets	1,920
Other long-term assets	23
Total assets acquired	8,600
Other current liabilities	601
Debt (current and long-term)	346
Deferred income taxes	274
Other long-term liabilities	26
Total liabilities assumed	1,247
Total consideration transferred	$7,353

The assessment of fair value is preliminary and is based on information that was available to management at the time the unaudited condensed consolidated financial statements were prepared. The most significant open items included the estimation of certain contract assets and contract liabilities, the accounting for income taxes and the accounting for contingencies as management is awaiting additional information to complete its assessment of these matters. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of the Company’s purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material.

Goodwill
Goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the health services industry, the assembled workforce acquired, expected revenue and medical cost synergies, as well as operating efficiencies and cost savings. The preliminary valuation of goodwill was allocated to the Company’s business segments as follows:

In millions
Health Services	$3,414
Health Care Benefits	2,473
Pharmacy & Consumer Wellness	30
Total goodwill	$5,917

Approximately $1.7 billion of goodwill is deductible for income tax purposes.

Intangible Assets
The following table summarizes the fair values and weighted average useful lives for intangible assets acquired in the Signify Health Acquisition:

In millions, except weighted average useful life	Gross Fair Value	Weighted Average Useful Life (years)
Customer relationships	$1,810	16.7
Technology	50	3.0
Trademark (definite-lived)	60	5.0
Total intangible assets	$1,920	16.0

Deferred Income Taxes
The purchase price allocation includes net deferred tax liabilities of $274 million, primarily related to deferred tax liabilities established on the identifiable acquired intangible assets.

Consolidated Results of Operations
During the period from the Signify Health Acquisition Date through June 30, 2023, the Company’s consolidated results of operations included $267 million of revenue associated with the results of operations of Signify Health, while its impact on consolidated operating income was not material.

During the six months ended June 30, 2023, the Company incurred transaction costs of $37 million associated with the Signify Health Acquisition, which were recorded in operating expenses.

Assets Held For Sale

The Company continually evaluates its portfolio for non-strategic assets. The Company determined that its Omnicare® long-term care business (“LTC business”), which is included within the Pharmacy & Consumer Wellness segment, was no longer a strategic asset and during the third quarter of 2022 committed to a plan to sell the LTC business. During 2022, the LTC business met the criteria to be classified as held for sale and the carrying value of the LTC business was determined to be greater than its estimated fair value less costs to sell. Accordingly, the Company recorded total losses on assets held for sale of $2.5 billion during the year ended December 31, 2022. As of June 30, 2023, the net assets of the LTC business continued to meet the criteria for held-for-sale accounting and the carrying value of the LTC business reflected its estimated fair value less costs to sell. During the first quarter of 2023, a loss on assets held for sale of $349 million was recorded to write-down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflects its estimated fair value less costs to sell. The loss on assets held for sale represents the write-down of long-lived assets and was recorded in the Company’s unaudited condensed consolidated statement of operations within the Pharmacy & Consumer Wellness segment. The LTC business operating income was not material for the three and six months ended June 30, 2023 and 2022.

The LTC business met the criteria to be classified as held for sale at both June 30, 2023 and December 31, 2022, but did not meet the criteria to be classified as discontinued operations. As a result, the related assets and liabilities were included in the separate held-for-sale line items of the asset and liability sections of the unaudited condensed consolidated balance sheets. As the assets held for sale are measured at fair value on a nonrecurring basis primarily using unobservable inputs as of the measurement date, they are classified in Level 3 of the fair value hierarchy. The following table summarizes the assets and liabilities held for sale at June 30, 2023 and December 31, 2022:

In millions	June 30, 2023	December 31, 2022
Assets:
Accounts receivable, net	$217	$227
Inventories	168	188
Property and equipment, net	—	244
Deferred income taxes	206	131
Other	29	118
Total assets held for sale	$620	$908

Liabilities:
Accounts payable	$85	$86
Accrued expenses	53	71
Other	70	71
Total liabilities held for sale	$208	$228

3.Restructuring Program

During the second quarter of 2023, the Company developed an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with the development of this plan and the recently completed acquisitions of Signify Health and Oak Street Health, the Company also conducted a strategic review of its various transformation initiatives and determined that it would terminate certain initiatives, including providing clinical trials services. In connection with the restructuring plan, during the three months ended June 30, 2023, the Company recorded a $496 million pre-tax restructuring charge, comprised of $344 million of severance and employee-related costs associated with corporate workforce optimization and $152 million of asset impairment charges. The restructuring charge is reflected in the Corporate/Other segment. The severance and employee-related costs were recorded in accrued expenses and the asset impairments were recorded as a reduction of property and equipment, net, on the unaudited condensed consolidated balance sheet at June 30, 2023. There were no payments made related to the severance and employee-related costs during the three months ended June 30, 2023. The restructuring program is expected to be substantially complete by the end of 2023.

Severance and employee-related costs consist primarily of salary continuation benefits, prorated annual incentive compensation, continuation of health care benefits and outplacement services. Severance and employee-related benefits are determined pursuant to the Company’s written severance plans and are recognized when the benefits are determined to be probable of being paid and are reasonably estimable.

4.Investments

Total investments at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023			December 31, 2022
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,988	$17,915	$20,903	$2,718	$17,562	$20,280
Mortgage loans	90	1,143	1,233	55	989	1,044
Other investments	2	3,056	3,058	5	2,562	2,567
Total investments (1)	$3,080	$22,114	$25,194	$2,778	$21,113	$23,891
_____________________________________________
(1)Includes long-term investments of $17 million which have been accounted for as assets held for sale and are included in assets held for sale on the unaudited condensed consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions and Assets Held for Sale’’ for additional information.

Debt Securities

Debt securities available for sale at June 30, 2023 and December 31, 2022 were as follows:

In millions	Gross Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Debt securities:
U.S. government securities	$2,066	$—	$2,066	$1	$(159)	$1,908
States, municipalities and political subdivisions	2,391	—	2,391	10	(91)	2,310
U.S. corporate securities	10,061	—	10,061	32	(703)	9,390
Foreign securities	2,761	(1)	2,760	17	(192)	2,585
Residential mortgage-backed securities	863	—	863	1	(79)	785
Commercial mortgage-backed securities	1,137	—	1,137	1	(140)	998
Other asset-backed securities	2,969	—	2,969	7	(68)	2,908
Redeemable preferred securities	20	—	20	—	(1)	19
Total debt securities (1)	$22,268	$(1)	$22,267	$69	$(1,433)	$20,903

December 31, 2022
Debt securities:
U.S. government securities	$2,074	$—	$2,074	$—	$(182)	$1,892
States, municipalities and political subdivisions	2,393	—	2,393	8	(129)	2,272
U.S. corporate securities	9,838	(3)	9,835	26	(903)	8,958
Foreign securities	2,780	(1)	2,779	15	(244)	2,550
Residential mortgage-backed securities	845	—	845	1	(89)	757
Commercial mortgage-backed securities	1,172	—	1,172	1	(155)	1,018
Other asset-backed securities	2,940	—	2,940	6	(136)	2,810
Redeemable preferred securities	25	—	25	—	(2)	23
Total debt securities (1)	$22,067	$(4)	$22,063	$57	$(1,840)	$20,280
_____________________________________________
(1)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At June 30, 2023, debt securities with a fair value of $600 million, gross unrealized capital gains of $4 million and gross unrealized capital losses of $44 million and at December 31, 2022, debt securities with a fair value of $609 million, gross unrealized capital gains of $3 million and gross unrealized capital losses of $59 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive loss.

The net amortized cost and fair value of debt securities at June 30, 2023 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,304	$1,288
One year through five years	7,318	6,942
After five years through ten years	4,408	4,078
Greater than ten years	4,268	3,904
Residential mortgage-backed securities	863	785
Commercial mortgage-backed securities	1,137	998
Other asset-backed securities	2,969	2,908
Total	$22,267	$20,903

Summarized below are the debt securities the Company held at June 30, 2023 and December 31, 2022 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
June 30, 2023
Debt securities:
U.S. government securities	174	$476	$19	346	$1,144	$140	520	$1,620	$159
States, municipalities and political subdivisions	440	816	12	610	913	79	1,050	1,729	91
U.S. corporate securities	2,697	3,438	125	3,647	4,633	578	6,344	8,071	703
Foreign securities	566	854	24	954	1,356	168	1,520	2,210	192
Residential mortgage-backed securities	321	403	18	218	336	61	539	739	79
Commercial mortgage-backed securities	126	311	15	328	619	125	454	930	140
Other asset-backed securities	466	1,174	16	669	1,168	52	1,135	2,342	68
Redeemable preferred securities	2	3	—	6	14	1	8	17	1
Total debt securities	4,792	$7,475	$229	6,778	$10,183	$1,204	11,570	$17,658	$1,433

December 31, 2022
Debt securities:
U.S. government securities	519	$1,620	$164	35	$191	$18	554	$1,811	$182
States, municipalities and political subdivisions	859	1,370	95	196	322	34	1,055	1,692	129
U.S. corporate securities	5,193	6,537	622	1,479	1,822	281	6,672	8,359	903
Foreign securities	1,168	1,715	147	403	592	97	1,571	2,307	244
Residential mortgage-backed securities	452	464	39	91	257	50	543	721	89
Commercial mortgage-backed securities	288	611	69	187	381	86	475	992	155
Other asset-backed securities	1,008	1,893	88	391	694	48	1,399	2,587	136
Redeemable preferred securities	13	18	2	2	5	—	15	23	2
Total debt securities	9,500	$14,228	$1,226	2,784	$4,264	$614	12,284	$18,492	$1,840

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at June 30, 2023 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of June 30, 2023, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at June 30, 2023 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$17	$—	$1,074	$16	$1,091	$16
One year through five years	146	5	5,982	381	6,128	386
After five years through ten years	121	13	3,194	335	3,315	348
Greater than ten years	186	22	2,927	374	3,113	396
Residential mortgage-backed securities	11	1	728	78	739	79
Commercial mortgage-backed securities	19	2	911	138	930	140
Other asset-backed securities	19	1	2,323	67	2,342	68
Total	$519	$44	$17,139	$1,389	$17,658	$1,433

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the three and six months ended June 30, 2023 and 2022, the Company had the following activity in its mortgage loan portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
New mortgage loans	$168	$121	$223	$180
Mortgage loans fully repaid	3	39	17	74
Mortgage loans foreclosed	—	—	—	—

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

Based on the Company’s assessments at June 30, 2023 and December 31, 2022, the amortized cost basis of the Company's mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2023	2022	2021	2020	2019	Prior	Total
June 30, 2023
1	$—	$—	$—	$—	$—	$13	$13
2 to 4	194	339	258	36	11	376	1,214
5 and 6	—	—	—	—	—	6	6
7	—	—	—	—	—	—	—
Total	$194	$339	$258	$36	$11	$395	$1,233

December 31, 2022
1		$—	$—	$—	$—	$15	$15
2 to 4		326	247	36	11	402	1,022
5 and 6		—	—	—	—	7	7
7		—	—	—	—	—	—
Total		$326	$247	$36	$11	$424	$1,044

Net Investment Income

Sources of net investment income for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Debt securities	$204	$172	$395	$336
Mortgage loans	14	13	27	24
Other investments	165	68	410	145
Gross investment income	383	253	832	505
Investment expenses	(11)	(9)	(21)	(18)
Net investment income (excluding net realized capital losses)	372	244	811	487
Net realized capital losses (1)	(98)	(98)	(203)	(173)
Net investment income (2)	$274	$146	$608	$314
_____________________________________________
(1)Net realized capital losses include yield-related impairment losses on debt securities of $37 million and are net of the reversal of previously recorded credit-related impairment losses on debt securities of $2 million in the three months ended June 30, 2023. Net realized capital losses include yield-related impairment losses on debt securities of $61 million and are net of the reversal of previously recorded credit-related impairment losses on debt securities of $3 million in the six months ended June 30, 2023. Net realized capital losses include yield-related impairment losses on debt securities of $30 million and are net of the reversal of previously recorded credit-related impairment losses on debt securities of $22 million in the three months ended June 30, 2022. Net realized capital losses include yield-related and credit-related impairment losses on debt securities of $48 million and $16 million, respectively, in the six months ended June 30, 2022.
(2)Net investment income includes $9 million and $17 million for the three and six months ended June 30, 2023, respectively, and $9 million and $18 million for the three and six months ended June 30, 2022, respectively, related to investments supporting experience-rated products.

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Proceeds from sales	$991	$1,052	$2,332	$2,963
Gross realized capital gains	2	3	5	17
Gross realized capital losses	73	72	184	107

5.Fair Value

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

For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 “Fair Value” in Exhibit 99.1 to the May 2023 8-K.

There were no financial liabilities measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at June 30, 2023 or December 31, 2022. Financial assets measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at June 30, 2023 and December 31, 2022 were as follows:

In millions	Level 1	Level 2	Level 3	Total
June 30, 2023
Cash and cash equivalents (1)	$4,326	$9,488	$—	$13,814
Debt securities:
U.S. government securities	1,866	42	—	1,908
States, municipalities and political subdivisions	—	2,310	—	2,310
U.S. corporate securities	—	9,360	30	9,390
Foreign securities	—	2,577	8	2,585
Residential mortgage-backed securities	—	785	—	785
Commercial mortgage-backed securities	—	998	—	998
Other asset-backed securities	—	2,908	—	2,908
Redeemable preferred securities	—	19	—	19
Total debt securities	1,866	18,999	38	20,903
Equity securities	193	—	65	258
Total	$6,385	$28,487	$103	$34,975

December 31, 2022
Cash and cash equivalents (1)	$6,902	$6,049	$—	$12,951
Debt securities:
U.S. government securities	1,860	32	—	1,892
States, municipalities and political subdivisions	—	2,272	—	2,272
U.S. corporate securities	—	8,897	61	8,958
Foreign securities	—	2,542	8	2,550
Residential mortgage-backed securities	—	757	—	757
Commercial mortgage-backed securities	—	1,018	—	1,018
Other asset-backed securities	—	2,810	—	2,810
Redeemable preferred securities	—	23	—	23
Total debt securities	1,860	18,351	69	20,280
Equity securities	116	—	60	176
Total	$8,878	$24,400	$129	$33,407
_____________________________________________
(1)Includes cash and cash equivalents of $7 million and $6 million which have been accounted for as assets held for sale and are included in assets held for sale on the unaudited condensed consolidated balance sheets at June 30, 2023 and December 31, 2022, respectively. See Note 2 ‘‘Acquisitions and Assets Held for Sale’’ for additional information.

During the three and six months ended June 30, 2023, there were $13 million and $42 million, respectively, of transfers out of Level 3. During the three and six months ended June 30, 2022, there were $26 million and $29 million, respectively, of transfers out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the unaudited condensed consolidated balance sheets at adjusted cost or contract value at June 30, 2023 and December 31, 2022 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
June 30, 2023
Assets:
Mortgage loans	$1,233	$—	$—	$1,176	$1,176
Equity securities (1)	499	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	1	—	—	1	1
Without a fixed maturity	321	—	—	287	287
Long-term debt (2)	62,824	58,476	—	—	58,476

December 31, 2022
Assets:
Mortgage loans	$1,044	$—	$—	$978	$978
Equity securities (1)	411	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	3	—	—	3	3
Without a fixed maturity	332	—	—	305	305
Long-term debt (2)	52,257	47,653	—	—	47,653
_____________________________________________
(1)It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.
(2)Includes long-term debt of $3 million which has been accounted for as liabilities held for sale and is included in liabilities held for sale on the unaudited condensed consolidated balance sheets at both June 30, 2023 and December 31, 2022. See Note 2 ‘‘Acquisitions and Assets Held for Sale’’ for additional information.

Separate Accounts assets relate to the Company’s large case pensions products which represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023				December 31, 2022
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$153	$—	$154	$2	$154	$—	$156
Debt securities	709	1,958	—	2,667	712	1,965	—	2,677
Common/collective trusts	—	420	—	420	—	480	—	480
Total (1)	$710	$2,531	$—	$3,241	$714	$2,599	$—	$3,313
_____________________________________________
(1)Excludes $26 million of other receivables and $85 million of other payables at June 30, 2023 and December 31, 2022, respectively.

6.Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
In millions	2023	2022
Health care costs payable, beginning of the period	$10,142	$8,678
Less: Reinsurance recoverables	5	8
Less: Impact of discount rate on long-duration insurance reserves (1)	8	—
Health care costs payable, beginning of the period, net	10,129	8,670
Acquisitions, net	1,102	—
Add: Components of incurred health care costs
Current year	42,705	35,884
Prior years	(619)	(666)
Total incurred health care costs (2)	42,086	35,218
Less: Claims paid
Current year	32,502	26,971
Prior years	8,800	6,732
Total claims paid	41,302	33,703
Add: Premium deficiency reserve	—	5
Health care costs payable, end of the period, net	12,015	10,190
Add: Reinsurance recoverables	5	4
Add: Impact of discount rate on long-duration insurance reserves (1)	(22)	8
Health care costs payable, end of the period	$11,998	$10,202
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
(2)Total incurred health care costs for the six months ended June 30, 2023 and 2022 in the table above exclude $42 million and $41 million, respectively, of health care costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets and $102 million and $149 million, respectively, of health care costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets. The incurred health care costs for the six months ended June 30, 2022 also exclude $5 million for a premium deficiency reserve related to the Company’s Medicaid products.

The Company’s estimates of prior years’ health care costs payable decreased by $619 million and $666 million, respectively, in the six months ended June 30, 2023 and 2022, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At June 30, 2023, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $8.7 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims at June 30, 2023 related to the current year.

7.Other Insurance Liabilities and Separate Accounts

Future Policy Benefits

The following tables show the components of the change in the liability for future policy benefits, which is included in other insurance liabilities and other long-term insurance liabilities on the unaudited condensed consolidated balance sheets, during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
In millions	Large Case Pensions	Long-Term Care
Present value of expected net premiums (1)
Liability for future policy benefits, beginning of period - current discount rate		$300

Beginning liability for future policy benefits at original (locked-in) discount rate		$302
Effect of changes in cash flow assumptions		—
Effect of actual variances from expected experience		5
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate		307
Interest accrual (using locked-in discount rate)		8
Net premiums (actual)		(20)
Ending liability for future policy benefits at original (locked-in) discount rate		295
Effect of changes in discount rate assumptions		(1)
Liability for future policy benefits, end of period - current discount rate		$294

Present value of expected future policy benefits
Liability for future policy benefits, beginning of period - current discount rate	$2,253	$1,566

Beginning liability for future policy benefits at original (locked-in) discount rate	$2,425	$1,613
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	—	—
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate	2,425	1,613
Issuances	7	—
Interest accrual (using locked-in discount rate)	50	40
Benefit payments (actual)	(143)	(35)
Ending liability for future policy benefits at original (locked-in) discount rate	2,339	1,618
Effect of changes in discount rate assumptions	(154)	(22)
Liability for future policy benefits, end of period - current discount rate	$2,185	$1,596

Net liability for future policy benefits	$2,185	$1,302
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, net of reinsurance recoverable	$2,185	$1,302
_____________________________________________
(1)The present value of expected net premiums is equivalent to the present value of expected gross premiums for the long-term care insurance contracts as net premiums are set equal to gross premiums.

	Six Months Ended June 30, 2022
In millions	Large Case Pensions	Long-Term Care
Present value of expected net premiums (1)
Liability for future policy benefits, beginning of the period - current discount rate		$389

Beginning liability for future policy benefits at original (locked-in) discount rate		$323
Effect of changes in cash flow assumptions		(14)
Effect of actual variances from expected experience		10
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate		319
Interest accrual (using locked-in discount rate)		8
Net premiums (actual)		(20)
Ending liability for future policy benefits at original (locked-in) discount rate		307
Effect of changes in discount rate assumptions		13
Liability for future policy benefits, end of the period - current discount rate		$320

Present value of expected future policy benefits
Liability for future policy benefits, beginning of the period - current discount rate	$3,034	$1,991

Beginning liability for future policy benefits at original (locked-in) discount rate	$2,650	$1,480
Effect of changes in cash flow assumptions	—	98
Effect of actual variances from expected experience	(10)	13
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate	2,640	1,591
Issuances	4	—
Interest accrual (using locked-in discount rate)	54	40
Benefit payments (actual)	(148)	(32)
Ending liability for future policy benefits at original (locked-in) discount rate	2,550	1,599
Effect of changes in discount rate assumptions	(54)	82
Liability for future policy benefits, end of the period - current discount rate	$2,496	$1,681

Net liability for future policy benefits	$2,496	$1,361
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, net of reinsurance recoverable	$2,496	$1,361
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

The amount of undiscounted expected gross premiums and expected future benefit payments for long-duration insurance liabilities as of June 30, 2023 and 2022 were as follows:

In millions	June 30, 2023	June 30, 2022
Large case pensions
Expected future benefit payments	$3,398	$3,732
Expected gross premiums	—	—

Long-term care
Expected future benefit payments	$3,238	$3,278
Expected gross premiums	425	445

The weighted-average interest rate used in the measurement of the long-duration insurance liabilities as of June 30, 2023 and 2022 were as follows:

	June 30, 2023	June 30, 2022
Large case pensions
Interest accretion rate	4.20%	4.20%
Current discount rate	5.17%	4.50%

Long-term care
Interest accretion rate	5.11%	5.11%
Current discount rate	5.24%	4.70%

The weighted-average durations (in years) of the long-duration insurance liabilities as of June 30, 2023 and 2022 were as follows:

	June 30, 2023	June 30, 2022
Large case pensions	7.4	7.5
Long-term care	12.4	12.9

Policyholders’ Funds

The following table shows the components of the change in policyholders’ funds related to long-duration insurance contracts, which are included in policyholders’ funds and other long-term liabilities on the unaudited condensed consolidated balance sheets, during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
In millions, except weighted average crediting rate	2023	2022
Policyholders’ funds, beginning of the period	$345	$522
Deposits received	(1)	8
Policy charges	(1)	(1)
Surrenders and withdrawals	(20)	(19)
Interest credited	5	7
Change in net unrealized gains (losses)	16	(126)
Other	(14)	(14)
Policyholders’ funds, end of the period	$330	$377

Weighted average crediting rate	4.55%	4.85%

Net amount at risk	$—	$—

Cash surrender value	$323	$339

Separate Accounts

The following table shows the fair value of assets, by major investment category, supporting Separate Accounts as of June 30, 2023 and December 31, 2022:

In millions	June 30, 2023	December 31, 2022
Cash and cash equivalents	$154	$156
Debt securities:
U.S. government securities	712	717
States, municipalities and political subdivisions	28	27
U.S. corporate securities	1,664	1,667
Foreign securities	203	201
Residential mortgage-backed securities	36	41
Commercial mortgage-backed securities	6	6
Other asset-backed securities	18	18
Total debt securities	2,667	2,677
Common/collective trusts	420	480
Total (1)	$3,241	$3,313
_____________________________________________
(1)Excludes $26 million of other receivables and $85 million of other payables at June 30, 2023 and December 31, 2022, respectively.

The following table shows the components of the change in Separate Accounts liabilities during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
In millions	2023	2022
Separate Accounts liability, beginning of the period	$3,228	$5,087
Premiums and deposits	457	426
Surrenders and withdrawals	(6)	(4)
Benefit payments	(495)	(464)
Investment earnings	88	(910)
Net transfers from general account	2	8
Other	(7)	(3)
Separate Accounts liability, end of the period	$3,267	$4,140

Cash surrender value, end of the period	$2,152	$2,827

The Company did not recognize any gains or losses on assets transferred to Separate Accounts during the six months ended June 30, 2023 and 2022.

8.Borrowings

The following table is a summary of the Company’s borrowings at June 30, 2023 and December 31, 2022:

In millions	June 30, 2023	December 31, 2022
Short-term debt
Commercial paper	$1,000	$—
Long-term debt
2.8% senior notes due June 2023	—	1,300
4% senior notes due December 2023	414	414
3.375% senior notes due August 2024	650	650
2.625% senior notes due August 2024	1,000	1,000
3.5% senior notes due November 2024	750	750
5% senior notes due December 2024 (1)	299	299
4.1% senior notes due March 2025	950	950
3.875% senior notes due July 2025	2,828	2,828
5% senior notes due February 2026	1,500	—
0% convertible senior notes due March 2026	920	—
2.875% senior notes due June 2026	1,750	1,750
3% senior notes due August 2026	750	750
3.625% senior notes due April 2027	750	750
6.25% senior notes due June 2027	372	372
1.3% senior notes due August 2027	2,250	2,250
4.3% senior notes due March 2028	5,000	5,000
5% senior notes due January 2029	1,000	—
3.25% senior notes due August 2029	1,750	1,750
5.125% senior notes due February 2030	1,500	—
3.75% senior notes due April 2030	1,500	1,500
1.75% senior notes due August 2030	1,250	1,250
5.25% senior notes due January 2031	750	—
1.875% senior notes due February 2031	1,250	1,250
2.125% senior notes due September 2031	1,000	1,000
5.25% senior notes due February 2033	1,750	—
5.3% senior notes due June 2033	1,250	—
4.875% senior notes due July 2035	652	652
6.625% senior notes due June 2036	771	771
6.75% senior notes due December 2037	533	533
4.78% senior notes due March 2038	5,000	5,000
6.125% senior notes due September 2039	447	447
4.125% senior notes due April 2040	1,000	1,000
2.7% senior notes due August 2040	1,250	1,250
5.75% senior notes due May 2041	133	133
4.5% senior notes due May 2042	500	500
4.125% senior notes due November 2042	500	500
5.3% senior notes due December 2043	750	750
4.75% senior notes due March 2044	375	375
5.125% senior notes due July 2045	3,500	3,500
3.875% senior notes due August 2047	1,000	1,000
5.05% senior notes due March 2048	8,000	8,000
4.25% senior notes due April 2050	750	750

5.625% senior notes due February 2053	1,250	—
5.875% senior notes due June 2053	1,250	—
6% senior notes due June 2063	750	—
Finance lease liabilities	1,499	1,465
Other	312	314
Total debt principal	64,405	52,753
Debt premiums	194	200
Debt discounts and deferred financing costs	(775)	(696)
	63,824	52,257
Less:
Short-term debt (commercial paper)	(1,000)	—
Current portion of long-term debt	(1,402)	(1,778)
Long-term debt (1)	$61,422	$50,479
_____________________________________________________________________________________________________________________________
(1)Includes long-term debt of $3 million which has been accounted for as liabilities held for sale and is included in liabilities held for sale on the unaudited condensed consolidated balance sheets at both June 30, 2023 and December 31, 2022. See Note 2 ‘‘Acquisitions and Assets Held for Sale’’ for additional information.

Short-term Borrowings

Commercial Paper
The Company had $1.0 billion of commercial paper outstanding at a weighted average interest rate of 5.56% as of June 30, 2023.

Term Loan Agreement
On May 1, 2023, the Company entered into a 364-day $5.0 billion term loan agreement. The term loan agreement allows for borrowings at various rates that are dependent, in part, on the Company’s debt ratings. On May 2, 2023, the Company borrowed $5.0 billion at an interest rate of approximately 6.2% under the term loan agreement to fund a portion of the Oak Street Health acquisition purchase price. On June 2, 2023, the Company repaid the outstanding balance under the term loan agreement.

Long-term Borrowings

2023 Notes
On June 2, 2023, the Company issued $1.0 billion aggregate principal amount of 5.0% senior notes due January 2029, $750 million aggregate principal amount of 5.25% senior notes due January 2031, $1.25 billion aggregate principal amount of 5.3% senior notes due June 2033, $1.25 billion aggregate principal amount of 5.875% senior notes due June 2053 and $750 million aggregate principal amount of 6.0% senior notes due June 2063 for total proceeds of approximately $4.9 billion, net of discounts and underwriting fees. The net proceeds of these offerings were used, along with cash on hand, to repay the outstanding balance under the term loan agreement described above.

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

Oak Street Health Convertible Notes
Prior to the Oak Street Health Acquisition, Oak Street Health held 0% convertible senior notes with an aggregate principal amount of $920 million (the “Convertible Notes”), which were assumed by the Company in connection with the Oak Street Health Acquisition. The Oak Street Health Acquisition constituted a fundamental change in the Convertible Notes giving the holders the right to require the Company to repurchase the Convertible Notes. The repurchase price was an amount in cash equal to 100% of the principal amount of the Convertible Notes. On May 31, 2023, the Company issued a notice of repurchase to the holders of the Convertible Notes. In connection with this notice, $917 million of the Convertible Notes were submitted for repurchase and settled on July 21, 2023, with $3 million remaining outstanding.

9.Shareholders’ Equity

Share Repurchases

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of June 30, 2023
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	4.5

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

During the six months ended June 30, 2023 and 2022, the Company repurchased an aggregate of 22.8 million shares of common stock for approximately $2.0 billion and an aggregate of 19.1 million shares of common stock for approximately $2.0 billion, respectively, both pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below.

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

Dividends

The quarterly cash dividend declared by the Board was $0.605 and $0.55 per share in the three months ended June 30, 2023 and 2022, respectively. Cash dividends declared by the Board were $1.21 and $1.10 per share in the six months ended June 30, 2023 and 2022, respectively. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

10.Other Comprehensive Income (Loss)
Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Net unrealized investment gains (losses):
Beginning of period balance	$(1,049)	$(334)	$(1,519)	$778
Adoption of new accounting standard ($0, $0, $0, $26 pretax) (1)	—	—	—	20
Other comprehensive income (loss) before reclassifications ($(175), $(1,172), $165, $(2,547) pretax)	(174)	(920)	165	(2,127)
Amounts reclassified from accumulated other comprehensive income (loss) ($110, $77, $241, $154 pretax) (2)	110	55	241	130
Other comprehensive income (loss)	(64)	(865)	406	(1,997)
End of period balance	(1,113)	(1,199)	(1,113)	(1,199)

Change in discount rate on long-duration insurance reserves:
Beginning of period balance	145	(282)	219	—
Adoption of new accounting standard ($0, $0, $0, $(838) pretax) (1)	—	—	—	(651)
Other comprehensive income (loss) before reclassifications ($78, $399, $(23), $874 pretax)	60	310	(14)	679
Other comprehensive income (loss)	60	310	(14)	679
End of period balance	205	28	205	28

Foreign currency translation adjustments:
Beginning of period balance	(1)	3	—	—
Other comprehensive income (loss) before reclassifications	2	(1)	—	2
Other comprehensive income (loss)	2	(1)	1	2
End of period balance	1	2	1	2

Net cash flow hedges:
Beginning of period balance	233	219	239	222
Other comprehensive income (loss) before reclassifications ($3, $24, $(3), $24 pretax )	2	18	(2)	18
Amounts reclassified from accumulated other comprehensive income ($23, $(4), $20, $(8) pretax) (3)	17	(3)	15	(6)
Other comprehensive income	19	15	13	12
End of period balance	252	234	252	234

Pension and other postretirement benefits:
Beginning of period balance	(203)	(35)	(203)	(35)
Amounts reclassified from accumulated other comprehensive loss ($0, $1, $0, $1 pretax) (4)	—	1	—	1
Other comprehensive income	—	1	—	1
End of period balance	(203)	(34)	(203)	(34)

Total beginning of period accumulated other comprehensive income (loss)	(875)	(429)	(1,264)	965
Adoption of new accounting standard (1)	—	—	—	(631)
Total other comprehensive income (loss)	17	(540)	406	(1,303)
Total end of period accumulated other comprehensive loss	$(858)	$(969)	$(858)	$(969)

_____________________________________________
(1)Reflects the adoption of ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (Topic 944) during the six months ended June 30, 2023. See Note 1 ‘‘Significant Accounting Policies’’ for additional information.
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

11.Earnings Per Share

Earnings per share is computed using the treasury stock method. Stock options and stock appreciation rights to purchase 9 million and 6 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2023, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, stock options and stock appreciation rights to purchase 4 million and 3 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2022, respectively.

The following is a reconciliation of basic and diluted earnings per share for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2023	2022	2023	2022
Numerator for earnings per share calculation:
Net income attributable to CVS Health	$1,901	$3,029	$4,037	$5,383

Denominator for earnings per share calculation:
Weighted average shares, basic	1,283	1,313	1,283	1,312
Restricted stock units and performance stock units	2	4	4	8
Stock options and stock appreciation rights	2	4	2	5
Weighted average shares, diluted	1,287	1,321	1,289	1,325

Earnings per share:
Basic	$1.48	$2.31	$3.15	$4.10
Diluted	$1.48	$2.29	$3.13	$4.06

12.Commitments and Contingencies

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations. As of June 30, 2023, the Company guaranteed 64 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2034.

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

Controlled Substances Litigation, Audits and Subpoenas

In December 2022, the Company agreed to a formal settlement agreement, the financial amounts of which were agreed to in principle in October 2022, with a leadership group of a number of state Attorneys General and the Plaintiffs’ Executive Committee. Upon finalization, the agreement resolves substantially all opioid claims against Company entities by participating states and political subdivisions but not private plaintiffs, alleging claims beginning as far back as the early 2000s generally concerning the impacts of widespread prescription opioid abuse. The maximum amount payable by the Company under the settlement is approximately $4.3 billion in opioid remediation and $625 million in attorneys’ fees and costs and additional remediation. The amounts are payable over 10 years, beginning in 2023. The agreement also contains injunctive terms relating to the dispensing of opioid medications. The settlement agreement is available at nationalopioidsettlement.com.

Upon reaching an agreement in principle in October 2022, the Company concluded that settlement of opioid claims by governmental entities and tribes was probable, and the loss related thereto could be reasonably estimated. As a result of that conclusion, and its assessment of certain other opioid-related claims including those for which the Company reached agreement in August and September 2022, the Company recorded pre-tax charges of $5.3 billion during the year ended December 31, 2022. Settlement accruals expected to be paid within twelve months from the balance sheet date are classified as accrued expenses on the unaudited condensed consolidated balance sheets and settlement accruals expected to be paid greater than twelve months from the balance sheet date are classified as other long-term liabilities on the unaudited condensed consolidated balance sheets.

In June 2023, the Company elected to move forward with a final settlement agreement, the financial amounts of which were agreed to in principle in October 2022, to resolve claims brought by participating states and political subdivisions such as counties, cities, and towns, but not by private plaintiffs, alleging claims beginning as far back as the early 2000s generally concerning the impacts of widespread prescription opioid abuse. The agreement became effective in June 2023.

Forty-five states, the District of Columbia, and all eligible United States territories are participating in the settlement. A high percentage of eligible subdivisions within the participating states also have elected to join the settlement. The Company has separately entered into settlement agreements with four states – Florida, West Virginia, New Mexico, and Nevada – and a high percentage of eligible subdivisions within those states also have elected to participate.

The final settlement agreement contains certain contingencies related to payment obligations. Because these contingencies are inherently unpredictable, the assessment requires judgments about future events. The amount of ultimate loss may differ from the amount accrued by the Company.

The State of Maryland has not elected to participate in the settlement. Subdivisions within the State of Maryland thus may not participate in the settlement. The State of Maryland has issued a civil subpoena for information from the Company.

In December 2022, the Company also agreed to a formal settlement agreement with a leadership group representing tribes throughout the United States. The agreement resolves substantially all opioid claims against Company entities by such tribes. The maximum amount payable by the Company under the settlement is $113 million in opioid remediation and $16 million in attorneys’ fees and costs, payable over 10 years. The Company also entered into a separate settlement with the Cherokee Nation.

These settlements resolve a majority of the cases against the Company that had been pending in the consolidated multidistrict litigation captioned In re National Prescription Opiate Litigation (MDL No. 2804) pending in the U.S. District Court for the Northern District of Ohio. However, certain opioid-related cases against the Company remain pending in the multidistrict litigation and in various state courts, including those brought by non-participating subdivisions and private parties such as hospitals and third-party payors. The Company continues to defend those cases.

In November 2021, the Company was among the chain pharmacies found liable by a jury in a trial in federal court in Ohio; in August 2022, the court issued a judgment jointly against the three defendants in the amount of $651 million to be paid over 15 years and also ordered certain injunctive relief. The Company is appealing the judgment and has not accrued a liability for this matter.

Because of the many uncertainties associated with any settlement arrangement or other resolution of opioid-related litigation matters, and because the Company continues to actively defend ongoing litigation for which it believes it has defenses and assertions that have merit, the Company is not able to reasonably estimate the range of ultimate possible loss for all opioid-related litigation matters at this time. The outcome of these legal matters could have a material effect on the Company’s business, financial condition, operating results and/or cash flows.

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

In November 2021, prior to its acquisition by the Company, Oak Street Health received a CID from the DOJ in connection with an investigation of possible false claims submitted to Medicare related to Oak Street Health’s relationships with third-party marketing agents and Oak Street Health’s provision of free transportation to federal health care beneficiaries. The Company has been cooperating with the government and has provided documents and information in response to the CID.

In January 2022, the U.S. Attorney’s Office for the District of Massachusetts issued a subpoena to Aetna Life Insurance Company seeking, among other things, information in connection with its relationship with certain brokers, and the Company may receive similar inquiries in the future. The Company is cooperating with the subpoena.

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

Beginning in December 2021, the Company has received three demands for inspection of books and records pursuant to Delaware Corporation Law Section 220, as well as a derivative complaint (Vladimir Gusinsky Revocable Trust v. Lynch, et al.) that was filed in January 2023. The demands and the complaint purport to be related to potential breaches of fiduciary duties by the Board in relation to certain matters concerning opioids. The Company and its current and former officers and directors are defending themselves against these matters.

In January 2022, a shareholder class action complaint was filed in the Northern District of Illinois, Allison v. Oak Street Health, Inc., et al. Defendants include Oak Street Health and certain of its pre-acquisition officers and directors. The putative plaintiffs assert causes of action under various securities laws premised on allegations that defendants made omissions and misrepresentations to investors relating to marketing conduct they allege may violate the False Claims Act. The Company and the individual defendants are defending themselves against these claims.

Other Legal and Regulatory Proceedings

The Company is also a party to other legal proceedings and is subject to government investigations, inquiries and audits and has received and is cooperating with the government in response to CIDs, subpoenas, or similar process from various governmental agencies requesting information. These other legal proceedings and government actions include claims of or relating to bad faith, medical or professional malpractice, breach of fiduciary duty, claims processing, dispensing of medications, non-compliance with state and federal regulatory regimes, marketing misconduct, denial of or failure to timely or appropriately pay or administer claims and benefits, provider network structure (including the use of performance-based networks and termination of provider contracts), rescission of insurance coverage, improper disclosure or use of personal information, anticompetitive practices, general contractual matters, product liability, intellectual property litigation, discrimination and employment litigation. Some of these other legal proceedings are or are purported to be class actions or derivative claims. The Company is defending itself against the claims brought in these matters.

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

13.Segment Reporting

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

Segment financial information for the three and six months ended June 30, 2022 has been revised to conform with current period presentation for the following items:
•The realignment of the Company’s segments to correspond with changes made to its operating model as described in Note 1 “Significant Accounting Policies,” including the discontinuance of the former Maintenance Choice segment reporting practice as described in Note (1) of the table included on the next page.
•The impact of the adoption of the long-duration insurance accounting standard, which the Company adopted on January 1, 2023 using a modified retrospective transition method, as described in Note 1 “Significant Accounting Policies.”
•The exclusion of the impact of net realized capital gains or losses from adjusted operating income, as described above.

The impact of these items on segment financial information for the three and six months ended June 30, 2022 is reflected in the “Adjustments” lines of the table included on the next page.

	Three Months Ended June 30, 2022
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (1)	Consolidated Totals
Total revenues, as previously reported	$22,756	$42,812	$26,286	$110	$(11,328)	$80,636
Adjustments	(15)	126	460	—	(571)	—
Total revenues, as adjusted	$22,741	$42,938	$26,746	$110	$(11,899)	$80,636

Adjusted operating income (loss), as previously reported	$1,831	$1,855	$1,862	$(555)	$(183)	$4,810
Adjustments	92	(25)	(152)	94	183	192
Adjusted operating income (loss), as adjusted	$1,923	$1,830	$1,710	$(461)	$—	$5,002

	Six Months Ended June 30, 2022
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (1)	Consolidated Totals
Total revenues, as previously reported	$45,865	$82,273	$51,704	$236	$(22,616)	$157,462
Adjustments	(30)	280	940	—	(1,190)	—
Total revenues, as adjusted	$45,835	$82,553	$52,644	$236	$(23,806)	$157,462

Adjusted operating income (loss), as previously reported	$3,582	$3,491	$3,467	$(860)	$(387)	$9,293
Adjustments	202	(190)	(184)	101	387	316
Adjusted operating income (loss), as adjusted	$3,784	$3,301	$3,283	$(759)	$—	$9,609
_____________________________________________
(1)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Health Services segment, and/or the Pharmacy & Consumer Wellness segment. Prior to January 1, 2023, intersegment adjusted operating income eliminations occurred when members of the Health Services segment’s clients enrolled in Maintenance Choice elected to pick up maintenance prescriptions at one of the Company’s retail pharmacies instead of receiving them through the mail. When this occurred, both the Health Services and Pharmacy & Consumer Wellness segments recorded the adjusted operating income on a stand-alone basis. Effective January 1, 2023, the adjusted operating income associated with such transactions is reported only in the Pharmacy & Consumer Wellness segment, therefore no adjusted operating income elimination is required. Prior period financial information has been recast to conform with current period presentation.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
June 30, 2023
Revenues from external customers	$26,521	$43,032	$19,079	$15	$—	$88,647
Intersegment revenues	21	3,183	9,704	—	(12,908)	—
Net investment income	205	—	1	68	—	274
Total revenues	26,747	46,215	28,784	83	(12,908)	88,921
Adjusted operating income (loss)	1,541	1,894	1,413	(367)	—	4,481

June 30, 2022
Revenues from external customers	$22,633	$39,946	$17,877	$34	$—	$80,490
Intersegment revenues	20	2,992	8,887	—	(11,899)	—
Net investment income (loss)	88	—	(18)	76	—	146
Total revenues	22,741	42,938	26,746	110	(11,899)	80,636
Adjusted operating income (loss)	1,923	1,830	1,710	(461)	—	5,002

Six Months Ended
June 30, 2023
Revenues from external customers	$52,213	$83,843	$37,505	$30	$—	$173,591
Intersegment revenues	42	6,963	19,203	—	(26,208)	—
Net investment income (loss)	369	—	(2)	241	—	608
Total revenues	52,624	90,806	56,706	271	(26,208)	174,199
Adjusted operating income (loss)	3,365	3,574	2,547	(635)	—	8,851

June 30, 2022
Revenues from external customers	$45,618	$76,257	$35,208	$65	$—	$157,148
Intersegment revenues	40	6,296	17,470	—	(23,806)	—
Net investment income (loss)	177	—	(34)	171	—	314
Total revenues	45,835	82,553	52,644	236	(23,806)	157,462
Adjusted operating income (loss)	3,784	3,301	3,283	(759)	—	9,609
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $3.4 billion and $3.1 billion of retail co-payments for the three months ended June 30, 2023 and 2022, respectively. Total revenues of the Health Services segment include approximately $7.5 billion and $6.9 billion of retail co-payments for the six months ended June 30, 2023 and 2022, respectively.
(2)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Health Services segment, and/or the Pharmacy & Consumer Wellness segment.

The following are reconciliations of consolidated operating income to adjusted operating income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Operating income (GAAP measure)	$3,234	$4,669	$6,680	$8,214
Amortization of intangible assets (1)	485	460	887	922
Net realized capital losses (2)	98	98	203	173
Acquisition-related transaction and integration costs (3)	157	—	200	—
Restructuring charge (4)	496	—	496	—
Office real estate optimization charges (5)	11	—	36	—
Loss on assets held for sale (6)	—	—	349	41
Gain on divestiture of subsidiary (7)	—	(225)	—	(225)
Opioid litigation charge (8)	—	—	—	484
Adjusted operating income	$4,481	$5,002	$8,851	$9,609
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
(2)The Company’s net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of insurance liabilities. Net realized capital gains and losses are reflected in the unaudited condensed consolidated statements of operations in net investment income (loss) within each segment. These capital gains and losses are the result of investment decisions, market conditions and other economic developments that are unrelated to the performance of the Company’s business, and the amount and timing of these capital gains and losses do not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Accordingly, the Company believes excluding net realized capital gains and losses enhances the Company’s and investors’ ability to compare the Company’s past financial performance with its current performance and to analyze underlying business performance and trends.
(3)During the three and six months ended June 30, 2023, the acquisition-related transaction and integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related transaction and integration costs are reflected in the Company’s unaudited condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(4)During the three and six months ended June 30, 2023, the restructuring charge is primarily comprised of severance and employee-related costs and asset impairment charges. During the second quarter of 2023, the Company developed an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with the development of this plan and the recently completed acquisitions of Signify Health and Oak Street Health, the Company also conducted a strategic review of its various transformation initiatives and determined that it would terminate certain initiatives. The restructuring charge is reflected within the Corporate/Other segment.
(5)During the three and six months ended June 30, 2023, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the planned reduction of corporate office real estate space in response to the Company’s new flexible work arrangement. The office real estate optimization charges are reflected in the Company’s unaudited condensed consolidated statements of operations in operating expenses within the Health Care Benefits, Health Services and Corporate/Other segments.
(6)During the six months ended June 30, 2023, the loss on assets held for sale relates to the Company’s LTC reporting unit within the Pharmacy & Consumer Wellness segment. During 2022, the Company determined that its LTC business was no longer a strategic asset and committed to a plan to sell it, at which time the LTC business met the criteria for held-for-sale accounting and its net assets were accounted for as assets held for sale. As of June 30, 2023, the net assets of the LTC business continued to meet the criteria for held-for-sale accounting and the carrying value of the LTC business reflected its estimated fair value less costs to sell. During the first quarter of 2023, a loss on assets held for sale was recorded to write down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflects its estimated fair value less costs to sell. During the six months ended June 30, 2022, the loss on assets held for sale relates to the Company’s international health care business domiciled in Thailand (“Thailand business”), which was included in the Commercial Business reporting unit in the Health Care Benefits segment. The sale of the Thailand business closed in the second quarter of 2022, and the ultimate loss on the sale was not material.
(7)During the three and six months ended June 30, 2022, the gain on divestiture of subsidiary represents the pre-tax gain on the sale of PayFlex Holdings, Inc., which the Company sold on June 1, 2022, for approximately $775 million. The gain on divestiture is reflected as a reduction in operating expenses in the Company’s unaudited condensed consolidated statements of operations within the Health Care Benefits segment.
(8)During the six months ended June 30, 2022, the opioid litigation charge relates to an agreement to resolve substantially all opioid claims against the Company by the State of Florida. The opioid litigation charge is reflected within the Corporate/Other segment.

Index to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of June 30, 2023, the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2023 and 2022, the related condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2023 and 2022 and June 30, 2023 and 2022, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 8, 2023, except for Note 8 and Note 18, as to which the date is May 25, 2023, we expressed an unqualified audit opinion on those consolidated financial statements.

As described in Note 1 to the Company’s condensed consolidated interim financial statements, on January 1, 2023, the Company adopted ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts.

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
August 2, 2023

Form 10-Q Table of Contents
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading diversified health solutions company reshaping health care to help make healthier happen for more Americans. In an increasingly connected and digital world, CVS Health is meeting people wherever they are and changing health care to meet their needs. The Company has more than 9,000 retail locations, more than 1,100 walk-in medical clinics, 177 primary care medical clinics, a leading pharmacy benefits manager with approximately 110 million plan members with expanding specialty pharmacy solutions and a dedicated senior pharmacy care business serving more than one million patients per year. The Company also serves an estimated 36 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is a leader in key segments of health care through its foundational businesses and is creating new sources of value by expanding into next generation care delivery and health services, with a goal of improving satisfaction levels for both providers and consumers. The Company believes its integrated health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

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

Overview of the Health Services Segment

The Health Services segment provides a full range of PBM solutions, delivers health care services in its medical clinics, virtually, and in the home, and offers provider enablement solutions. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. The Health Services segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, the U.S. Centers for Medicare & Medicaid Services (“CMS”), plans offered on Public Exchanges and private health insurance exchanges, other sponsors of health benefit plans throughout the United States and Covered Entities.

Overview of the Pharmacy & Consumer Wellness Segment

The Pharmacy & Consumer Wellness segment dispenses prescriptions in its retail pharmacies and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of June 30, 2023, the Pharmacy & Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

Overview of Current Trends

We also face trends and uncertainties specific to our reportable segments, certain of which are summarized below and also discussed in the review of our segment results. For the remainder of the year, the Company believes you should consider the following important information:

•The Health Care Benefits segment is expected to experience higher than previously expected medical cost trend in Medicare Advantage for the remainder of 2023, while expected medical cost trends remain consistent with pricing in Commercial and Medicaid. The segment is expected to benefit from continued membership growth in Commercial, primarily related to the individual exchange business.
•The Health Services segment is expected to continue to benefit from the Company’s ability to drive further improvements in purchasing economics, which leads to lower pharmacy costs for our customers, and pharmacy network volume. These increases are expected to be partially offset by continued client price improvements and the evolving regulation of pharmacy pricing, as well as pharmaceutical manufacturer policies restricting 340B discounts. The dilutive impact of the acquisition of Oak Street Health, Inc. (“Oak Street Health”) is expected to be partially offset by the accretive impact of the acquisition of Signify Health, Inc. (“Signify Health”) during the remainder of the year.
•The Pharmacy & Consumer Wellness segment is expected to be impacted by continued pharmacy reimbursement pressure, lower contributions from coronavirus disease 2019 (“COVID-19”) vaccinations, diagnostic testing and OTC test kits as COVID-19 continues to transition to an endemic state, as well as the expected impact of softening economic conditions on consumer spending and behaviors. The segment is expected to continue to benefit from increased prescription volume and improved generic drug purchasing.
•The Company is expected to benefit from the continuation of its enterprise-wide cost savings initiatives, which aim to reduce the Company’s operating cost structure in a way that improves the consumer experience and is sustainable. Key drivers include:
•Investments in digital, technology and analytics capabilities that will streamline processes and improve outcomes,
•Implementing workforce and workplace strategies, including the enterprise-wide restructuring program initiated in the second quarter of 2023, and
•Deploying vendor and procurement strategies.
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

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three and six months ended June 30, 2023 and 2022, and the significant developments affecting the Company’s financial condition since December 31, 2022. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2022, which were revised to reflect the impact of the changes discussed in “Segment Analysis” below and are included in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 25, 2023 (the “May 2023 8-K”).

Summary of Consolidated Financial Results

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2023 vs 2022		Six Months Ended June 30, 2023 vs 2022
In millions	2023	2022	2023	2022	$	%	$	%
Revenues:
Products	$60,539	$56,794	$118,686	$109,316	$3,745	6.6%	$9,370	8.6%
Premiums	25,108	21,260	49,460	42,891	3,848	18.1%	6,569	15.3%
Services	3,000	2,436	5,445	4,941	564	23.2%	504	10.2%
Net investment income	274	146	608	314	128	87.7%	294	93.6%
Total revenues	88,921	80,636	174,199	157,462	8,285	10.3%	16,737	10.6%
Operating costs:
Cost of products sold	53,536	49,290	104,991	94,799	4,246	8.6%	10,192	10.8%
Health care costs	21,782	17,490	42,230	35,413	4,292	24.5%	6,817	19.2%
Restructuring charge	496	—	496	—	496	100.0%	496	100.0%
Opioid litigation charge	—	—	—	484	—	—%	(484)	(100.0)%
Loss on assets held for sale	—	—	349	41	—	—%	308	751.2%
Operating expenses	9,873	9,187	19,453	18,511	686	7.5%	942	5.1%
Total operating costs	85,687	75,967	167,519	149,248	9,720	12.8%	18,271	12.2%
Operating income	3,234	4,669	6,680	8,214	(1,435)	(30.7)%	(1,534)	(18.7)%
Interest expense	686	583	1,275	1,169	103	17.7%	106	9.1%
Other income	(22)	(43)	(44)	(85)	21	48.8%	41	48.2%
Income before income tax provision	2,570	4,129	5,449	7,130	(1,559)	(37.8)%	(1,681)	(23.6)%
Income tax provision	656	1,090	1,393	1,736	(434)	(39.8)%	(343)	(19.8)%
Net income	1,914	3,039	4,056	5,394	(1,125)	(37.0)%	(1,338)	(24.8)%
Net income attributable to noncontrolling interests	(13)	(10)	(19)	(11)	(3)	(30.0)%	(8)	(72.7)%
Net income attributable to CVS Health	$1,901	$3,029	$4,037	$5,383	$(1,128)	(37.2)%	$(1,346)	(25.0)%

Commentary - Three Months Ended June 30, 2023 vs. 2022

Revenues
•Total revenues increased $8.3 billion, or 10.3%, in the three months ended June 30, 2023 compared to the prior year driven by growth across all segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $686 million, or 7.5%, in the three months ended June 30, 2023 compared to the prior year. The increase in operating expenses was primarily due to increased operating expenses to support growth in the business, incremental investments in business operations, the absence of a $225 million pre-tax gain on the sale of PayFlex Holdings, Inc. (“PayFlex”) recorded in the prior year and acquisition-related transaction and integration costs recorded in the current year. These increases were partially offset by the favorable impact of business initiatives in the three months ended June 30, 2023.
•Operating expenses as a percentage of total revenues were 11.1% in the three months ended June 30, 2023, a decrease of 30 basis points compared to the prior year. The decrease in operating expenses as a percentage of total revenues was primarily due to the increases in total revenues described above.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $1.4 billion, or 30.7%, in the three months ended June 30, 2023 compared to the prior year primarily due to declines in the Health Care Benefits segment, including the absence of the $225 million pre-tax gain on the sale of PayFlex recorded in the prior year, and the Pharmacy & Consumer Wellness segment, as well as a restructuring charge and acquisition-related transaction and integration costs recorded in the current year.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense increased $103 million, or 17.7%, due to higher debt in the three months ended June 30, 2023 to fund the acquisitions of Signify Health and Oak Street Health. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision
•The effective income tax rate was 25.5% for the three months ended June 30, 2023 compared to 26.4% for the three months ended June 30, 2022. The decrease in the effective income tax rate was primarily due to basis differences on the sale of PayFlex in the prior year.

Commentary - Six Months Ended June 30, 2023 vs. 2022

Revenues
•Total revenues increased $16.7 billion, or 10.6%, in the six months ended June 30, 2023 compared to the prior year driven by growth across all segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $942 million, or 5.1%, in the six months ended June 30, 2023 compared to the prior year. The increase in operating expenses was primarily due to increased operating expenses to support growth in the business, incremental investments in business operations, the absence of a $225 million pre-tax gain on the sale of PayFlex recorded in the prior year and acquisition-related transaction and integration costs recorded in the current year. These increases were partially offset by the favorable impact of business initiatives in the six months ended June 30, 2023.
•Operating expenses as a percentage of total revenues were 11.2% in the six months ended June 30, 2023, a decrease of 60 basis points compared to the prior year. The decrease in operating expenses as a percentage of total revenues was primarily due to the increases in total revenues described above.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $1.5 billion, or 18.7%, in the six months ended June 30, 2023 compared to the prior year primarily due to declines in the Pharmacy & Consumer Wellness segment, including a $349 million loss on assets held for sale related to the write-down of the Company’s Omnicare® long-term care business (“LTC business”), and the Health Care Benefits segment, including the absence of the $225 million pre-tax gain on the sale of PayFlex recorded in the prior year, as well as the restructuring charge and acquisition-related transaction and integration costs recorded in the current year. The decrease in operating income was partially offset by the absence of a $484 million opioid litigation charge recorded in the prior year and increases in the Health Services segment.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense increased $106 million, or 9.1%, due to higher debt in the six months ended June 30, 2023 to fund the acquisitions of Signify Health and Oak Street Health. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision
•The effective income tax rate was 25.6% for the six months ended June 30, 2023 compared to 24.3% for the six months ended June 30, 2022. The increase in the effective income tax rate was primarily due to the absence of the impact of certain discrete tax items concluded in the first quarter of 2022, partially offset by the absence of basis differences on the sale of PayFlex in the prior year.

Segment Analysis

The following discussion of segment operating results is presented based on the Company’s reportable segments in accordance with the accounting guidance for segment reporting and is consistent with the segment disclosure in Note 13 ‘‘Segment Reporting’’ to the unaudited condensed consolidated financial statements.

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

Segment financial information for the three and six months ended June 30, 2022 has been revised to conform with current period presentation for the following items:
•The realignment of the Company’s segments to correspond with changes made to its operating model as described in Note 1 ‘‘Significant Accounting Policies’’ to the unaudited condensed consolidated financial statements, including the discontinuance of the former Maintenance Choice segment reporting practice as described in Note (2) of the table included on the next page.
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

The impact of these items on segment financial information for the three and six months ended June 30, 2022 is reflected in the “Adjustments” lines of the table included on the next page.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
June 30, 2023
Total revenues	$26,747	$46,215	$28,784	$83	$(12,908)	$88,921
Adjusted operating income (loss)	1,541	1,894	1,413	(367)	—	4,481
June 30, 2022
Total revenues, as previously reported	$22,756	$42,812	$26,286	$110	$(11,328)	$80,636
Adjustments	(15)	126	460	—	(571)	—
Total revenues, as adjusted	$22,741	$42,938	$26,746	$110	$(11,899)	$80,636
Adjusted operating income (loss), as previously reported	$1,831	$1,855	$1,862	$(555)	$(183)	$4,810
Adjustments	92	(25)	(152)	94	183	192
Adjusted operating income (loss), as adjusted	$1,923	$1,830	$1,710	$(461)	$—	$5,002

Six Months Ended
June 30, 2023
Total revenues	$52,624	$90,806	$56,706	$271	$(26,208)	$174,199
Adjusted operating income (loss)	3,365	3,574	2,547	(635)	—	8,851
June 30, 2022
Total revenues, as previously reported	$45,865	$82,273	$51,704	$236	$(22,616)	$157,462
Adjustments	(30)	280	940	—	(1,190)	—
Total revenues, as adjusted	$45,835	$82,553	$52,644	$236	$(23,806)	$157,462
Adjusted operating income (loss), as previously reported	$3,582	$3,491	$3,467	$(860)	$(387)	$9,293
Adjustments	202	(190)	(184)	101	387	316
Adjusted operating income (loss), as adjusted	$3,784	$3,301	$3,283	$(759)	$—	$9,609
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $3.4 billion and $3.1 billion of retail co-payments for the three months ended June 30, 2023 and 2022, respectively, and $7.5 billion and $6.9 billion of retail co-payments for the six months ended June 30, 2023 and 2022, respectively.
(2)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Health Services segment, and/or the Pharmacy & Consumer Wellness segment. Prior to January 1, 2023, intersegment adjusted operating income eliminations occurred when members of the Health Services segment’s clients enrolled in Maintenance Choice elected to pick up maintenance prescriptions at one of the Company’s retail pharmacies instead of receiving them through the mail. When this occurred, both the Health Services and Pharmacy & Consumer Wellness segments recorded the adjusted operating income on a stand-alone basis. Effective January 1, 2023, the adjusted operating income associated with such transactions is reported only in the Pharmacy & Consumer Wellness segment, therefore no adjusted operating income elimination is required.

The following are reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income to segment adjusted operating income:

	Three Months Ended June 30, 2023
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,160	$1,767	$1,349	$(1,042)	$3,234
Amortization of intangible assets (1)	294	125	65	1	485
Net realized capital (gains) losses (2)	78	—	(1)	21	98
Acquisition-related transaction and integration costs (3)	—	—	—	157	157
Restructuring charge (4)	—	—	—	496	496
Office real estate optimization charges (5)	9	2	—	—	11
Adjusted operating income (loss)	$1,541	$1,894	$1,413	$(367)	$4,481

	Three Months Ended June 30, 2022
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,785	$1,789	$1,570	$(475)	$4,669
Amortization of intangible assets (1)	296	41	122	1	460
Net realized capital losses (2)	67	—	18	13	98
Gain on divestiture of subsidiary (7)	(225)	—	—	—	(225)
Adjusted operating income (loss)	$1,923	$1,830	$1,710	$(461)	$5,002

	Six Months Ended June 30, 2023
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$2,568	$3,405	$2,066	$(1,359)	$6,680
Amortization of intangible assets (1)	589	166	130	2	887
Net realized capital losses (2)	177	—	2	24	203
Acquisition-related transaction and integration costs (3)	—	—	—	200	200
Restructuring charge (4)	—	—	—	496	496
Office real estate optimization charges (5)	31	3	—	2	36
Loss on assets held for sale (6)	—	—	349	—	349
Adjusted operating income (loss)	$3,365	$3,574	$2,547	$(635)	$8,851

	Six Months Ended June 30, 2022
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$3,252	$3,216	$3,005	$(1,259)	$8,214
Amortization of intangible assets (1)	591	85	244	2	922
Net realized capital losses (2)	125	—	34	14	173
Loss on assets held for sale (6)	41	—	—	—	41
Gain on divestiture of subsidiary (7)	(225)	—	—	—	(225)
Opioid litigation charge (8)	—	—	—	484	484
Adjusted operating income (loss)	$3,784	$3,301	$3,283	$(759)	$9,609
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
(2)The Company’s net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of insurance liabilities. Net realized capital gains and losses are reflected in the unaudited condensed consolidated statements of operations in net investment income (loss) within each segment. These capital gains and losses are the result of investment decisions, market conditions and other economic developments that are unrelated to the performance of the Company’s business, and the amount and timing of these capital gains and losses do not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Accordingly, the Company believes excluding net realized capital gains and losses enhances the Company’s and investors’ ability to compare the Company’s past financial performance with its current performance and to analyze underlying business performance and trends.
(3)During the three and six months ended June 30, 2023, the acquisition-related transaction and integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related transaction and integration costs are reflected in the Company’s unaudited condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(4)During the three and six months ended June 30, 2023, the restructuring charge is primarily comprised of severance and employee-related costs and asset impairment charges. During the second quarter of 2023, the Company developed an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with the development of this plan and the recently completed acquisitions of Signify Health and Oak Street Health, the Company also conducted a strategic review of its various transformation initiatives and determined that it would terminate certain initiatives. The restructuring charge is reflected within the Corporate/Other segment.
(5)During the three and six months ended June 30, 2023, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the planned reduction of corporate office real estate space in response to the Company’s new flexible work arrangement. The office real estate optimization charges are reflected in the Company’s unaudited condensed consolidated statements of operations in operating expenses within the Health Care Benefits, Health Services and Corporate/Other segments.
(6)During the six months ended June 30, 2023, the loss on assets held for sale relates to the Company’s LTC reporting unit within the Pharmacy & Consumer Wellness segment. During 2022, the Company determined that its LTC business was no longer a strategic asset and committed to a plan to sell it, at which time the LTC business met the criteria for held-for-sale accounting and its net assets were accounted for as assets held for sale. As of June 30, 2023, the net assets of the LTC business continued to meet the criteria for held-for-sale accounting and the carrying value of the LTC business reflected its estimated fair value less costs to sell. During the first quarter of 2023, a loss on assets held for sale was recorded to write down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflects its estimated fair value less costs to sell. During the six months ended June 30, 2022, the loss on assets held for sale relates to the Company’s international health care business domiciled in Thailand (“Thailand business”), which was included in the Commercial Business reporting unit in the Health Care Benefits segment. The sale of the Thailand business closed in the second quarter of 2022, and the ultimate loss on the sale was not material.
(7)During the three and six months ended June 30, 2022, the gain on divestiture of subsidiary represents the pre-tax gain on the sale of PayFlex, which the Company sold on June 1, 2022, for approximately $775 million. The gain on divestiture is reflected as a reduction in operating expenses in the Company’s unaudited condensed consolidated statements of operations within the Health Care Benefits segment.
(8)During the six months ended June 30, 2022, the opioid litigation charge relates to an agreement to resolve substantially all opioid claims against the Company by the State of Florida. The opioid litigation charge is reflected within the Corporate/Other segment.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2023 vs 2022		Six Months Ended June 30, 2023 vs 2022
In millions, except percentages and basis points (“bps”)	2023	2022	2023	2022	$	%	$	%
Revenues:
Premiums	$25,095	$21,245	$49,434	$42,859	$3,850	18.1%	$6,575	15.3%
Services	1,447	1,408	2,821	2,799	39	2.8%	22	0.8%
Net investment income	205	88	369	177	117	133.0%	192	108.5%
Total revenues	26,747	22,741	52,624	45,835	4,006	17.6%	6,789	14.8%
Health care costs	21,620	17,569	42,215	35,588	4,051	23.1%	6,627	18.6%
MBR	86.2%	82.7%	85.4%	83.0%	350	bps	240	bps
Loss on assets held for sale	$—	$—	$—	$41	$—	—%	$(41)	(100.0)%
Operating expenses	3,967	3,387	7,841	6,954	580	17.1%	887	12.8%
Operating expenses as a % of total revenues	14.8%	14.9%	14.9%	15.2%
Operating income	$1,160	$1,785	$2,568	$3,252	$(625)	(35.0)%	$(684)	(21.0)%
Operating income as a % of total revenues	4.3%	7.8%	4.9%	7.1%
Adjusted operating income (1)	$1,541	$1,923	$3,365	$3,784	$(382)	(19.9)%	$(419)	(11.1)%
Adjusted operating income as a % of total revenues	5.8%	8.5%	6.4%	8.3%
Premium revenues (by business):
Government	$17,944	$15,751	$35,472	$31,946	$2,193	13.9%	$3,526	11.0%
Commercial	7,151	5,494	13,962	10,913	1,657	30.2%	3,049	27.9%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Care Benefits segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended June 30, 2023 vs. 2022

Revenues
•Total revenues increased $4.0 billion, or 17.6%, to $26.7 billion in the three months ended June 30, 2023 compared to the prior year driven by growth across all product lines.

Medical Benefit Ratio (“MBR”)
•Medical benefit ratio is calculated by dividing the Health Care Benefits segment’s health care costs by premium revenues and represents the percentage of premium revenues spent on medical benefits for the segment’s Insured members. Management uses MBR to assess the underlying business performance and underwriting of its insurance products, understand variances between actual results and expected results and identify trends in period-over-period results. MBR provides management and investors with information useful in assessing the operating results of the segment’s Insured Health Care Benefits products.
•The MBR increased to 86.2% in the three months ended June 30, 2023 compared to 82.7% in the prior year driven by increased outpatient utilization in Medicare Advantage when compared with pandemic influenced utilization levels in the prior year, as well as the impact of lower year-over-year prior period development.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses increased $580 million, or 17.1%, in the three months ended June 30, 2023 compared to the prior year primarily driven by increased operating expenses to support the growth across all product lines described above, incremental investments in service capabilities and member experience and the absence of the $225 million pre-tax gain on the sale of Payflex recorded in the prior year. These increases were partially offset by operating expense efficiencies realized in the three months ended June 30, 2023.
•Operating expenses as a percentage of total revenues remained relatively consistent at 14.8% and 14.9% in the three months ended June 30, 2023 and 2022, respectively, reflective of operating expense leverage, largely offset by the absence of the $225 million pre-tax gain on the sale of Payflex recorded in the prior year.

Adjusted operating income
•Adjusted operating income decreased $382 million, or 19.9%, in the three months ended June 30, 2023 compared to the prior year, reflecting increased outpatient utilization in Medicare Advantage when compared with pandemic influenced utilization levels in the prior year, as well as the impact of lower year-over-year prior period development. These decreases were partially offset by higher net investment income in the three months ended June 30, 2023 compared to the prior year and the continuing benefit of operating expense leverage.

Commentary - Six Months Ended June 30, 2023 vs. 2022

Revenues
•Total revenues increased $6.8 billion, or 14.8%, to $52.6 billion in the six months ended June 30, 2023 compared to the prior year driven by growth across all product lines.

Medical Benefit Ratio (“MBR”)
•The MBR increased to 85.4% in the six months ended June 30, 2023 compared to 83.0% in the prior year driven by increased outpatient utilization in Medicare Advantage when compared with pandemic influenced utilization levels in the prior year, as well as the impact of lower year-over-year prior period development.

Loss on assets held for sale
•During the six months ended June 30, 2022, the Company recorded a $41 million loss on assets held for sale on its Thailand business, which was included in the Commercial Business reporting unit within the Health Care Benefits segment.

Operating expenses
•Operating expenses increased $887 million, or 12.8%, in the six months ended June 30, 2023 compared to the prior year primarily driven by increased operating expenses to support the growth across all product lines described above, incremental investments in service capabilities and member experience and the absence of the $225 million pre-tax gain on the sale of Payflex recorded in the prior year. These increases were partially offset by operating expense efficiencies realized in the six months ended June 30, 2023.
•Operating expenses as a percentage of total revenues decreased to 14.9% in the six months ended June 30, 2023 compared to 15.2% in the prior year. The decrease in operating expenses as a percentage of total revenues was driven by the increases in total revenues described above.

Adjusted operating income
•Adjusted operating income decreased $419 million, or 11.1%, in the six months ended June 30, 2023 compared to the prior year, reflecting increased outpatient utilization in Medicare Advantage when compared with pandemic influenced utilization levels in the prior year, as well as the impact of lower year-over-year prior period development. These decreases were partially offset by higher net investment income and membership growth in the six months ended June 30, 2023.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	June 30, 2023			March 31, 2023			December 31, 2022			June 30, 2022
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	4,033	14,114	18,147	3,949	14,039	17,988	3,136	13,896	17,032	3,158	13,835	16,993
Medicare Advantage	3,408	—	3,408	3,387	—	3,387	3,270	—	3,270	3,216	—	3,216
Medicare Supplement	1,351	—	1,351	1,344	—	1,344	1,363	—	1,363	1,314	—	1,314
Medicaid	2,261	467	2,728	2,293	501	2,794	2,234	497	2,731	2,425	484	2,909
Total medical membership	11,053	14,581	25,634	10,973	14,540	25,513	10,003	14,393	24,396	10,113	14,319	24,432

Supplemental membership information:
Medicare Prescription Drug Plan (standalone)			6,094			6,112			6,128			6,051

Medical Membership
•Medical membership represents the number of members covered by the Health Care Benefits segment’s Insured and ASC medical products and related services at a specified point in time. Management uses this metric to understand variances between actual medical membership and expected amounts as well as trends in period-over-period results. This metric provides management and investors with information useful in understanding the impact of medical membership on the Health Care Benefits segment’s total revenues and operating results.
•Medical membership as of June 30, 2023 of 25.6 million increased 121 thousand members compared with March 31, 2023, reflecting increases in the Commercial and Medicare product lines. These increases were partially offset by a decline in the Medicaid product line, primarily attributable to the resumption of Medicaid redeterminations following the expiration of the public health emergency (“PHE”).
•Medical membership as of June 30, 2023 of 25.6 million increased 1.2 million members compared with June 30, 2022, reflecting increases in the Commercial and Medicare product lines, including an increase of approximately 1.0 million members related to the individual exchange business within the Commercial product line. These increases were partially offset by a decline in the Medicaid product line reflecting the previously disclosed loss of a large customer in the third quarter of 2022, as well as the resumption of Medicaid redeterminations following the expiration of the PHE.

Medicare Update
On March 31, 2023, CMS issued its final notice detailing final 2024 Medicare Advantage payment rates. Final 2024 Medicare Advantage rates resulted in an expected average decrease in revenue for the Medicare Advantage industry of 1.12%, excluding the CMS estimate of Medicare Advantage risk score trend.

Health Services Segment

The following table summarizes the Health Services segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2023 vs 2022		Six Months Ended June 30, 2023 vs 2022
In millions, except percentages	2023	2022	2023	2022	$	%	$	%
Revenues:
Products	$44,681	$42,250	$88,352	$81,149	$2,431	5.8%	$7,203	8.9%
Services	1,534	688	2,454	1,404	846	123.0%	1,050	74.8%
Total revenues	46,215	42,938	90,806	82,553	3,277	7.6%	8,253	10.0%
Cost of products sold	43,271	40,585	85,687	78,207	2,686	6.6%	7,480	9.6%
Health care costs	383	—	383	—	383	100.0%	383	100.0%
Operating expenses	794	564	1,331	1,130	230	40.8%	201	17.8%
Operating expenses as a % of total revenues	1.7%	1.3%	1.5%	1.4%
Operating income	$1,767	$1,789	$3,405	$3,216	$(22)	(1.2)%	$189	5.9%
Operating income as a % of total revenues	3.8%	4.2%	3.7%	3.9%
Adjusted operating income (1)	$1,894	$1,830	$3,574	$3,301	$64	3.5%	$273	8.3%
Adjusted operating income as a % of total revenues	4.1%	4.3%	3.9%	4.0%
Revenues (by distribution channel):
Pharmacy network (2)	$27,477	$25,896	$55,069	$50,024	$1,581	6.1%	$5,045	10.1%
Mail & specialty (3)	17,229	16,283	33,374	30,951	946	5.8%	2,423	7.8%
Other	1,509	759	2,363	1,578	750	98.8%	785	49.7%
Pharmacy claims processed (4)	576.6	583.8	1,163.9	1,150.3	(7.2)	(1.2)%	13.6	1.2%
Generic dispensing rate (4)	88.3%	88.0%	88.4%	87.9%
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

Commentary - Three Months Ended June 30, 2023 vs. 2022

Revenues
•Total revenues increased $3.3 billion, or 7.6%, to $46.2 billion in the three months ended June 30, 2023 compared to the prior year primarily driven by pharmacy drug mix, growth in specialty pharmacy, brand inflation and the acquisitions of Oak Street Health and Signify Health. These increases were partially offset by continued pharmacy client price improvements.

Operating expenses
•Operating expenses in the Health Services segment include selling, general and administrative expenses; and depreciation and amortization expense.
•Operating expenses increased $230 million, or 40.8%, to $794 million in the three months ended June 30, 2023 compared to the prior year primarily due to the acquisitions of Oak Street Health and Signify Health, including amortization associated with the acquired intangible assets.

•Operating expenses as a percentage of total revenues increased to 1.7% in the three months ended June 30, 2023 compared to 1.3% in the prior year. The increase in operating expenses as a percentage of total revenues was primarily due to increases in operating expenses described above.

Adjusted operating income
•Adjusted operating income increased $64 million, or 3.5%, in the three months ended June 30, 2023 compared to the prior year primarily driven by improved purchasing economics, including increased contributions from the products and services of the Company’s group purchasing organization. These increases were partially offset by continued pharmacy client price improvements and decreased COVID-19 diagnostic testing in the segment’s MinuteClinic® walk-in medical clinics compared to the prior year.
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
•The Company’s pharmacy claims processed decreased slightly on a 30-day equivalent basis in the three months ended June 30, 2023 compared to the prior year, reflecting an expected Medicaid customer contract change during the three months ended June 30, 2023 and a decrease in COVID-19 vaccinations. The decrease was largely offset by net new business.
•Excluding the impact of COVID-19 vaccinations, pharmacy claims processed remained relatively consistent at approximately 576 million claims on a 30-day equivalent basis for the three months ended June 30, 2023 compared to the prior year.

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
•The Health Services segment’s generic dispensing rate increased to 88.3% in the three months ended June 30, 2023 compared to 88.0% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in COVID-19 vaccinations, partially offset by an increase in glucagon-like peptide 1 (“GLP-1”) pharmacy claims in the three months ended June 30, 2023 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s generic dispensing rate was 88.4% and 88.8% in the three months ended June 30, 2023 and 2022, respectively.

Commentary - Six Months Ended June 30, 2023 vs. 2022

Revenues
•Total revenues increased $8.3 billion, or 10.0%, to $90.8 billion in the six months ended June 30, 2023 compared to the prior year primarily driven by pharmacy drug mix, growth in specialty pharmacy and brand inflation. These increases were partially offset by continued pharmacy client price improvements.

Operating expenses
•Operating expenses increased $201 million, or 17.8%, to $1.3 billion in the six months ended June 30, 2023 compared to the prior year primarily due to the acquisitions of Oak Street Health and Signify Health, including amortization associated with the acquired intangible assets.

•Operating expenses as a percentage of total revenues remained relatively consistent at 1.5% and 1.4% in the six months ended June 30, 2023 and 2022, respectively.

Adjusted operating income
•Adjusted operating income increased $273 million, or 8.3%, in the six months ended June 30, 2023 compared to the prior year. The increase in adjusted operating income was primarily driven by improved purchasing economics, including increased contributions from the products and services of the Company’s group purchasing organization. These increases were partially offset by continued pharmacy client price improvements and decreased COVID-19 diagnostic testing in the segment’s MinuteClinic walk-in medical clinics compared to the prior year.

Pharmacy claims processed
•The Company’s pharmacy claims processed increased slightly on a 30-day equivalent basis in the six months ended June 30, 2023 compared to the prior year primarily driven by net new business and increased utilization compared to the prior year. These increases were largely offset by an expected Medicaid customer contract change during the six months ended June 30, 2023 and a decrease in COVID-19 vaccinations compared to the prior year.
•Excluding the impact of COVID-19 vaccinations, pharmacy claims processed increased 2.1% on a 30-day equivalent basis for the six months ended June 30, 2023 compared to the prior year.

Generic dispensing rate
•The Health Services segment’s generic dispensing rate increased to 88.4% in the six months ended June 30, 2023 compared to 87.9% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in COVID-19 vaccinations, partially offset by an increase in GLP-1 pharmacy claims in the six months ended June 30, 2023 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s generic dispensing rate was 88.5% and 88.8% in the six months ended June 30, 2023 and 2022, respectively.

Pharmacy & Consumer Wellness Segment

The following table summarizes the Pharmacy & Consumer Wellness segment’s performance for the respective periods:

					Change
					Three Months Ended June 30, 2023 vs 2022		Six Months Ended June 30, 2023 vs 2022
	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except percentages	2023	2022	2023	2022	$	%	$	%
Revenues:
Products	$28,141	$25,870	$55,399	$50,774	$2,271	8.8%	$4,625	9.1%
Services	642	894	1,309	1,904	(252)	(28.2)%	(595)	(31.3)%
Net investment income (loss)	1	(18)	(2)	(34)	19	105.6%	32	94.1%
Total revenues	28,784	26,746	56,706	52,644	2,038	7.6%	4,062	7.7%
Cost of products sold	22,628	20,181	44,504	39,563	2,447	12.1%	4,941	12.5%
Loss on assets held for sale	—	—	349	—	—	—%	349	100.0%
Operating expenses	4,807	4,995	9,787	10,076	(188)	(3.8)%	(289)	(2.9)%
Operating expenses as a % of total revenues	16.7%	18.7%	17.3%	19.1%
Operating income	$1,349	$1,570	$2,066	$3,005	$(221)	(14.1)%	$(939)	(31.2)%
Operating income as a % of total revenues	4.7%	5.9%	3.6%	5.7%
Adjusted operating income (1)	$1,413	$1,710	$2,547	$3,283	$(297)	(17.4)%	$(736)	(22.4)%
Adjusted operating income as a % of total revenues	4.9%	6.4%	4.5%	6.2%
Revenues (by major goods/service lines):
Pharmacy	$22,614	$20,442	$44,394	$40,412	$2,172	10.6%	$3,982	9.9%
Front Store	5,629	5,736	11,226	11,049	(107)	(1.9)%	177	1.6%
Other	540	586	1,088	1,217	(46)	(7.8)%	(129)	(10.6)%
Net investment income (loss)	1	(18)	(2)	(34)	19	105.6%	32	94.1%
Prescriptions filled (2)	405.7	401.3	810.5	796.4	4.4	1.1%	14.1	1.8%
Same store sales increase (decrease): (3)
Total	10.9%	8.1%	11.3%	9.4%
Pharmacy	14.3%	7.6%	13.5%	8.8%
Front Store	(0.3)%	9.9%	3.5%	11.8%
Prescription volume (2)	3.6%	3.1%	4.3%	4.5%
Generic dispensing rate (2)	89.5%	88.5%	89.5%	88.0%
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

Commentary - Three Months Ended June 30, 2023 vs. 2022

Revenues
•Total revenues increased $2.0 billion, or 7.6%, to $28.8 billion in the three months ended June 30, 2023 compared to the prior year primarily driven by pharmacy drug mix, increased prescription volume and brand inflation. These increases were partially offset by the impact of recent generic introductions, decreased COVID-19 vaccinations, diagnostic testing and over-the-counter (“OTC”) test kit sales, continued pharmacy reimbursement pressure and a decrease in store count.
•Pharmacy same store sales increased 14.3% in the three months ended June 30, 2023 compared to the prior year. The increase was primarily driven by pharmacy drug mix, the 3.6% increase in pharmacy same store prescription volume on a 30-day equivalent basis and brand inflation. These increases were partially offset by the impact of recent generic introductions and continued pharmacy reimbursement pressure.
•Front store same store sales decreased slightly in the three months ended June 30, 2023 compared to the prior year. The decrease was primarily due to the impact of a weaker cough, cold and flu season compared to the prior year and decreased contributions from COVID-19 OTC test kits.
•Other revenues decreased $46 million, or 7.8%, in the three months ended June 30, 2023 compared to the prior year. The decrease was primarily due to decreased COVID-19 diagnostic testing in the three months ended June 30, 2023 compared to the prior year.

Operating expenses
•Operating expenses in the Pharmacy & Consumer Wellness segment include payroll, employee benefits and occupancy costs associated with the segment’s stores and pharmacy fulfillment operations; selling expenses; advertising expenses; depreciation and amortization expense and certain administrative expenses.
•Operating expenses decreased $188 million, or 3.8%, in the three months ended June 30, 2023 compared to the prior year. The decrease was primarily due to the favorable impact of business initiatives and a decrease in amortization of intangible assets compared to the prior year. These decreases were partially offset by increased investments in the segment’s operations and capabilities.
•Operating expenses as a percentage of total revenues decreased to 16.7% in the three months ended June 30, 2023 compared to 18.7% in the prior year. The decrease in operating expenses as a percentage of total revenues was driven by the increases in total revenues and decreases in operating expenses described above.

Adjusted operating income
•Adjusted operating income decreased $297 million, or 17.4% in the three months ended June 30, 2023 compared to the prior year. The decrease in adjusted operating income was primarily driven by continued pharmacy reimbursement pressure, decreased COVID-19 vaccinations and diagnostic testing, as well as lower front store volume, including the impact of a weaker cough, cold and flu season compared to the prior year and decreased contributions from COVID-19 OTC test kits. These decreases were partially offset by the increased prescription volume described above and improved generic drug purchasing.
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
•Prescriptions filled increased 1.1% on a 30-day equivalent basis in the three months ended June 30, 2023 compared to the prior year primarily driven by increased utilization, partially offset by a decrease in COVID-19 vaccinations and the decrease in store count. Excluding the impact of COVID-19 vaccinations, prescriptions filled increased 2.4% on a 30-day equivalent basis for the three months ended June 30, 2023 compared to the prior year.

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
•The Pharmacy & Consumer Wellness segment’s generic dispensing rate increased to 89.5% in the three months ended June 30, 2023 compared to 88.5% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in COVID-19 vaccinations in the three months ended June 30, 2023 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate was 89.7% and 89.8% in the three months ended June 30, 2023 and 2022, respectively.

Commentary - Six Months Ended June 30, 2023 vs. 2022

Revenues
•Total revenues increased $4.1 billion, or 7.7%, to $56.7 billion in the six months ended June 30, 2023 compared to the prior year primarily driven by pharmacy drug mix, increased prescription volume and brand inflation. These increases were partially offset by the impact of recent generic introductions, decreased COVID-19 vaccinations, diagnostic testing and OTC test kit sales, continued pharmacy reimbursement pressure and the decrease in store count.
•Pharmacy same store sales increased 13.5% in the six months ended June 30, 2023 compared to the prior year. The increase was primarily driven by pharmacy drug mix, the 4.3% increase in pharmacy same store prescription volume on a 30-day equivalent basis and brand inflation. These increases were partially offset by the impact of recent generic introductions and continued pharmacy reimbursement pressure.
•Front store same store sales increased 3.5% in the six months ended June 30, 2023 compared to the prior year. The increase was primarily due to increased beauty product sales in the six months ended June 30, 2023 compared to the prior year.
•Other revenues decreased $129 million, or 10.6%, in the six months ended June 30, 2023 compared to the prior year. The decrease was primarily due to decreased COVID-19 diagnostic testing in the six months ended June 30, 2023 compared to the prior year.

Loss on assets held for sale
•During the six months ended June 30, 2023, the Company recorded a $349 million loss on assets held for sale related to the write-down of its LTC business. See Note 2 ‘‘Acquisitions and Assets Held for Sale’’ to the unaudited condensed consolidated financial statements for additional information.

Operating expenses
•Operating expenses decreased $289 million, or 2.9%, in the six months ended June 30, 2023 compared to the prior year. The decrease was primarily due to the favorable impact of business initiatives and a decrease in amortization of intangible assets compared to the prior year. These decreases were partially offset by increased investments in the segment’s operations and capabilities.
•Operating expenses as a percentage of total revenues decreased to 17.3% in the six months ended June 30, 2023 compared to 19.1% in the prior year. The decrease in operating expenses as a percentage of total revenues was driven by the increases in total revenues and decreases in operating expenses described above.

Adjusted operating income
•Adjusted operating income decreased $736 million, or 22.4% in the six months ended June 30, 2023 compared to the prior year. The decrease in adjusted operating income was primarily driven by continued pharmacy reimbursement pressure and decreased COVID-19 vaccinations and diagnostic testing. These decreases were partially offset by the increased prescription volume described above and improved generic drug purchasing.

Prescriptions filled
•Prescriptions filled increased 1.8% on a 30-day equivalent basis in the six months ended June 30, 2023 compared to the prior year primarily driven by increased utilization, partially offset by a decrease in COVID-19 vaccinations and the decrease in store count. Excluding the impact of COVID-19 vaccinations, prescriptions filled increased 3.4% on a 30-day equivalent basis for the six months ended June 30, 2023 compared to the prior year.

Generic dispensing rate
•The Pharmacy & Consumer Wellness segment’s generic dispensing rate increased to 89.5% in the six months ended June 30, 2023 compared to 88.0% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in COVID-19 vaccinations in the six months ended June 30, 2023 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate was 89.7% and 89.8% in the six months ended June 30, 2023 and 2022, respectively.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

					Change
					Three Months Ended June 30, 2023 vs 2022		Six Months Ended June 30, 2023 vs 2022
	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except percentages	2023	2022	2023	2022	$	%	$	%
Revenues:
Premiums	$13	$15	$26	$32	$(2)	(13.3)%	$(6)	(18.8)%
Services	2	19	4	33	(17)	(89.5)%	(29)	(87.9)%
Net investment income	68	76	241	171	(8)	(10.5)%	70	40.9%
Total revenues	83	110	271	236	(27)	(24.5)%	35	14.8%
Cost of products sold	—	10	1	20	(10)	(100.0)%	(19)	(95.0)%
Health care costs	50	88	102	149	(38)	(43.2)%	(47)	(31.5)%
Restructuring charge	496	—	496	—	496	100.0%	496	100.0%
Opioid litigation charge	—	—	—	484	—	—%	(484)	(100.0)%
Operating expenses	579	487	1,031	842	92	18.9%	189	22.4%
Operating loss	(1,042)	(475)	(1,359)	(1,259)	(567)	(119.4)%	(100)	(7.9)%
Adjusted operating loss (1)	(367)	(461)	(635)	(759)	94	20.4%	124	16.3%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended June 30, 2023 vs. 2022

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues decreased $27 million, or 24.5%, to $83 million in the three months ended June 30, 2023 compared to the prior year primarily driven by a decrease in services revenue.

Restructuring charge
•During the three months ended June 30, 2022, the Company recorded a $496 million restructuring charge. See Note 3 ‘‘Restructuring Program’’ to the unaudited condensed consolidated financial statements for additional information.

Adjusted operating loss
•Adjusted operating loss decreased $94 million in the three months ended June 30, 2023 compared to the prior year primarily driven by decreased operating expenses, primarily as a result of the termination of certain transformation initiatives.

Commentary - Six Months Ended June 30, 2023 vs. 2022

Revenues
•Total revenues increased $35 million, or 14.8%, to $271 million in the six months ended June 30, 2023 compared to the prior year primarily driven by higher average invested assets and favorable average investment yields compared to the prior year, partially offset by decreased net investment income from private equity investments compared to the prior year and a decrease in services revenue.

Restructuring charge
•During the six months ended June 30, 2022, the Company recorded a $496 million restructuring charge.

Opioid litigation charge
•During the six months ended June 30, 2022, the Company recorded a $484 million opioid litigation charge. See Note 12 ‘‘Commitments and Contingencies’’ to the unaudited condensed consolidated financial statements for additional information.

Adjusted operating loss
•Adjusted operating loss decreased $124 million in the six months ended June 30, 2023 compared to the prior year primarily driven by decreased operating expenses, primarily as a result of the termination of certain transformation initiatives.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of June 30, 2023, the Company had approximately $13.8 billion in cash and cash equivalents, approximately $3.3 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash during the six months ended June 30, 2023 and 2022 was as follows:

	Six Months Ended June 30,		Change
In millions, except percentages	2023	2022	$	%
Net cash provided by operating activities	$13,346	$9,006	$4,340	48.2%
Net cash used in investing activities	(18,876)	(4,123)	(14,753)	(357.8)%
Net cash provided by (used in) financing activities	6,352	(5,111)	11,463	224.3%
Net increase (decrease) in cash, cash equivalents and restricted cash	$822	$(228)	$1,050	460.5%

Commentary

•Net cash provided by operating activities increased by $4.3 billion in the six months ended June 30, 2023 compared to the prior year. The increase was primarily due to the early receipt of the July CMS payment of $5.3 billion and lower inventory purchases, partially offset by the timing of payments.
•Net cash used in investing activities increased by $14.8 billion in the six months ended June 30, 2023 compared to the prior year primarily due to the acquisitions of Oak Street Health in May 2023 and Signify Health in March 2023.
•Net cash provided by financing activities was $6.4 billion in the six months ended June 30, 2023 compared to net cash used in financing activities of $5.1 billion in the prior year. The increase in cash provided by financing activities primarily related to proceeds from the issuance of approximately $10.9 billion of long-term senior notes in the six months ended June 30, 2023 and commercial paper borrowings of $1.0 billion.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company had $1.0 billion of commercial paper outstanding at a weighted average interest rate of 5.56% as of June 30, 2023. In connection with its commercial paper program, the Company maintains a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2025, a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2026, and a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2027. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of June 30, 2023, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Term Loan Agreement
On May 1, 2023, the Company entered into a 364-day $5.0 billion term loan agreement. The term loan agreement allows for borrowings at various rates that are dependent, in part, on the Company’s debt ratings. On May 2, 2023, the Company borrowed $5.0 billion at an interest rate of approximately 6.2% under the term loan agreement to fund a portion of the Oak Street Health acquisition purchase price. On June 2, 2023, the Company repaid the outstanding balance under the term loan agreement.

Federal Home Loan Bank of Boston
A subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of June 30, 2023 was approximately $970 million. As of June 30, 2023, there were no outstanding advances from the FHLBB.

Long-term Borrowings

2023 Notes
On June 2, 2023, the Company issued $1.0 billion aggregate principal amount of 5.0% senior notes due January 2029, $750 million aggregate principal amount of 5.25% senior notes due January 2031, $1.25 billion aggregate principal amount of 5.3% senior notes due June 2033, $1.25 billion aggregate principal amount of 5.875% senior notes due June 2053 and $750 million aggregate principal amount of 6.0% senior notes due June 2063 for total proceeds of approximately $4.9 billion, net of discounts and underwriting fees. The net proceeds of these offerings were used, along with cash on hand, to repay the outstanding balance under the term loan agreement described above.

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

Oak Street Health Convertible Notes
Prior to the Oak Street Health Acquisition, Oak Street Health held 0% convertible senior notes with an aggregate principal amount of $920 million (the “Convertible Notes”), which were assumed by the Company in connection with the Oak Street Health Acquisition. The Oak Street Health Acquisition constituted a fundamental change in the Convertible Notes giving the holders the right to require the Company to repurchase the Convertible Notes. The repurchase price was an amount in cash equal to 100% of the principal amount of the Convertible Notes. On May 31, 2023, the Company issued a notice of repurchase to the holders of the Convertible Notes. In connection with this notice, $917 million of the Convertible Notes were submitted for repurchase and settled on July 21, 2023, with $3 million remaining outstanding.

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of June 30, 2023, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of June 30, 2023, the Company’s long-term debt was rated “Baa2” by Moody’s Investor Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Stable” by both Moody’s and S&P. In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Program

The following share repurchase program has been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of June 30, 2023
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	4.5

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

During the six months ended June 30, 2023 and 2022, the Company repurchased an aggregate of 22.8 million shares of common stock for approximately $2.0 billion and an aggregate of 19.1 million shares of common stock for approximately $2.0 billion, respectively, both pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below.

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

For a full description of the Company’s other critical accounting policies, see “Critical Accounting Policies” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 to the May 2023 8-K.

Form 10-Q Table of Contents
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

All statements addressing the future operating performance of CVS Health or any segment or any subsidiary and/or future events or developments, including statements relating to the impact of COVID-19 and any new variants or viruses on the Company’s businesses, investment portfolio, operating results, cash flows and/or financial condition, statements relating to corporate strategy, statements relating to future revenue, operating income or adjusted operating income, earnings per share or adjusted earnings per share, Health Care Benefits segment business, sales results and/or trends, medical cost trends, medical membership, Medicare Part D membership, medical benefit ratios and/or operations, Health Services segment business, sales results and/or trends and/or operations, Pharmacy & Consumer Wellness segment business, sales results and/or trends and/or operations, incremental investment spending, interest expense, effective tax rate, weighted-average share count, cash flow from operations, net capital expenditures, cash available for debt repayment, statements related to possible, proposed or pending acquisitions, joint ventures, investments or combinations that involve, among other things, the timing or likelihood of receipt of regulatory approvals, the timing of completion, integration synergies, net synergies and integration risks and other costs, including those related to CVS Health’s acquisitions of Signify Health and Oak Street Health, enterprise modernization, transformation, leverage ratio, cash available for enhancing shareholder value, inventory reduction, turn rate and/or loss rate, debt ratings, the Company’s ability to attract or retain customers and clients, store development and/or relocations, new product development, and the impact of industry and regulatory developments as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

Forward-looking statements rely on a number of estimates, assumptions and projections concerning future events, and are subject to a number of significant risks and uncertainties and other factors that could cause actual results to differ materially from those statements. Many of these risks and uncertainties and other factors are outside our control.

Certain additional risks and uncertainties and other factors are described under “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and under “Risk Factors” included in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023; these are not the only risks and uncertainties we face. There can be no assurance that the Company has identified all the risks that may affect it. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial also may adversely affect the Company’s businesses. If any of those risks or uncertainties develops into actual events, those events or circumstances could have a material adverse effect on the Company’s businesses, operating results, cash flows, financial condition and/or stock price, among other effects.

You should not put undue reliance on forward-looking statements. Any forward-looking statement speaks only as of the date of this report, and we disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events, uncertainties or otherwise.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in exposures to market risk since December 31, 2022. See the information contained in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 25, 2023, for a discussion of the Company’s exposures to market risk.

Form 10-Q Table of Contents
Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of June 30, 2023, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.Other Information

Item 1.Legal Proceedings

The information contained in Note 12 ‘‘Commitments and Contingencies’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.Risk Factors

There have been no material changes to the “Risk Factors” disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 10-K”) and the “Risk Factors” disclosed in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (the “Q1 2023 10-Q”). The risk factors set forth in the 2022 10-K and the Q1 2023 10-Q could adversely affect the Company’s businesses, operating results, cash flows and/or financial condition as well as the market price of CVS Health Corporation’s common stock.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended June 30, 2023, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase programs authorized by CVS Health Corporation’s Board of Directors on November 17, 2022 and December 9, 2021. See Note 9 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 through April 30, 2023	—	$—	—	$14,500,000,143
May 1, 2023 through May 31, 2023	—	$—	—	$14,500,000,143
June 1, 2023 through June 30, 2023	—	$—	—	$14,500,000,143
	—		—

Form 10-Q Table of Contents
Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of CVS Health Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Form 10-Q Table of Contents
Item 6. Exhibits

The exhibits listed in this Item 6 are filed as part of this Quarterly Report on Form 10-Q. Exhibits marked with an asterisk (*) are management contracts or compensatory plans or arrangements. Exhibits other than those listed are omitted because they are not required to be listed or are not applicable. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant hereby agrees to furnish to the U.S. Securities and Exchange Commission a copy of any omitted instrument that is not required to be listed.

INDEX TO EXHIBITS

4	Instruments defining the rights of security holders, including indentures

4.1	Form of the Registrant’s 2029 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).

4.2	Form of the Registrant’s 2031 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).

4.3	Form of the Registrant’s 2033 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).

4.4	Form of the Registrant’s 2053 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).

4.5	Form of the Registrant’s 2063 Note (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).

10	Material Contracts

10.1*	Amendment to Registrant’s 2007 Employee Stock Purchase Plan dated May 2, 2023.

10.2*	The Registrant’s Amended and Restated Severance Plan for Non-Store Employees dated January 1, 2022.

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated August 2, 2023 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	August 2, 2023	By:	/s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President and Chief Financial Officer