Form 10-Q
period 2023-09-30
CVS HEALTH Corp
filed 2023-11-01
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of October 25, 2023, the registrant had 1,286,896,582 shares of common stock issued and outstanding.

Form 10-Q Table of Contents
Part I.Financial Information

Item 1.Financial Statements

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2023 and 2022	2

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2023 and 2022	3

Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2023 and December 31, 2022	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2023 and 2022	5

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the three months ended September 30, 2023 and 2022, the three months ended June 30, 2023 and 2022 and the three months ended March 31, 2023 and 2022	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Report of Independent Registered Public Accounting Firm	55

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2023	2022	2023	2022
Revenues:
Products	$61,298	$57,643	$179,984	$166,959
Premiums	24,657	21,003	74,117	63,894
Services	3,532	2,312	8,977	7,253
Net investment income	277	201	885	515
Total revenues	89,764	81,159	263,963	238,621
Operating costs:
Cost of products sold	54,688	50,365	159,679	145,164
Health care costs	21,499	17,401	63,729	52,814
Restructuring charges	11	—	507	—
Opioid litigation charges	—	5,220	—	5,704
Loss on assets held for sale	—	2,480	349	2,521
Operating expenses	9,876	9,612	29,329	28,123
Total operating costs	86,074	85,078	253,593	234,326
Operating income (loss)	3,690	(3,919)	10,370	4,295
Interest expense	693	566	1,968	1,735
Other income	(22)	(41)	(66)	(126)
Income (loss) before income tax provision (benefit)	3,019	(4,444)	8,468	2,686
Income tax provision (benefit)	754	(1,045)	2,147	691
Net income (loss)	2,265	(3,399)	6,321	1,995
Net income attributable to noncontrolling interests	(4)	(7)	(23)	(18)
Net income (loss) attributable to CVS Health	$2,261	$(3,406)	$6,298	$1,977

Net income (loss) per share attributable to CVS Health:
Basic	$1.76	$(2.59)	$4.90	$1.51
Diluted	$1.75	$(2.59)	$4.88	$1.49
Weighted average shares outstanding:
Basic	1,287	1,315	1,284	1,313
Diluted	1,290	1,315	1,289	1,324
Dividends declared per share	$0.605	$0.55	$1.815	$1.65
See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Net income (loss)	$2,265	$(3,399)	$6,321	$1,995
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)	(321)	(637)	85	(2,634)
Change in discount rate on long-duration insurance reserves	181	250	167	929
Foreign currency translation adjustments	(2)	(7)	(1)	(5)
Net cash flow hedges	(4)	8	9	20
Pension and other postretirement benefits	—	1	—	2
Other comprehensive income (loss)	(146)	(385)	260	(1,688)
Comprehensive income (loss)	2,119	(3,784)	6,581	307
Comprehensive income attributable to noncontrolling interests	(4)	(7)	(23)	(18)
Comprehensive income (loss) attributable to CVS Health	$2,115	$(3,791)	$6,558	$289

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	September 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$13,043	$12,945
Investments	3,145	2,778
Accounts receivable, net	32,927	27,276
Inventories	17,954	19,090
Assets held for sale	—	908
Other current assets	3,074	2,636
Total current assets	70,143	65,633
Long-term investments	21,667	21,096
Property and equipment, net	13,022	12,873
Operating lease right-of-use assets	17,564	17,872
Goodwill	91,261	78,150
Intangible assets, net	29,624	24,803
Separate accounts assets	3,200	3,228
Other assets	4,825	4,620
Total assets	$251,306	$228,275

Liabilities:
Accounts payable	$14,874	$14,838
Pharmacy claims and discounts payable	21,497	19,423
Health care costs payable	12,550	10,142
Policyholders’ funds	1,440	1,500
Accrued expenses	22,571	18,745
Other insurance liabilities	4,748	1,089
Current portion of operating lease liabilities	1,741	1,678
Current portion of long-term debt	2,132	1,778
Liabilities held for sale	—	228
Total current liabilities	81,553	69,421
Long-term operating lease liabilities	16,441	16,800
Long-term debt	59,782	50,476
Deferred income taxes	4,250	4,016
Separate accounts liabilities	3,200	3,228
Other long-term insurance liabilities	5,333	5,835
Other long-term liabilities	6,237	6,730
Total liabilities	176,796	156,506

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,767 shares issued and 1,287 shares outstanding at September 30, 2023 and 1,758 shares issued and 1,300 shares outstanding at December 31, 2022 and capital surplus	48,829	48,193
Treasury stock, at cost: 480 shares at September 30, 2023 and 458 shares at December 31, 2022	(33,831)	(31,858)
Retained earnings	60,343	56,398
Accumulated other comprehensive loss	(1,004)	(1,264)
Total CVS Health shareholders’ equity	74,337	71,469
Noncontrolling interests	173	300
Total shareholders’ equity	74,510	71,769
Total liabilities and shareholders’ equity	$251,306	$228,275

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2023	2022
Cash flows from operating activities:
Cash receipts from customers	$260,300	$235,395
Cash paid for inventory, prescriptions dispensed and health services rendered	(153,051)	(138,785)
Insurance benefits paid	(61,658)	(51,434)
Cash paid to other suppliers and employees	(26,038)	(22,728)
Interest and investment income received	1,174	687
Interest paid	(2,049)	(1,936)
Income taxes paid	(2,616)	(3,070)
Net cash provided by operating activities	16,062	18,129

Cash flows from investing activities:
Proceeds from sales and maturities of investments	5,547	5,535
Purchases of investments	(6,625)	(6,439)
Purchases of property and equipment	(2,120)	(2,039)
Acquisitions (net of cash and restricted cash acquired)	(16,492)	(131)
Proceeds from sale of subsidiaries (net of cash and restricted cash sold of $2,808 in 2022)	—	(1,928)
Other	43	74
Net cash used in investing activities	(19,647)	(4,928)

Cash flows from financing activities:
Proceeds from issuance of short-term loan	5,000	—
Repayment of short-term loan	(5,000)	—
Proceeds from issuance of long-term debt	10,898	—
Repayments of long-term debt	(2,734)	(4,195)
Repurchase of common stock	(2,013)	(2,000)
Dividends paid	(2,353)	(2,188)
Proceeds from exercise of stock options	242	510
Payments for taxes related to net share settlement of equity awards	(175)	(337)
Other	(210)	(119)
Net cash provided by (used in) financing activities	3,655	(8,329)
Net increase in cash, cash equivalents and restricted cash	70	4,872
Cash, cash equivalents and restricted cash at the beginning of the period	13,305	12,691
Cash, cash equivalents and restricted cash at the end of the period	$13,375	$17,563

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2023	2022
Reconciliation of net income to net cash provided by operating activities:
Net income	$6,321	$1,995
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,232	3,181
Loss on assets held for sale	349	2,521
Stock-based compensation	461	341
Gain on sale of subsidiary	—	(225)
Deferred income taxes and other noncash items	(360)	(2,213)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(3,920)	(2,009)
Inventories	1,305	(415)
Other assets	(518)	(244)
Accounts payable and pharmacy claims and discounts payable	2,466	3,350
Health care costs payable and other insurance liabilities	4,679	4,476
Other liabilities	2,047	7,371
Net cash provided by operating activities	$16,062	$18,129

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Loss	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2022	1,758	(458)	$48,193	$(31,858)	$56,398	$(1,264)	$71,469	$300	$71,769
Net income	—	—	—	—	2,136	—	2,136	6	2,142
Other comprehensive income	—	—	—	—	—	389	389	—	389
Stock option activity, stock awards and other	1	—	122	—	—	—	122	—	122
Purchase of treasury shares, net of ESPP issuances	—	(22)	(18)	(1,944)	—	—	(1,962)	—	(1,962)
Common stock dividends	—	—	—	—	(781)	—	(781)	—	(781)
Other increases (decreases) in noncontrolling interests	—	—	9	—	—	—	9	(108)	(99)
Balance at March 31, 2023	1,759	(480)	48,306	(33,802)	57,753	$(875)	71,382	198	71,580
Net income	—	—	—	—	1,901	—	1,901	13	1,914
Other comprehensive income	—	—	—	—	—	17	17	—	17
Stock option activity, stock awards and other	5	—	345	—	—	—	345	—	345
Purchase of treasury shares, net of ESPP issuances	—	(2)	2	(131)	—	—	(129)	—	(129)
Common stock dividends	—	—	—	—	(786)	—	(786)	—	(786)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	66	66
Other decreases in noncontrolling interests	—	—	(4)	—	—	—	(4)	(1)	(5)
Balance at June 30, 2023	1,764	(482)	48,649	(33,933)	58,868	(858)	72,726	276	73,002
Net income	—	—	—	—	2,261	—	2,261	4	2,265
Other comprehensive loss (Note 10)	—	—	—	—	—	(146)	(146)	—	(146)
Stock option activity, stock awards and other	3	—	165	—	—	—	165	—	165
ESPP issuances, net of purchase of treasury shares	—	2	3	102	—	—	105	—	105
Common stock dividends	—	—	—	—	(786)	—	(786)	—	(786)
Other increases (decreases) in noncontrolling interests	—	—	12	—	—	—	12	(107)	(95)
Balance at September 30, 2023	1,767	(480)	$48,829	$(33,831)	$60,343	$(1,004)	$74,337	$173	$74,510
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of September 30, 2023, June 30, 2023, March 31, 2023 and December 31, 2022.
(2)Common stock and capital surplus includes the par value of common stock of $18 million as of September 30, 2023, June 30, 2023, March 31, 2023 and December 31, 2022.

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2021	1,744	(422)	$47,377	$(28,173)	$54,906	$965	$75,075	$306	$75,381
Adoption of new accounting standard (Note 1) (3)	—	—	—	—	91	(631)	(540)	—	(540)
Net income	—	—	—	—	2,354	—	2,354	1	2,355
Other comprehensive loss	—	—	—	—	—	(763)	(763)	—	(763)
Stock option activity, stock awards and other	3	—	300	—	—	—	300	—	300
Purchase of treasury shares, net of ESPP issuances	—	(19)	—	(1,972)	—	—	(1,972)	—	(1,972)
Common stock dividends	—	—	—	—	(730)	—	(730)	—	(730)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	3	3
Balance at March 31, 2022	1,747	(441)	47,677	(30,145)	56,621	(429)	73,724	310	74,034
Net income	—	—	—	—	3,029	—	3,029	10	3,039
Other comprehensive loss	—	—	—	—	—	(540)	(540)	—	(540)
Stock option activity, stock awards and other	8	—	197	—	—	—	197	—	197
Purchase of treasury shares, net of ESPP issuances	—	(2)	—	(267)	—	—	(267)	—	(267)
Common stock dividends	—	—	—	—	(729)	—	(729)	—	(729)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	2	2
Balance at June 30, 2022	1,755	(443)	47,874	(30,412)	58,921	(969)	75,414	322	75,736
Net income (loss)	—	—	—	—	(3,406)	—	(3,406)	7	(3,399)
Other comprehensive loss (Note 10)	—	—	—	—	—	(385)	(385)	—	(385)
Stock option activity, stock awards and other	2	—	173	—	—	—	173	—	173
ESPP issuances, net of purchase of treasury shares	—	1	—	86	—	—	86	—	86
Common stock dividends	—	—	—	—	(723)	—	(723)	—	(723)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2022	1,757	(442)	$48,047	$(30,326)	$54,792	$(1,354)	$71,159	$328	$71,487
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

Index to Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Significant Accounting Policies

Description of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health” or the “Company”), has more than 9,000 retail locations, more than 1,000 walk-in medical clinics, 192 primary care medical clinics, a leading pharmacy benefits manager with approximately 110 million plan members and expanding specialty pharmacy solutions, and a dedicated senior pharmacy care business serving more than one million patients per year. The Company also serves an estimated more than 35 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is a leader in key segments of health care through its foundational businesses and is creating new sources of value by expanding into next generation care delivery and health services, with a goal of improving satisfaction levels for both providers and consumers. The Company believes its integrated health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

In August 2023, the Company announced the launch of CordavisTM, a wholly owned subsidiary that will work directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products. Through Cordavis, the Company will help to ensure the consistent long-term supply of FDA approved, affordable biosimilars for the U.S. pharmaceutical market.

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

Health Care Benefits Segment
The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” In addition, effective January 2022, the Company entered the individual public health insurance exchanges (“Public Exchanges”) in eight states through which it sells Insured plans directly to individual consumers. The Company entered Public Exchanges in four additional states effective January 2023 and will enter an additional five states effective January 2024.

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

Pharmacy & Consumer Wellness Segment
The Pharmacy & Consumer Wellness segment dispenses prescriptions in its retail pharmacies and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of September 30, 2023, the Pharmacy & Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Health and its subsidiaries have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, which were revised to conform with current year financial statement changes as described in Note 13 “Segment Reporting,” and are included in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2023 (the “May 2023 8-K”).

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

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	September 30, 2023	December 31, 2022
Cash and cash equivalents	$13,043	$12,945
Restricted cash (included in other current assets)	96	144
Restricted cash (included in other assets)	236	216
Total cash, cash equivalents and restricted cash in the statements of cash flows	$13,375	$13,305

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net at September 30, 2023 and December 31, 2022 was composed of the following:

In millions	September 30, 2023	December 31, 2022
Trade receivables	$10,424	$8,983
Vendor and manufacturer receivables	16,646	12,395
Premium receivables	3,254	2,676
Other receivables	2,603	3,449
Total accounts receivable, net (1)	$32,927	$27,503
_____________________________________________
(1)Includes accounts receivable of $227 million which were accounted for as assets held for sale and were included in assets held for sale on the unaudited condensed consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions and Assets Held for Sale’’ for additional information.

The Company’s allowance for credit losses was $357 million and $333 million as of September 30, 2023 and December 31, 2022, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

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

The following is a roll forward of deferred acquisition costs for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
In millions	2023	2022
Deferred acquisition costs, beginning of the period	$1,219	$879
Capitalizations	414	423
Amortization expense	(196)	(163)
Deferred acquisition costs, end of the period	$1,437	$1,139

Goodwill

The Company accounts for business combinations using the acquisition method of accounting, which requires the excess cost of an acquisition over the fair value of net assets acquired and identifiable intangible assets to be recorded as goodwill. Goodwill is not amortized, but is subject to impairment reviews annually, or more frequently, if necessary.

Effective for the 2023 annual goodwill impairment test, the Company elected to change its annual goodwill impairment test date from August 31st to October 31st to better align with its annual budgeting processes, as this previous election predates large acquisitions such as Caremark Rx, Inc. and Aetna Inc.

The Company’s most recent goodwill impairment test was performed as of January 1, 2023, in connection with the segment realignment previously described in the “Description of Business” section. The results of that impairment test indicated that there was no impairment of goodwill as of the testing date, with the fair values of all reporting units with goodwill exceeding their respective carrying values by significant margins.

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

As of September 30, 2023, future policy benefits balances of $366 million and $4.4 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively. As of December 31, 2022, future policy benefits balances of $334 million and $4.7 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively.

See Note 7 ‘‘Other Insurance Liabilities and Separate Accounts’’ for additional information about future policy benefits.

Revenue Recognition

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source in each segment for the three and nine months ended September 30, 2023 and 2022:

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended September 30, 2023
Major goods/services lines:
Pharmacy	$—	$44,985	$22,977	$—	$(11,764)	$56,198
Front Store	—	—	5,371	—	—	5,371
Premiums	24,645	—	—	12	—	24,657
Net investment income (loss)	187	—	(2)	92	—	277
Other	1,464	1,906	526	1	(636)	3,261
Total	$26,296	$46,891	$28,872	$105	$(12,400)	$89,764

Health Services distribution channel:
Pharmacy network (1)		$27,981
Mail & specialty (2)		17,004
Other		1,906
Total		$46,891

Three Months Ended September 30, 2022
Major goods/services lines:
Pharmacy	$—	$42,652	$21,084	$—	$(11,361)	$52,375
Front Store	—	—	5,581	—	—	5,581
Premiums	20,989	—	—	14	—	21,003
Net investment income (loss)	101	—	(10)	110	—	201
Other	1,406	602	582	18	(609)	1,999
Total	$22,496	$43,254	$27,237	$142	$(11,970)	$81,159

Health Services distribution channel:
Pharmacy network (1)		$26,334
Mail & specialty (2)		16,318
Other		602
Total		$43,254

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Nine Months Ended September 30, 2023
Major goods/services lines:
Pharmacy	$—	$133,428	$67,371	$—	$(36,754)	$164,045
Front Store	—	—	16,597	—	—	16,597
Premiums	74,079	—	—	38	—	74,117
Net investment income (loss)	556	—	(4)	333	—	885
Other	4,285	4,269	1,614	5	(1,854)	8,319
Total	$78,920	$137,697	$85,578	$376	$(38,608)	$263,963

Health Services distribution channel:
Pharmacy network (1)		$83,050
Mail & specialty (2)		50,378
Other		4,269
Total		$137,697

Nine Months Ended September 30, 2022
Major goods/services lines:
Pharmacy	$—	$123,627	$61,496	$—	$(33,932)	$151,191
Front Store	—	—	16,630	—	—	16,630
Premiums	63,848	—	—	46	—	63,894
Net investment income (loss)	278	—	(44)	281	—	515
Other	4,205	2,180	1,799	51	(1,844)	6,391
Total	$68,331	$125,807	$79,881	$378	$(35,776)	$238,621

Health Services distribution channel:
Pharmacy network (1)		$76,358
Mail & specialty (2)		47,269
Other		2,180
Total		$125,807
_____________________________________________
(1)Health Services pharmacy network is defined as claims filled at retail and specialty retail pharmacies, including the Company’s retail pharmacies and LTC pharmacies. Effective January 1, 2023, pharmacy network also includes activity associated with Maintenance Choice®, which permits eligible client plan members to fill their maintenance prescriptions through mail order delivery or at a CVS pharmacy retail store for the same price as mail order. Maintenance Choice activity was previously reflected in mail & specialty. Prior period financial information has been revised to conform with current period presentation.
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

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	September 30, 2023	December 31, 2022
Trade receivables (included in accounts receivable, net)	$10,424	$8,983
Contract liabilities (included in accrued expenses)	167	71

During the nine months ended September 30, 2023 and 2022, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. During the nine months ended September 30, 2023, the contract liabilities balance also reflects the addition of contract liabilities acquired in connection with the Company’s acquisitions of Signify Health, Inc. (“Signify Health”) and Oak Street Health, Inc. (“Oak Street Health”) on March 29, 2023 and May 2, 2023, respectively. Below is a summary of such changes:

	Nine Months Ended September 30,
In millions	2023	2022
Contract liabilities, beginning of the period	$71	$87
Rewards earnings and gift card issuances	250	250
Redemption and breakage	(267)	(263)
Acquired contract liabilities	109	—
Other	4	—
Contract liabilities, end of the period	$167	$74

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of $12 million and $16 million in the three months ended September 30, 2023 and 2022, respectively, and expensed fees for the use of this network of $44 million and $47 million in the nine months ended September 30, 2023 and 2022, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services, LLC (“Heartland”), which operates an LTC pharmacy. Heartland paid the Company $5 million and $22 million for pharmaceutical inventory purchases during the three months ended September 30, 2023 and 2022, respectively, and $34 million and $66 million for pharmaceutical inventory purchases during the nine months ended September 30, 2023 and 2022, respectively. Additionally, the Company performs certain collection functions for Heartland and then transfers those customer cash collections to Heartland. The Company’s investment in and equity in the earnings of Heartland for all periods presented is immaterial.

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

Impact of Long-Duration Insurance Standard Adoption on Financial Statement Line Items
As a result of applying the long-duration insurance standard using a modified retrospective method, the following adjustments were made to amounts reported in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2022:

	Impact of Change in Accounting Policy
In millions	As Reported September 30, 2022	Adjustments	Adjusted September 30, 2022
Three Months Ended
Condensed Consolidated Statement of Operations:
Operating costs:
Health care costs	$17,419	$(18)	$17,401
Operating expenses	9,606	6	9,612
Total operating costs	85,090	(12)	85,078
Operating loss	(3,931)	12	(3,919)
Loss before income tax benefit	(4,456)	12	(4,444)
Income tax benefit	(1,047)	2	(1,045)
Net loss	(3,409)	10	(3,399)
Net loss attributable to CVS Health	(3,416)	10	(3,406)
Net loss per share attributable to CVS Health:
Basic	$(2.60)	$0.01	$(2.59)
Diluted	$(2.60)	$0.01	$(2.59)

Nine Months Ended
Condensed Consolidated Statement of Operations:
Operating costs:
Health care costs	$52,976	$(162)	$52,814
Operating expenses	28,128	(5)	28,123
Total operating costs	234,493	(167)	234,326
Operating income	4,128	167	4,295
Income before income tax provision	2,519	167	2,686
Income tax provision	654	37	691
Net income	1,865	130	1,995
Net income attributable to CVS Health	1,847	130	1,977
Net income per share attributable to CVS Health:
Basic	$1.41	$0.10	$1.51
Diluted	$1.40	$0.09	$1.49

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

As a result of applying the long-duration insurance standard using a modified retrospective method, the following adjustments were made to amounts reported in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2022:

	Impact of Change in Accounting Policy
In millions	As Reported September 30, 2022	Adjustments	Adjusted September 30, 2022
Condensed Consolidated Statement of Cash Flows:
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,865	$130	$1,995
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,198	(17)	3,181
Deferred income taxes and other noncash items	(2,250)	37	(2,213)
Change in operating assets and liabilities, net of effects from acquisitions:
Other assets	(311)	67	(244)
Health care costs payable and other insurance liabilities	4,687	(211)	4,476
Other liabilities	7,377	(6)	7,371

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

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values at the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

In millions
Cash and cash equivalents	$201
Investments	168
Accounts receivable	1,143
Other current assets	46
Property and equipment	180
Operating lease right-of-use assets	316
Goodwill	7,189
Intangible assets	4,233
Other long-term assets	7
Total assets acquired	13,483
Health care costs payable	1,098
Other current liabilities	443
Operating lease liabilities (current and long-term)	378
Debt (current and long-term)	1,028
Deferred income taxes	773
Other long-term liabilities	29
Total liabilities assumed	3,749
Noncontrolling interests	66
Total consideration transferred	$9,668

The assessment of fair value is preliminary and is based on information that was available to management at the time the unaudited condensed consolidated financial statements were prepared. The most significant open items included the accounting for income taxes and the accounting for contingencies as management is awaiting additional information to complete its assessment of these matters. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of the Company’s purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material.

Goodwill
Goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the health services industry, the assembled workforce acquired, expected revenue and medical cost synergies, as well as operating efficiencies and cost savings. The preliminary valuation of goodwill was allocated to the Company’s business segments as follows:

In millions
Health Services	$6,912
Pharmacy & Consumer Wellness	156
Health Care Benefits	121
Total goodwill	$7,189

The amount of goodwill deductible for income tax purposes was not material.

Intangible Assets
The following table summarizes the fair values and weighted average useful lives for intangible assets acquired in the Oak Street Health Acquisition:

In millions, except weighted average useful life	Gross Fair Value	Weighted Average Useful Life (years)
Customer relationships (1)	$3,620	19.9
Technology	143	3.0
Trademark (definite-lived)	470	8.0
Total intangible assets	$4,233	18.0
_____________________________________________
(1) The substantial majority of the customer relationships intangible asset relates to relationships with health plan payers.

Deferred Income Taxes
The purchase price allocation includes net deferred tax liabilities of $773 million, primarily related to deferred tax liabilities established on the identifiable acquired intangible assets.

Consolidated Results of Operations
During the period from the Oak Street Health Acquisition Date through September 30, 2023, the Company’s consolidated results of operations included $1.3 billion of revenues and $304 million of operating losses, including $121 million of intangible asset amortization and $51 million of stock-based compensation, associated with the results of operations of Oak Street Health.

During the nine months ended September 30, 2023, the Company incurred transaction costs of $77 million associated with the Oak Street Health Acquisition, which were recorded in operating expenses.

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

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values at the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

In millions
Cash and cash equivalents	$376
Accounts receivable	190
Other current assets (including restricted cash of $28)	147
Property and equipment	25
Goodwill	5,922
Intangible assets	1,920
Other long-term assets	23
Total assets acquired	8,603
Other current liabilities	606
Debt (current and long-term)	346
Deferred income taxes	272
Other long-term liabilities	26
Total liabilities assumed	1,250
Total consideration transferred	$7,353

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

Goodwill
Goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the health services industry, the assembled workforce acquired, expected revenue and medical cost synergies, as well as operating efficiencies and cost savings. The preliminary valuation of goodwill was allocated to the Company’s business segments as follows:

In millions
Health Services	$3,419
Health Care Benefits	2,473
Pharmacy & Consumer Wellness	30
Total goodwill	$5,922

Approximately $1.7 billion of goodwill is deductible for income tax purposes.

Intangible Assets
The following table summarizes the fair values and weighted average useful lives for intangible assets acquired in the Signify Health Acquisition:

In millions, except weighted average useful life	Gross Fair Value	Weighted Average Useful Life (years)
Customer relationships	$1,810	16.7
Technology	50	3.0
Trademark (definite-lived)	60	5.0
Total intangible assets	$1,920	16.0

Deferred Income Taxes
The purchase price allocation includes net deferred tax liabilities of $272 million, primarily related to deferred tax liabilities established on the identifiable acquired intangible assets.

Consolidated Results of Operations
During the period from the Signify Health Acquisition Date through September 30, 2023, the Company’s consolidated results of operations included $528 million of revenues associated with the results of operations of Signify Health, while its impact on consolidated operating income was not material.

During the nine months ended September 30, 2023, the Company incurred transaction costs of $37 million associated with the Signify Health Acquisition, which were recorded in operating expenses.

Assets Held For Sale

The Company continually evaluates its portfolio for non-strategic assets. During 2022, the Company determined that its Omnicare® long-term care business (“LTC business”), which is included within the Pharmacy & Consumer Wellness segment, was no longer a strategic asset and during the third quarter of 2022 committed to a plan to sell the LTC business. At that time, the LTC business met the criteria to be classified as held for sale.

During 2022, the carrying value of the LTC business was determined to be greater than its estimated fair value less costs to sell. Accordingly, the Company recorded total losses on assets held for sale of $2.5 billion during the year ended December 31, 2022. During the first quarter of 2023, a loss on assets held for sale of $349 million was recorded to write-down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflects its estimated fair value less costs to sell. The loss on assets held for sale represents the write-down of long-lived assets and was recorded in the Company’s unaudited condensed consolidated statement of operations within the Pharmacy & Consumer Wellness segment.

While the Company continues to evaluate strategic alternatives for the LTC business, during the third quarter of 2023, the Company determined it was no longer probable that a sale would be completed in the near term. At that time, the Company concluded that the LTC business no longer met the criteria to be classified as held for sale. Accordingly, the assets and liabilities associated with this business have been reclassified to held and used at their respective fair values on the unaudited condensed consolidated balance sheet as of September 30, 2023.

3.Restructuring Program

During the second quarter of 2023, the Company developed an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with the development of this plan and the recently completed acquisitions of Signify Health and Oak Street Health, the Company also conducted a strategic review of its various transformation initiatives and determined that it would terminate certain initiatives, including providing clinical trials services. In connection with the restructuring plan, during the second quarter of 2023, the Company recorded a $496 million pre-tax restructuring charge, comprised of $344 million of severance and employee-related costs associated with corporate workforce optimization and $152 million of asset impairment charges, and during the third quarter of 2023, the Company recorded an $11 million stock-based compensation charge associated with the impacted employees. These restructuring charges are reflected in the Corporate/Other segment. The severance and employee-related costs were recorded in accrued expenses and the asset impairments were recorded as a reduction of property and equipment, net, while the stock-based compensation charge was reflected as an adjustment to common stock and capital surplus on the unaudited condensed consolidated balance sheet. During the three months ended September 30, 2023, the Company made payments of $58 million related to the severance and employee-related costs.

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

The restructuring program is expected to be substantially complete by the end of 2023.

4.Investments

Total investments at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023			December 31, 2022
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$3,027	$17,374	$20,401	$2,718	$17,562	$20,280
Mortgage loans	116	1,157	1,273	55	989	1,044
Other investments	2	3,136	3,138	5	2,562	2,567
Total investments (1)	$3,145	$21,667	$24,812	$2,778	$21,113	$23,891
_____________________________________________
(1)Includes long-term investments of $17 million which were accounted for as assets held for sale and were included in assets held for sale on the unaudited condensed consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions and Assets Held for Sale’’ for additional information.

Debt Securities

Debt securities available for sale at September 30, 2023 and December 31, 2022 were as follows:

In millions	Gross Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
Debt securities:
U.S. government securities	$2,092	$—	$2,092	$—	$(171)	$1,921
States, municipalities and political subdivisions	2,277	—	2,277	1	(151)	2,127
U.S. corporate securities	10,062	—	10,062	12	(879)	9,195
Foreign securities	2,621	(1)	2,620	9	(233)	2,396
Residential mortgage-backed securities	833	—	833	—	(103)	730
Commercial mortgage-backed securities	1,128	—	1,128	—	(151)	977
Other asset-backed securities	3,069	—	3,069	13	(46)	3,036
Redeemable preferred securities	20	—	20	—	(1)	19
Total debt securities (1)	$22,102	$(1)	$22,101	$35	$(1,735)	$20,401

December 31, 2022
Debt securities:
U.S. government securities	$2,074	$—	$2,074	$—	$(182)	$1,892
States, municipalities and political subdivisions	2,393	—	2,393	8	(129)	2,272
U.S. corporate securities	9,838	(3)	9,835	26	(903)	8,958
Foreign securities	2,780	(1)	2,779	15	(244)	2,550
Residential mortgage-backed securities	845	—	845	1	(89)	757
Commercial mortgage-backed securities	1,172	—	1,172	1	(155)	1,018
Other asset-backed securities	2,940	—	2,940	6	(136)	2,810
Redeemable preferred securities	25	—	25	—	(2)	23
Total debt securities (1)	$22,067	$(4)	$22,063	$57	$(1,840)	$20,280
_____________________________________________
(1)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At September 30, 2023, debt securities with a fair value of $560 million, gross unrealized capital gains of $2 million and gross unrealized capital losses of $63 million and at December 31, 2022, debt securities with a fair value of $609 million, gross unrealized capital gains of $3 million and gross unrealized capital losses of $59 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive loss.

The net amortized cost and fair value of debt securities at September 30, 2023 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Net Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,273	$1,254
One year through five years	7,413	6,995
After five years through ten years	4,279	3,891
Greater than ten years	4,106	3,518
Residential mortgage-backed securities	833	730
Commercial mortgage-backed securities	1,128	977
Other asset-backed securities	3,069	3,036
Total	$22,101	$20,401

Summarized below are the debt securities the Company held at September 30, 2023 and December 31, 2022 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
September 30, 2023
Debt securities:
U.S. government securities	143	$393	$12	370	$1,250	$159	513	$1,643	$171
States, municipalities and political subdivisions	614	1,003	36	634	939	115	1,248	1,942	151
U.S. corporate securities	2,619	2,903	127	4,427	5,688	752	7,046	8,591	879
Foreign securities	565	749	28	1,064	1,473	205	1,629	2,222	233
Residential mortgage-backed securities	88	234	9	460	496	94	548	730	103
Commercial mortgage-backed securities	83	207	11	340	668	140	423	875	151
Other asset-backed securities	399	1,010	11	597	1,144	35	996	2,154	46
Redeemable preferred securities	4	2	—	8	17	1	12	19	1
Total debt securities	4,515	$6,501	$234	7,900	$11,675	$1,501	12,415	$18,176	$1,735

December 31, 2022
Debt securities:
U.S. government securities	519	$1,620	$164	35	$191	$18	554	$1,811	$182
States, municipalities and political subdivisions	859	1,370	95	196	322	34	1,055	1,692	129
U.S. corporate securities	5,193	6,537	622	1,479	1,822	281	6,672	8,359	903
Foreign securities	1,168	1,715	147	403	592	97	1,571	2,307	244
Residential mortgage-backed securities	452	464	39	91	257	50	543	721	89
Commercial mortgage-backed securities	288	611	69	187	381	86	475	992	155
Other asset-backed securities	1,008	1,893	88	391	694	48	1,399	2,587	136
Redeemable preferred securities	13	18	2	2	5	—	15	23	2
Total debt securities	9,500	$14,228	$1,226	2,784	$4,264	$614	12,284	$18,492	$1,840

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at September 30, 2023 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of September 30, 2023, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at September 30, 2023 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$16	$1	$1,032	$19	$1,048	$20
One year through five years	151	7	6,356	416	6,507	423
After five years through ten years	113	14	3,439	381	3,552	395
Greater than ten years	206	37	3,104	560	3,310	597
Residential mortgage-backed securities	8	1	722	102	730	103
Commercial mortgage-backed securities	16	2	859	149	875	151
Other asset-backed securities	18	1	2,136	45	2,154	46
Total	$528	$63	$17,648	$1,672	$18,176	$1,735

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the three and nine months ended September 30, 2023 and 2022, the Company had the following activity in its mortgage loan portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
New mortgage loans	$63	$125	$286	$305
Mortgage loans fully repaid	17	62	34	136
Mortgage loans foreclosed	—	—	—	—

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

Based on the Company’s assessments at September 30, 2023 and December 31, 2022, the amortized cost basis of the Company's mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2023	2022	2021	2020	2019	Prior	Total
September 30, 2023
1	$—	$—	$—	$—	$—	$12	$12
2 to 4	259	344	239	35	11	347	1,235
5 and 6	—	—	6	—	—	20	26
7	—	—	—	—	—	—	—
Total	$259	$344	$245	$35	$11	$379	$1,273

December 31, 2022
1		$—	$—	$—	$—	$15	$15
2 to 4		326	247	36	11	402	1,022
5 and 6		—	—	—	—	7	7
7		—	—	—	—	—	—
Total		$326	$247	$36	$11	$424	$1,044

Net Investment Income

Sources of net investment income for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Debt securities	$217	$174	$612	$510
Mortgage loans	16	14	43	38
Other investments	199	134	609	279
Gross investment income	432	322	1,264	827
Investment expenses	(13)	(11)	(34)	(29)
Net investment income (excluding net realized capital losses)	419	311	1,230	798
Net realized capital losses (1)	(142)	(110)	(345)	(283)
Net investment income (2)	$277	$201	$885	$515
_____________________________________________
(1)Net realized capital losses include yield-related impairment losses on debt securities of $47 million in the three months ended September 30, 2023. There were no credit-related losses on debt securities in the three months ended September 30, 2023. Net realized capital losses include yield-related impairment losses on debt securities of $108 million and are net of the reversal of previously recorded credit-related impairment losses on debt securities of $3 million in the nine months ended September 30, 2023. Net realized capital losses include yield-related and credit-related impairment losses on debt securities of $73 million and $1 million, respectively, in the three months ended September 30, 2022. Net realized capital losses include yield-related and credit-related impairment losses on debt securities of $121 million and $17 million, respectively, in the nine months ended September 30, 2022.
(2)Net investment income includes $8 million and $25 million for the three and nine months ended September 30, 2023, respectively, and $8 million and $26 million for the three and nine months ended September 30, 2022, respectively, related to investments supporting experience-rated products.

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Proceeds from sales	$1,171	$593	$3,503	$3,556
Gross realized capital gains	2	3	7	20
Gross realized capital losses	110	28	294	135

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

For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 4 ‘‘Fair Value’’ in Exhibit 99.1 to the May 2023 8-K.

There were no financial liabilities measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at September 30, 2023 or December 31, 2022. Financial assets measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at September 30, 2023 and December 31, 2022 were as follows:

In millions	Level 1	Level 2	Level 3	Total
September 30, 2023
Cash and cash equivalents	$5,159	$7,884	$—	$13,043
Debt securities:
U.S. government securities	1,899	22	—	1,921
States, municipalities and political subdivisions	—	2,127	—	2,127
U.S. corporate securities	—	9,166	29	9,195
Foreign securities	—	2,388	8	2,396
Residential mortgage-backed securities	—	730	—	730
Commercial mortgage-backed securities	—	977	—	977
Other asset-backed securities	—	3,036	—	3,036
Redeemable preferred securities	—	19	—	19
Total debt securities	1,899	18,465	37	20,401
Equity securities	187	—	83	270
Total	$7,245	$26,349	$120	$33,714

December 31, 2022
Cash and cash equivalents (1)	$6,902	$6,049	$—	$12,951
Debt securities:
U.S. government securities	1,860	32	—	1,892
States, municipalities and political subdivisions	—	2,272	—	2,272
U.S. corporate securities	—	8,897	61	8,958
Foreign securities	—	2,542	8	2,550
Residential mortgage-backed securities	—	757	—	757
Commercial mortgage-backed securities	—	1,018	—	1,018
Other asset-backed securities	—	2,810	—	2,810
Redeemable preferred securities	—	23	—	23
Total debt securities	1,860	18,351	69	20,280
Equity securities	116	—	60	176
Total	$8,878	$24,400	$129	$33,407
_____________________________________________
(1)Includes cash and cash equivalents of $6 million which were accounted for as assets held for sale and were included in assets held for sale on the unaudited condensed consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions and Assets Held for Sale’’ for additional information.

During the three months ended September 30, 2023 and 2022 there were no transfers into or out of Level 3. During the nine months ended September 30, 2023 and 2022, there were $42 million and $29 million, respectively, of transfers out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the unaudited condensed consolidated balance sheets at adjusted cost or contract value at September 30, 2023 and December 31, 2022 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
September 30, 2023
Assets:
Mortgage loans	$1,273	$—	$—	$1,203	$1,203
Equity securities (1)	519	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	1	—	—	1	1
Without a fixed maturity	324	—	—	277	277
Long-term debt	61,914	54,807	—	—	54,807

December 31, 2022
Assets:
Mortgage loans	$1,044	$—	$—	$978	$978
Equity securities (1)	411	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	3	—	—	3	3
Without a fixed maturity	332	—	—	305	305
Long-term debt (2)	52,257	47,653	—	—	47,653
_____________________________________________
(1)It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.
(2)Includes long-term debt of $3 million which was accounted for as liabilities held for sale and was included in liabilities held for sale on the unaudited condensed consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions and Assets Held for Sale’’ for additional information.

Separate Accounts assets relate to the Company’s large case pensions products which represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023				December 31, 2022
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$152	$—	$153	$2	$154	$—	$156
Debt securities	667	1,896	—	2,563	712	1,965	—	2,677
Common/collective trusts	—	443	—	443	—	480	—	480
Total (1)	$668	$2,491	$—	$3,159	$714	$2,599	$—	$3,313
_____________________________________________
(1)Excludes $41 million of other receivables and $85 million of other payables at September 30, 2023 and December 31, 2022, respectively.

6.Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
In millions	2023	2022
Health care costs payable, beginning of the period	$10,142	$8,678
Less: Reinsurance recoverables	5	8
Less: Impact of discount rate on long-duration insurance reserves (1)	8	—
Health care costs payable, beginning of the period, net	10,129	8,670
Acquisitions, net	1,098	—
Add: Components of incurred health care costs
Current year	64,183	53,216
Prior years	(679)	(670)
Total incurred health care costs (2)	63,504	52,546
Less: Claims paid
Current year	52,952	43,632
Prior years	9,207	7,468
Total claims paid	62,159	51,100
Add: Premium deficiency reserve	—	5
Health care costs payable, end of the period, net	12,572	10,121
Add: Reinsurance recoverables	4	5
Add: Impact of discount rate on long-duration insurance reserves (1)	(26)	5
Health care costs payable, end of the period	$12,550	$10,131
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
(2)Total incurred health care costs for the nine months ended September 30, 2023 and 2022 in the table above exclude $62 million and $59 million, respectively, of health care costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets and $163 million and $204 million, respectively, of health care costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets. The incurred health care costs for the nine months ended September 30, 2022 also exclude $5 million for a premium deficiency reserve related to the Company’s Medicaid products.

The Company’s estimates of prior years’ health care costs payable decreased by $679 million and $670 million, respectively, in the nine months ended September 30, 2023 and 2022, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At September 30, 2023, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $8.9 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims at September 30, 2023 related to the current year.

7.Other Insurance Liabilities and Separate Accounts

Future Policy Benefits

The following tables show the components of the change in the liability for future policy benefits, which is included in other insurance liabilities and other long-term insurance liabilities on the unaudited condensed consolidated balance sheets, during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023
In millions	Large Case Pensions	Long-Term Care
Present value of expected net premiums (1)
Liability for future policy benefits, beginning of period - current discount rate		$300

Beginning liability for future policy benefits at original (locked-in) discount rate		$302
Effect of changes in cash flow assumptions		—
Effect of actual variances from expected experience		7
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate		309
Interest accrual (using locked-in discount rate)		11
Net premiums (actual)		(29)
Ending liability for future policy benefits at original (locked-in) discount rate		291
Effect of changes in discount rate assumptions		(12)
Liability for future policy benefits, end of period - current discount rate		$279

Present value of expected future policy benefits
Liability for future policy benefits, beginning of period - current discount rate	$2,253	$1,566

Beginning liability for future policy benefits at original (locked-in) discount rate	$2,425	$1,613
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	1	9
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate	2,426	1,622
Issuances	8	—
Interest accrual (using locked-in discount rate)	74	61
Benefit payments (actual)	(210)	(53)
Ending liability for future policy benefits at original (locked-in) discount rate	2,298	1,630
Effect of changes in discount rate assumptions	(247)	(146)
Liability for future policy benefits, end of period - current discount rate	$2,051	$1,484

Net liability for future policy benefits	$2,051	$1,205
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, net of reinsurance recoverable	$2,051	$1,205
_____________________________________________
(1)The present value of expected net premiums is equivalent to the present value of expected gross premiums for the long-term care insurance contracts as net premiums are set equal to gross premiums.

	Nine Months Ended September 30, 2022
In millions	Large Case Pensions	Long-Term Care
Present value of expected net premiums (1)
Liability for future policy benefits, beginning of the period - current discount rate		$389

Beginning liability for future policy benefits at original (locked-in) discount rate		$323
Effect of changes in cash flow assumptions		(14)
Effect of actual variances from expected experience		13
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate		322
Interest accrual (using locked-in discount rate)		11
Net premiums (actual)		(30)
Ending liability for future policy benefits at original (locked-in) discount rate		303
Effect of changes in discount rate assumptions		(5)
Liability for future policy benefits, end of the period - current discount rate		$298

Present value of expected future policy benefits
Liability for future policy benefits, beginning of the period - current discount rate	$3,034	$1,991

Beginning liability for future policy benefits at original (locked-in) discount rate	$2,650	$1,480
Effect of changes in cash flow assumptions	—	99
Effect of actual variances from expected experience	(26)	15
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate	2,624	1,594
Issuances	4	—
Interest accrual (using locked-in discount rate)	80	60
Benefit payments (actual)	(220)	(48)
Ending liability for future policy benefits at original (locked-in) discount rate	2,488	1,606
Effect of changes in discount rate assumptions	(205)	(78)
Liability for future policy benefits, end of the period - current discount rate	$2,283	$1,528

Net liability for future policy benefits	$2,283	$1,230
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, net of reinsurance recoverable	$2,283	$1,230
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

The amount of undiscounted expected gross premiums and expected future benefit payments for long-duration insurance liabilities as of September 30, 2023 and 2022 were as follows:

In millions	September 30, 2023	September 30, 2022
Large case pensions
Expected future benefit payments	$3,337	$3,622
Expected gross premiums	—	—

Long-term care
Expected future benefit payments	$3,237	$3,269
Expected gross premiums	419	439

The weighted-average interest rate used in the measurement of the long-duration insurance liabilities as of September 30, 2023 and 2022 were as follows:

	September 30, 2023	September 30, 2022
Large case pensions
Interest accretion rate	4.20%	4.20%
Current discount rate	5.86%	5.42%

Long-term care
Interest accretion rate	5.11%	5.11%
Current discount rate	5.99%	5.65%

The weighted-average durations (in years) of the long-duration insurance liabilities as of September 30, 2023 and 2022 were as follows:

	September 30, 2023	September 30, 2022
Large case pensions	7.4	7.4
Long-term care	12.2	12.8

Policyholders’ Funds

The following table shows the components of the change in policyholders’ funds related to long-duration insurance contracts, which are included in policyholders’ funds and other long-term liabilities on the unaudited condensed consolidated balance sheets, during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
In millions, except weighted average crediting rate	2023	2022
Policyholders’ funds, beginning of the period	$345	$522
Deposits received	1	10
Policy charges	(2)	(1)
Surrenders and withdrawals	(23)	(27)
Interest credited	9	10
Change in net unrealized losses	(4)	(163)
Other	(23)	(18)
Policyholders’ funds, end of the period	$303	$333

Weighted average crediting rate	4.40%	4.80%

Net amount at risk	$—	$—

Cash surrender value	$324	$337

Separate Accounts

The following table shows the fair value of assets, by major investment category, supporting Separate Accounts as of September 30, 2023 and December 31, 2022:

In millions	September 30, 2023	December 31, 2022
Cash and cash equivalents	$153	$156
Debt securities:
U.S. government securities	671	717
States, municipalities and political subdivisions	26	27
U.S. corporate securities	1,610	1,667
Foreign securities	198	201
Residential mortgage-backed securities	37	41
Commercial mortgage-backed securities	6	6
Other asset-backed securities	15	18
Total debt securities	2,563	2,677
Common/collective trusts	443	480
Total (1)	$3,159	$3,313
_____________________________________________
(1)Excludes $41 million of other receivables and $85 million of other payables at September 30, 2023 and December 31, 2022, respectively.

The following table shows the components of the change in Separate Accounts liabilities during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
In millions	2023	2022
Separate Accounts liability, beginning of the period	$3,228	$5,087
Premiums and deposits	657	636
Surrenders and withdrawals	(7)	(576)
Benefit payments	(714)	(711)
Investment (earnings) losses	42	(1,057)
Net transfers from general account	4	7
Other	(10)	(68)
Separate Accounts liability, end of the period	$3,200	$3,318

Cash surrender value, end of the period	$2,136	$2,153

The Company did not recognize any gains or losses on assets transferred to Separate Accounts during the nine months ended September 30, 2023 and 2022.

8.Borrowings

The following table is a summary of the Company’s borrowings at September 30, 2023 and December 31, 2022:

In millions	September 30, 2023	December 31, 2022
Long-term debt
2.8% senior notes due June 2023	$—	$1,300
4% senior notes due December 2023	414	414
3.375% senior notes due August 2024	650	650
2.625% senior notes due August 2024	1,000	1,000
3.5% senior notes due November 2024	750	750
5% senior notes due December 2024 (1)	299	299
4.1% senior notes due March 2025	950	950
3.875% senior notes due July 2025	2,828	2,828
5% senior notes due February 2026	1,500	—
0% convertible senior notes due March 2026	3	—
2.875% senior notes due June 2026	1,750	1,750
3% senior notes due August 2026	750	750
3.625% senior notes due April 2027	750	750
6.25% senior notes due June 2027	372	372
1.3% senior notes due August 2027	2,250	2,250
4.3% senior notes due March 2028	5,000	5,000
5% senior notes due January 2029	1,000	—
3.25% senior notes due August 2029	1,750	1,750
5.125% senior notes due February 2030	1,500	—
3.75% senior notes due April 2030	1,500	1,500
1.75% senior notes due August 2030	1,250	1,250
5.25% senior notes due January 2031	750	—
1.875% senior notes due February 2031	1,250	1,250
2.125% senior notes due September 2031	1,000	1,000
5.25% senior notes due February 2033	1,750	—
5.3% senior notes due June 2033	1,250	—
4.875% senior notes due July 2035	652	652
6.625% senior notes due June 2036	771	771
6.75% senior notes due December 2037	533	533
4.78% senior notes due March 2038	5,000	5,000
6.125% senior notes due September 2039	447	447
4.125% senior notes due April 2040	1,000	1,000
2.7% senior notes due August 2040	1,250	1,250
5.75% senior notes due May 2041	133	133
4.5% senior notes due May 2042	500	500
4.125% senior notes due November 2042	500	500
5.3% senior notes due December 2043	750	750
4.75% senior notes due March 2044	375	375
5.125% senior notes due July 2045	3,500	3,500
3.875% senior notes due August 2047	1,000	1,000
5.05% senior notes due March 2048	8,000	8,000
4.25% senior notes due April 2050	750	750
5.625% senior notes due February 2053	1,250	—
5.875% senior notes due June 2053	1,250	—

6% senior notes due June 2063	750	—
Finance lease liabilities	1,493	1,465
Other	309	314
Total debt principal	62,479	52,753
Debt premiums	190	200
Debt discounts and deferred financing costs	(755)	(696)
	61,914	52,257
Less:
Current portion of long-term debt	(2,132)	(1,778)
Long-term debt (1)	$59,782	$50,479
_____________________________________________________________________________________________________________________________
(1)Includes long-term debt of $3 million which was accounted for as liabilities held for sale and was included in liabilities held for sale on the unaudited condensed consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions and Assets Held for Sale’’ for additional information.

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

9.Shareholders’ Equity

Share Repurchases

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of September 30, 2023
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	4.5

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

During the nine months ended September 30, 2023 and 2022, the Company repurchased an aggregate of 22.8 million shares of common stock for approximately $2.0 billion and an aggregate of 19.1 million shares of common stock for approximately $2.0 billion, respectively, both pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $2.0 billion fixed dollar ASR with Citibank, N.A.. Upon payment of the $2.0 billion purchase price on January 4, 2023, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $2.0 billion notional amount of the ASR or approximately 17.4 million shares at a price of $92.19 per share, which were placed into treasury stock in January 2023. The ASR was accounted for as an initial treasury stock transaction for $1.6 billion and a forward contract for $0.4 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus. In February 2023, the Company received approximately 5.4 million shares of CVS Health Corporation’s common stock, representing the remaining 20% of the $2.0 billion notional amount of the ASR, thereby concluding the ASR. These shares were placed into treasury and the forward contract was reclassified from capital surplus to treasury stock in February 2023.

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

Dividends

The quarterly cash dividend declared by the Board was $0.605 and $0.55 per share in the three months ended September 30, 2023 and 2022, respectively. Cash dividends declared by the Board were $1.815 and $1.65 per share in the nine months ended September 30, 2023 and 2022, respectively. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

10.Other Comprehensive Income (Loss)
Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Net unrealized investment gains (losses):
Beginning of period balance	$(1,113)	$(1,199)	$(1,519)	$778
Adoption of new accounting standard ($0, $0, $0, $26 pretax) (1)	—	—	—	20
Other comprehensive loss before reclassifications ($(475), $(814), $(310), $(3,361) pretax)	(478)	(725)	(313)	(2,852)
Amounts reclassified from accumulated other comprehensive income (loss) ($157, $99, $398, $253 pretax) (2)	157	88	398	218
Other comprehensive income (loss)	(321)	(637)	85	(2,634)
End of period balance	(1,434)	(1,836)	(1,434)	(1,836)

Change in discount rate on long-duration insurance reserves:
Beginning of period balance	205	28	219	—
Adoption of new accounting standard ($0, $0, $0, $(838) pretax) (1)	—	—	—	(651)
Other comprehensive income before reclassifications ($233, $321, $210, $1,195 pretax)	181	250	167	929
Other comprehensive income	181	250	167	929
End of period balance	386	278	386	278

Foreign currency translation adjustments:
Beginning of period balance	1	2	—	—
Other comprehensive loss before reclassifications	(2)	(7)	(1)	(5)
Other comprehensive loss	(2)	(7)	(1)	(5)
End of period balance	(1)	(5)	(1)	(5)

Net cash flow hedges:
Beginning of period balance	252	234	239	222
Other comprehensive income before reclassifications ($0, $13, $25, $37 pretax)	—	10	19	28
Amounts reclassified from accumulated other comprehensive income ($(5), $(2), $(13), $(10) pretax) (3)	(4)	(2)	(10)	(8)
Other comprehensive income (loss)	(4)	8	9	20
End of period balance	248	242	248	242

Pension and other postretirement benefits:
Beginning of period balance	(203)	(34)	(203)	(35)
Amounts reclassified from accumulated other comprehensive loss ($0, $1, $0, $2 pretax) (4)	—	1	—	2
Other comprehensive income	—	1	—	2
End of period balance	(203)	(33)	(203)	(33)

Total beginning of period accumulated other comprehensive income (loss)	(858)	(969)	(1,264)	965
Adoption of new accounting standard (1)	—	—	—	(631)
Total other comprehensive income (loss)	(146)	(385)	260	(1,688)
Total end of period accumulated other comprehensive loss	$(1,004)	$(1,354)	$(1,004)	$(1,354)

_____________________________________________
(1)Reflects the adoption of ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (Topic 944) during the nine months ended September 30, 2023. See Note 1 ‘‘Significant Accounting Policies’’ for additional information.
(2)Amounts reclassified from accumulated other comprehensive income (loss) for specifically identified debt securities are included in net investment income in the unaudited condensed consolidated statements of operations.
(3)Amounts reclassified from accumulated other comprehensive income for specifically identified cash flow hedges are included in interest expense in the unaudited condensed consolidated statements of operations. The Company expects to reclassify approximately $15 million net of tax, in net gains associated with its cash flow hedges into net income within the next 12 months.
(4)Amounts reclassified from accumulated other comprehensive loss for specifically identified pension and other postretirement benefits are included in other income in the unaudited condensed consolidated statements of operations.

11.Earnings (Loss) Per Share

Earnings (loss) per share is computed using the treasury stock method. For periods in which the Company reports net income, diluted earnings per share is determined using the weighted average number of common and dilutive common equivalent shares outstanding during the period, unless the effect is antidilutive. Stock options and stock appreciation rights to purchase 9 million and 7 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2023, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, stock options and stock appreciation rights to purchase 4 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings (loss) per share for each of the three and nine-month periods ended September 30, 2022. In addition, due to the net loss attributable to CVS Health in the three months ended September 30, 2022, 8 million potentially dilutive common equivalent shares were excluded from the calculation of diluted loss per share, as the impact of these shares was antidilutive for that period.

The following is a reconciliation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2023	2022	2023	2022
Numerator for earnings (loss) per share calculation:
Net income (loss) attributable to CVS Health	$2,261	$(3,406)	$6,298	$1,977

Denominator for earnings (loss) per share calculation:
Weighted average shares, basic	1,287	1,315	1,284	1,313
Restricted stock units and performance stock units	2	—	3	6
Stock options and stock appreciation rights	1	—	2	5
Weighted average shares, diluted	1,290	1,315	1,289	1,324

Earnings (loss) per share:
Basic	$1.76	$(2.59)	$4.90	$1.51
Diluted	$1.75	$(2.59)	$4.88	$1.49

12.Commitments and Contingencies

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations. As of September 30, 2023, the Company guaranteed 63 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2035.

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

The Company is facing multiple lawsuits, including by state Attorneys General, governmental subdivisions, and several putative class actions, regarding drug pricing and its rebate arrangements with drug manufacturers. These complaints, brought by a number of different types of plaintiffs under a variety of legal theories, generally allege that rebate agreements between the drug manufacturers and PBMs caused inflated prices for certain drug products. The majority of these cases have now been transferred into a multi-district litigation in the U.S. District Court for the District of New Jersey. The Company is defending itself against these claims. The Company has also received subpoenas, civil investigative demands (“CIDs”), and other requests for documents and information from, and is being investigated by, the FTC and Attorneys General of several states and the District of Columbia regarding its PBM practices, including pricing and rebates. The Company has been providing documents and information in response to these subpoenas, CIDs, and requests for information.

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

The RADV Audit Rule does not apply to the CMS Part C Improper Payment Measures audits nor the HHS-RADV programs.

Medicare and Medicaid Litigation and Investigations

The Company has received CIDs from the Civil Division of the DOJ in connection with investigations of the Company’s identification and/or submission of diagnosis codes related to risk adjustment payments, including patient chart review processes, under Parts C and D of the Medicare program. The Company is cooperating with the government and providing documents and information in response to these CIDs.

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

Segment financial information for the three and nine months ended September 30, 2022 has been revised to conform with current period presentation for the following items:
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

The impact of these items on segment financial information for the three and nine months ended September 30, 2022 is reflected in the “Adjustments” lines of the table included on the next page.

	Three Months Ended September 30, 2022
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (1)	Consolidated Totals
Total revenues, as previously reported	$22,511	$43,216	$26,706	$142	$(11,416)	$81,159
Adjustments	(15)	38	531	—	(554)	—
Total revenues, as adjusted	$22,496	$43,254	$27,237	$142	$(11,970)	$81,159

Adjusted operating income (loss), as previously reported	$1,544	$1,877	$1,398	$(417)	$(169)	$4,233
Adjustments	97	(182)	3	29	169	116
Adjusted operating income (loss), as adjusted	$1,641	$1,695	$1,401	$(388)	$—	$4,349

	Nine Months Ended September 30, 2022
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (1)	Consolidated Totals
Total revenues, as previously reported	$68,376	$125,489	$78,410	$378	$(34,032)	$238,621
Adjustments	(45)	318	1,471	—	(1,744)	—
Total revenues, as adjusted	$68,331	$125,807	$79,881	$378	$(35,776)	$238,621

Adjusted operating income (loss), as previously reported	$5,126	$5,368	$4,865	$(1,277)	$(556)	$13,526
Adjustments	299	(372)	(181)	130	556	432
Adjusted operating income (loss), as adjusted	$5,425	$4,996	$4,684	$(1,147)	$—	$13,958
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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
September 30, 2023
Revenues from external customers	$26,089	$44,064	$19,321	$13	$—	$89,487
Intersegment revenues	20	2,827	9,553	—	(12,400)	—
Net investment income (loss)	187	—	(2)	92	—	277
Total revenues	26,296	46,891	28,872	105	(12,400)	89,764
Adjusted operating income (loss)	1,536	1,878	1,389	(347)	—	4,456

September 30, 2022
Revenues from external customers	$22,375	$40,544	$18,007	$32	$—	$80,958
Intersegment revenues	20	2,710	9,240	—	(11,970)	—
Net investment income (loss)	101	—	(10)	110	—	201
Total revenues	22,496	43,254	27,237	142	(11,970)	81,159
Adjusted operating income (loss)	1,641	1,695	1,401	(388)	—	4,349

Nine Months Ended
September 30, 2023
Revenues from external customers	$78,302	$127,907	$56,826	$43	$—	$263,078
Intersegment revenues	62	9,790	28,756	—	(38,608)	—
Net investment income (loss)	556	—	(4)	333	—	885
Total revenues	78,920	137,697	85,578	376	(38,608)	263,963
Adjusted operating income (loss)	4,901	5,452	3,936	(982)	—	13,307

September 30, 2022
Revenues from external customers	$67,993	$116,801	$53,215	$97	$—	$238,106
Intersegment revenues	60	9,006	26,710	—	(35,776)	—
Net investment income (loss)	278	—	(44)	281	—	515
Total revenues	68,331	125,807	79,881	378	(35,776)	238,621
Adjusted operating income (loss)	5,425	4,996	4,684	(1,147)	—	13,958
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $3.2 billion and $2.9 billion of retail co-payments for the three months ended September 30, 2023 and 2022, respectively. Total revenues of the Health Services segment include approximately $10.7 billion and $9.8 billion of retail co-payments for the nine months ended September 30, 2023 and 2022, respectively.
(2)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Health Services segment, and/or the Pharmacy & Consumer Wellness segment.

The following are reconciliations of consolidated operating income (loss) to adjusted operating income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Operating income (loss) (GAAP measure)	$3,690	$(3,919)	$10,370	$4,295
Amortization of intangible assets (1)	509	458	1,396	1,380
Net realized capital losses (2)	142	110	345	283
Acquisition-related transaction and integration costs (3)	94	—	294	—
Restructuring charges (4)	11	—	507	—
Office real estate optimization charges (5)	10	—	46	—
Loss on assets held for sale (6)	—	2,480	349	2,521
Opioid litigation charges (7)	—	5,220	—	5,704
Gain on divestiture of subsidiary (8)	—	—	—	(225)
Adjusted operating income	$4,456	$4,349	$13,307	$13,958
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
(3)During the three and nine months ended September 30, 2023, the acquisition-related transaction and integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related transaction and integration costs are reflected in the Company’s unaudited condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(4)During the three months ended September 30, 2023, the restructuring charges are comprised of a stock-based compensation charge. During the nine months ended September 30, 2023, the restructuring charges also include severance and employee-related costs and asset impairment charges. During the second quarter of 2023, the Company developed an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with the development of this plan and the recently completed acquisitions of Signify Health and Oak Street Health, the Company also conducted a strategic review of its various transformation initiatives and determined that it would terminate certain initiatives. The restructuring charges are reflected within the Corporate/Other segment.
(5)During the three and nine months ended September 30, 2023, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the planned reduction of corporate office real estate space in response to the Company’s new flexible work arrangement. The office real estate optimization charges are reflected in the Company’s unaudited condensed consolidated statements of operations in operating expenses within the Health Care Benefits, Health Services and Corporate/Other segments.
(6)During the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, the loss on assets held for sale relates to the Company’s LTC reporting unit within the Pharmacy & Consumer Wellness segment. During 2022, the Company determined that its LTC business was no longer a strategic asset and committed to a plan to sell it, at which time the LTC business met the criteria for held-for-sale accounting and its net assets were accounted for as assets held for sale. The carrying value of the LTC business was determined to be greater than its estimated fair value less costs to sell, and, accordingly the Company recorded a loss on assets held for sale during the third quarter of 2022. During the first quarter of 2023, a loss on assets held for sale was recorded to write down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflects its estimated fair value less costs to sell. As of September 30, 2023, the Company determined the LTC business no longer met the criteria for held-for-sale accounting and accordingly the net assets associated with the LTC business were reclassified to held and used at their respective fair values. During the nine months ended September 30, 2022, the loss on assets held for sale also relates to the Company’s international health care business domiciled in Thailand (“Thailand business”), which was included in the Commercial Business reporting unit in the Health Care Benefits segment. The sale of the Thailand business closed in the second quarter of 2022, and the ultimate loss on the sale was not material.
(7)During the three and nine months ended September 30, 2022, the opioid litigation charges relate to agreements to resolve substantially all opioid claims against the Company by certain states and government entities. The opioid litigation charges are reflected within the Corporate/Other segment.

(8)During the nine months ended September 30, 2022, the gain on divestiture of subsidiary represents the pre-tax gain on the sale of PayFlex Holdings, Inc., which the Company sold on June 1, 2022, for approximately $775 million. The gain on divestiture is reflected as a reduction in operating expenses in the Company’s unaudited condensed consolidated statements of operations within the Health Care Benefits segment.

Index to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of September 30, 2023, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2023 and 2022, the related condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2023 and 2022, June 30, 2023 and 2022 and September 30, 2023 and 2022, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 1, 2023

Form 10-Q Table of Contents
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading diversified health solutions company reshaping health care to help make healthier happen for more Americans. In an increasingly connected and digital world, CVS Health is meeting people wherever they are and changing health care to meet their needs. The Company has more than 9,000 retail locations, more than 1,000 walk-in medical clinics, 192 primary care medical clinics, a leading pharmacy benefits manager with approximately 110 million plan members with expanding specialty pharmacy solutions and a dedicated senior pharmacy care business serving more than one million patients per year. The Company also serves an estimated more than 35 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is a leader in key segments of health care through its foundational businesses and is creating new sources of value by expanding into next generation care delivery and health services, with a goal of improving satisfaction levels for both providers and consumers. The Company believes its integrated health care model increases access to quality care, delivers better health outcomes and lowers overall health care costs.

In August 2023, the Company announced the launch of CordavisTM, a wholly owned subsidiary that will work directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products. Through Cordavis, the Company will help to ensure the consistent long-term supply of FDA approved, affordable biosimilars for the U.S. pharmaceutical market.

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

Overview of the Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” In addition, effective January 2022, the Company entered the individual public health insurance exchanges (“Public Exchanges”) in eight states through which it sells Insured plans directly to individual consumers. The Company entered Public Exchanges in four additional states effective January 2023 and will enter an additional five states effective January 2024.

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

Overview of the Pharmacy & Consumer Wellness Segment

The Pharmacy & Consumer Wellness segment dispenses prescriptions in its retail pharmacies and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of September 30, 2023, the Pharmacy & Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

Overview of Current Trends

We also face trends and uncertainties specific to our reportable segments, certain of which are summarized below and also discussed in the review of our segment results. For the remainder of the year, the Company believes you should consider the following important information:

•The Health Care Benefits segment is expected to experience higher than previously expected medical cost trend in Medicare Advantage for the remainder of 2023 and is expected to be impacted by higher-than-expected Public Exchange growth. Medical cost trends remain consistent with pricing in Commercial and Medicaid.
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
•The Pharmacy & Consumer Wellness segment is expected to benefit from higher than previously expected contributions from seasonal immunizations. The segment anticipates lower-than-expected prescription volume in the remainder of 2023, primarily attributable to Medicaid redeterminations.
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

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three and nine months ended September 30, 2023 and 2022, and the significant developments affecting the Company’s financial condition since December 31, 2022. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2022, which were revised to reflect the impact of the changes discussed in “Segment Analysis” below and are included in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 25, 2023 (the “May 2023 8-K”).

Summary of Consolidated Financial Results

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2023 vs 2022		Nine Months Ended September 30, 2023 vs 2022
In millions	2023	2022	2023	2022	$	%	$	%
Revenues:
Products	$61,298	$57,643	$179,984	$166,959	$3,655	6.3%	$13,025	7.8%
Premiums	24,657	21,003	74,117	63,894	3,654	17.4%	10,223	16.0%
Services	3,532	2,312	8,977	7,253	1,220	52.8%	1,724	23.8%
Net investment income	277	201	885	515	76	37.8%	370	71.8%
Total revenues	89,764	81,159	263,963	238,621	8,605	10.6%	25,342	10.6%
Operating costs:
Cost of products sold	54,688	50,365	159,679	145,164	4,323	8.6%	14,515	10.0%
Health care costs	21,499	17,401	63,729	52,814	4,098	23.6%	10,915	20.7%
Restructuring charges	11	—	507	—	11	100.0%	507	100.0%
Opioid litigation charges	—	5,220	—	5,704	(5,220)	(100.0)%	(5,704)	(100.0)%
Loss on assets held for sale	—	2,480	349	2,521	(2,480)	(100.0)%	(2,172)	(86.2)%
Operating expenses	9,876	9,612	29,329	28,123	264	2.7%	1,206	4.3%
Total operating costs	86,074	85,078	253,593	234,326	996	1.2%	19,267	8.2%
Operating income (loss)	3,690	(3,919)	10,370	4,295	7,609	194.2%	6,075	141.4%
Interest expense	693	566	1,968	1,735	127	22.4%	233	13.4%
Other income	(22)	(41)	(66)	(126)	19	46.3%	60	47.6%
Income (loss) before income tax provision (benefit)	3,019	(4,444)	8,468	2,686	7,463	167.9%	5,782	215.3%
Income tax provision (benefit)	754	(1,045)	2,147	691	1,799	172.2%	1,456	210.7%
Net income (loss)	2,265	(3,399)	6,321	1,995	5,664	166.6%	4,326	216.8%
Net income attributable to noncontrolling interests	(4)	(7)	(23)	(18)	3	42.9%	(5)	(27.8)%
Net income (loss) attributable to CVS Health	$2,261	$(3,406)	$6,298	$1,977	$5,667	166.4%	$4,321	218.6%

Commentary - Three Months Ended September 30, 2023 vs. 2022

Revenues
•Total revenues increased $8.6 billion, or 10.6%, in the three months ended September 30, 2023 compared to the prior year driven by growth across all segments.

•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $264 million, or 2.7%, in the three months ended September 30, 2023 compared to the prior year. The increase in operating expenses was primarily due to increased operating expenses to support growth in the business, operating expenses associated with Oak Street Health and Signify Health, as well as acquisition-related transaction and integration costs recorded in the current year. These increases were partially offset by gains from anti-trust legal settlements recorded in the three months ended September 30, 2023.
•Operating expenses as a percentage of total revenues were 11.0% in the three months ended September 30, 2023, a decrease of 80 basis points compared to the prior year. The decrease in operating expenses as a percentage of total revenues was primarily due to the increases in total revenues described above.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income (loss)
•During the three months ended September 30, 2023, the Company generated operating income of $3.7 billion compared to a $3.9 billion operating loss in the prior year. The change was primarily driven by the absence of a $5.2 billion opioid litigation charge and a $2.5 billion loss on assets held for sale related to the write-down of the Company’s Omnicare® long-term care business (“LTC business”), both of which were recorded in the prior year.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense increased $127 million, or 22.4%, due to higher debt in the three months ended September 30, 2023 to fund the acquisitions of Signify Health and Oak Street Health. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision (benefit)
•The Company recorded income tax expense at an effective income tax rate of 25.0% for the three months ended September 30, 2023, compared to an income tax benefit at an effective tax rate of 23.5% during the prior year due to the pre-tax loss incurred in the three months ended September 30, 2022. The difference in the effective income tax rate was primarily due to certain nondeductible legal charges recorded in the prior year.

Commentary - Nine Months Ended September 30, 2023 vs. 2022

Revenues
•Total revenues increased $25.3 billion, or 10.6%, in the nine months ended September 30, 2023 compared to the prior year driven by growth across all segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $1.2 billion, or 4.3%, in the nine months ended September 30, 2023 compared to the prior year. The increase in operating expenses was primarily due to increased operating expenses to support growth in the business, operating expenses associated with Oak Street Health and Signify Health, incremental investments in business operations, acquisition-related transaction and integration costs recorded in the current year and the absence of a $225 million pre-tax gain on the sale of PayFlex Holdings, Inc. (“PayFlex”) recorded in the prior year. These increases were partially offset by gains from anti-trust legal settlements as well as the favorable impact of business initiatives in the current year.
•Operating expenses as a percentage of total revenues were 11.1% in the nine months ended September 30, 2023, a decrease of 70 basis points compared to the prior year. The decrease in operating expenses as a percentage of total revenues was primarily due to the increases in total revenues described above.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income increased $6.1 billion, or 141.4%, in the nine months ended September 30, 2023 compared to the prior year. The increase in operating income was primarily driven by the absence of $5.7 billion in opioid litigation charges recorded in the prior year and increases in the Pharmacy and Consumer Wellness segment, primarily driven by the absence of the $2.5 billion loss on assets held for sale recorded in the prior year related to the write-down of the LTC business which was partially offset by continued pharmacy reimbursement pressure and decreased COVID-19 vaccinations and diagnostic testing compared to the prior year. These increases in operating income were partially offset by declines in the Health Care Benefits segment, including the absence of the $225 million pre-tax gain on the sale of PayFlex recorded in the prior year, as well as the restructuring charges and acquisition-related transaction and integration costs recorded in the current year.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense increased $233 million, or 13.4%, due to higher debt in the nine months ended September 30, 2023 to fund the acquisitions of Signify Health and Oak Street Health. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision
•The effective income tax rate was 25.4% for the nine months ended September 30, 2023 compared to 25.7% for the nine months ended September 30, 2022. The decrease in the effective income tax rate was primarily due to certain nondeductible legal charges and basis differences on the sale of PayFlex in the prior year, partially offset by the absence of the impact of certain discrete tax items concluded in the first and third quarters of 2022.

Segment Analysis

The following discussion of segment operating results is presented based on the Company’s reportable segments in accordance with the accounting guidance for segment reporting and is consistent with the segment disclosure in Note 13 ‘‘Segment Reporting’’ to the unaudited condensed consolidated financial statements.

The Company has three operating segments, Health Care Benefits, Health Services and Pharmacy & Consumer Wellness, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the Company’s CODM evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income. Adjusted operating income is defined as operating income (loss) as measured by accounting principles generally accepted in the United States of America (“GAAP”) excluding the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. Effective for the first quarter of 2023, adjusted operating income also excludes the impact of net realized capital gains or losses. See the reconciliations of operating income (loss) (GAAP measure) to adjusted operating income below for further context regarding the items excluded from operating income (loss) in determining adjusted operating income. The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

Segment financial information for the three and nine months ended September 30, 2022 has been revised to conform with current period presentation for the following items:
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

The impact of these items on segment financial information for the three and nine months ended September 30, 2022 is reflected in the “Adjustments” lines of the table included on the next page.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
September 30, 2023
Total revenues	$26,296	$46,891	$28,872	$105	$(12,400)	$89,764
Adjusted operating income (loss)	1,536	1,878	1,389	(347)	—	4,456
September 30, 2022
Total revenues, as previously reported	$22,511	$43,216	$26,706	$142	$(11,416)	$81,159
Adjustments	(15)	38	531	—	(554)	—
Total revenues, as adjusted	$22,496	$43,254	$27,237	$142	$(11,970)	$81,159
Adjusted operating income (loss), as previously reported	$1,544	$1,877	$1,398	$(417)	$(169)	$4,233
Adjustments	97	(182)	3	29	169	116
Adjusted operating income (loss), as adjusted	$1,641	$1,695	$1,401	$(388)	$—	$4,349

Nine Months Ended
September 30, 2023
Total revenues	$78,920	$137,697	$85,578	$376	$(38,608)	$263,963
Adjusted operating income (loss)	4,901	5,452	3,936	(982)	—	13,307
September 30, 2022
Total revenues, as previously reported	$68,376	$125,489	$78,410	$378	$(34,032)	$238,621
Adjustments	(45)	318	1,471	—	(1,744)	—
Total revenues, as adjusted	$68,331	$125,807	$79,881	$378	$(35,776)	$238,621
Adjusted operating income (loss), as previously reported	$5,126	$5,368	$4,865	$(1,277)	$(556)	$13,526
Adjustments	299	(372)	(181)	130	556	432
Adjusted operating income (loss), as adjusted	$5,425	$4,996	$4,684	$(1,147)	$—	$13,958
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $3.2 billion and $2.9 billion of retail co-payments for the three months ended September 30, 2023 and 2022, respectively, and $10.7 billion and $9.8 billion of retail co-payments for the nine months ended September 30, 2023 and 2022, respectively.
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

The following are reconciliations of consolidated operating income (loss) (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income (loss) to segment adjusted operating income (loss):

	Three Months Ended September 30, 2023
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,115	$1,727	$1,322	$(474)	$3,690
Amortization of intangible assets (1)	294	150	65	—	509
Net realized capital losses (2)	119	—	2	21	142
Acquisition-related transaction and integration costs (3)	—	—	—	94	94
Restructuring charge (4)	—	—	—	11	11
Office real estate optimization charges (5)	8	1	—	1	10
Adjusted operating income (loss)	$1,536	$1,878	$1,389	$(347)	$4,456

	Three Months Ended September 30, 2022
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,260	$1,654	$(1,212)	$(5,621)	$(3,919)
Amortization of intangible assets (1)	294	41	123	—	458
Net realized capital losses (2)	87	—	10	13	110
Loss on assets held for sale (6)	—	—	2,480	—	2,480
Opioid litigation charges (7)	—	—	—	5,220	5,220
Adjusted operating income (loss)	$1,641	$1,695	$1,401	$(388)	$4,349

	Nine Months Ended September 30, 2023
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$3,683	$5,132	$3,388	$(1,833)	$10,370
Amortization of intangible assets (1)	883	316	195	2	1,396
Net realized capital losses (2)	296	—	4	45	345
Acquisition-related transaction and integration costs (3)	—	—	—	294	294
Restructuring charges (4)	—	—	—	507	507
Office real estate optimization charges (5)	39	4	—	3	46
Loss on assets held for sale (6)	—	—	349	—	349
Adjusted operating income (loss)	$4,901	$5,452	$3,936	$(982)	$13,307

	Nine Months Ended September 30, 2022
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$4,512	$4,870	$1,793	$(6,880)	$4,295
Amortization of intangible assets (1)	885	126	367	2	1,380
Net realized capital losses (2)	212	—	44	27	283
Loss on assets held for sale (6)	41	—	2,480	—	2,521
Opioid litigation charges (7)	—	—	—	5,704	5,704
Gain on divestiture of subsidiary (8)	(225)	—	—	—	(225)
Adjusted operating income (loss)	$5,425	$4,996	$4,684	$(1,147)	$13,958
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
(3)During the three and nine months ended September 30, 2023, the acquisition-related transaction and integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related transaction and integration costs are reflected in the Company’s unaudited condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(4)During the three months ended September 30, 2023, the restructuring charges are comprised of a stock-based compensation charge. During the nine months ended September 30, 2023, the restructuring charges also include severance and employee-related costs and asset impairment charges. During the second quarter of 2023, the Company developed an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with the development of this plan and the recently completed acquisitions of Signify Health and Oak Street Health, the Company also conducted a strategic review of its various transformation initiatives and determined that it would terminate certain initiatives. The restructuring charges are reflected within the Corporate/Other segment.
(5)During the three and nine months ended September 30, 2023, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the planned reduction of corporate office real estate space in response to the Company’s new flexible work arrangement. The office real estate optimization charges are reflected in the Company’s unaudited condensed consolidated statements of operations in operating expenses within the Health Care Benefits, Health Services and Corporate/Other segments.
(6)During the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, the loss on assets held for sale relates to the Company’s LTC reporting unit within the Pharmacy & Consumer Wellness segment. During 2022, the Company determined that its LTC business was no longer a strategic asset and committed to a plan to sell it, at which time the LTC business met the criteria for held-for-sale accounting and its net assets were accounted for as assets held for sale. The carrying value of the LTC business was determined to be greater than its estimated fair value less costs to sell, and, accordingly the Company recorded a loss on assets held for sale during the third quarter of 2022. During the first quarter of 2023, a loss on assets held for sale was recorded to write down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflects its estimated fair value less costs to sell. As of September 30, 2023, the Company determined the LTC business no longer met the criteria for held-for-sale accounting and accordingly the net assets associated with the LTC business were reclassified to held and used at their respective fair values. During the nine months ended September 30, 2022, the loss on assets held for sale also relates to the Company’s international health care business domiciled in Thailand (“Thailand business”), which was included in the Commercial Business reporting unit in the Health Care Benefits segment. The sale of the Thailand business closed in the second quarter of 2022, and the ultimate loss on the sale was not material.
(7)During the three and nine months ended September 30, 2022, the opioid litigation charges relate to agreements to resolve substantially all opioid claims against the Company by certain states and governmental entities. The opioid litigation charges are reflected within the Corporate/Other segment.
(8)During the nine months ended September 30, 2022, the gain on divestiture of subsidiary represents the pre-tax gain on the sale of PayFlex, which the Company sold on June 1, 2022, for approximately $775 million. The gain on divestiture is reflected as a reduction in operating expenses in the Company’s unaudited condensed consolidated statements of operations within the Health Care Benefits segment.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2023 vs 2022		Nine Months Ended September 30, 2023 vs 2022
In millions, except percentages and basis points (“bps”)	2023	2022	2023	2022	$	%	$	%
Revenues:
Premiums	$24,645	$20,989	$74,079	$63,848	$3,656	17.4%	$10,231	16.0%
Services	1,464	1,406	4,285	4,205	58	4.1%	80	1.9%
Net investment income	187	101	556	278	86	85.1%	278	100.0%
Total revenues	26,296	22,496	78,920	68,331	3,800	16.9%	10,589	15.5%
Health care costs	21,114	17,512	63,329	53,100	3,602	20.6%	10,229	19.3%
MBR	85.7%	83.4%	85.5%	83.2%	230	bps	230	bps
Loss on assets held for sale	$—	$—	$—	$41	$—	—%	$(41)	(100.0)%
Operating expenses	4,067	3,724	11,908	10,678	343	9.2%	1,230	11.5%
Operating expenses as a % of total revenues	15.5%	16.6%	15.1%	15.6%
Operating income	$1,115	$1,260	$3,683	$4,512	$(145)	(11.5)%	$(829)	(18.4)%
Operating income as a % of total revenues	4.2%	5.6%	4.7%	6.6%
Adjusted operating income (1)	$1,536	$1,641	$4,901	$5,425	$(105)	(6.4)%	$(524)	(9.7)%
Adjusted operating income as a % of total revenues	5.8%	7.3%	6.2%	7.9%
Premium revenues (by business):
Government	$17,208	$15,433	$52,680	$47,379	$1,775	11.5%	$5,301	11.2%
Commercial	7,437	5,556	21,399	16,469	1,881	33.9%	4,930	29.9%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Care Benefits segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended September 30, 2023 vs. 2022

Revenues
•Total revenues increased $3.8 billion, or 16.9%, to $26.3 billion in the three months ended September 30, 2023 compared to the prior year driven by growth across all product lines.

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
•The MBR increased to 85.7% in the three months ended September 30, 2023 compared to 83.4% in the prior year driven by the impact of lower year-over-year prior period development and increased utilization in Medicare Advantage, including outpatient and supplemental benefits such as dental and behavioral health, as well as over-the-counter (“OTC”) and flex cards, compared to the prior year.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.

•Operating expenses increased $343 million, or 9.2%, in the three months ended September 30, 2023 compared to the prior year primarily driven by increased operating expenses to support the growth across all product lines described above, as well as incremental investments in the business, including investments in service capabilities and member experience.
•Operating expenses as a percentage of total revenues decreased to 15.5% in the three months ended September 30, 2023 compared to 16.6% in the prior year. The decrease in operating expenses as a percentage of total revenues was driven by the increases in total revenues described above.

Adjusted operating income
•Adjusted operating income decreased $105 million, or 6.4%, in the three months ended September 30, 2023 compared to the prior year reflecting increased utilization in Medicare Advantage, including the impact of lower year-over-year prior period development, partially offset by higher net investment income in the three months ended September 30, 2023 compared to the prior year.

Commentary - Nine Months Ended September 30, 2023 vs. 2022

Revenues
•Total revenues increased $10.6 billion, or 15.5%, to $78.9 billion in the nine months ended September 30, 2023 compared to the prior year driven by growth across all product lines.

Medical Benefit Ratio
•The MBR increased to 85.5% in the nine months ended September 30, 2023 compared to 83.2% in the prior year driven by increased outpatient utilization in Medicare Advantage when compared with pandemic influenced utilization levels in the prior year.

Loss on assets held for sale
•During the nine months ended September 30, 2022, the Company recorded a $41 million loss on assets held for sale on its Thailand business, which was included in the Commercial Business reporting unit within the Health Care Benefits segment.

Operating expenses
•Operating expenses increased $1.2 billion, or 11.5%, in the nine months ended September 30, 2023 compared to the prior year primarily driven by increased operating expenses to support the growth across all product lines described above, incremental investments in the business, including investments in service capabilities and member experience, as well as the absence of the $225 million pre-tax gain on the sale of Payflex recorded in the prior year.
•Operating expenses as a percentage of total revenues decreased to 15.1% in the nine months ended September 30, 2023 compared to 15.6% in the prior year. The decrease in operating expenses as a percentage of total revenues was driven by the increases in total revenues described above.

Adjusted operating income
•Adjusted operating income decreased $524 million, or 9.7%, in the nine months ended September 30, 2023 compared to the prior year, reflecting increased utilization in Medicare Advantage when compared with pandemic influenced utilization levels in the prior year, as well as incremental investments in the business, including investments in service capabilities and member experience. These decreases were partially offset by higher net investment income and membership growth in the nine months ended September 30, 2023.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	September 30, 2023			June 30, 2023			December 31, 2022			September 30, 2022
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	4,198	14,075	18,273	4,033	14,114	18,147	3,136	13,896	17,032	3,159	13,852	17,011
Medicare Advantage	3,438	—	3,438	3,408	—	3,408	3,270	—	3,270	3,260	—	3,260
Medicare Supplement	1,352	—	1,352	1,351	—	1,351	1,363	—	1,363	1,345	—	1,345
Medicaid	2,173	452	2,625	2,261	467	2,728	2,234	497	2,731	2,181	490	2,671
Total medical membership	11,161	14,527	25,688	11,053	14,581	25,634	10,003	14,393	24,396	9,945	14,342	24,287

Supplemental membership information:
Medicare Prescription Drug Plan (standalone)			6,092			6,094			6,128			6,090

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
•Medical membership as of September 30, 2023 of 25.7 million increased 54 thousand members compared with June 30, 2023, reflecting increases in the Commercial and Medicare product lines. These increases were partially offset by a decline in the Medicaid product line, primarily attributable to the resumption of Medicaid redeterminations following the expiration of the public health emergency (“PHE”).
•Medical membership as of September 30, 2023 of 25.7 million increased 1.4 million members compared with September 30, 2022, reflecting increases in the Commercial and Medicare product lines, including an increase of approximately 1.2 million members related to the individual exchange business within the Commercial product line. These increases were partially offset by a decline in the Medicaid product line, primarily attributable to the resumption of Medicaid redeterminations following the expiration of the PHE.

Medicare Update
On March 31, 2023, CMS issued its final notice detailing final 2024 Medicare Advantage payment rates. Final 2024 Medicare Advantage rates resulted in an expected average decrease in revenue for the Medicare Advantage industry of 1.12%, excluding the CMS estimate of Medicare Advantage risk score trend.

The ACA ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of four or higher (out of five) to qualify for bonus payments. CMS released the Company’s 2024 star ratings in October 2023. The Company’s 2024 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2025.

On October 13, 2023, CMS released its 2024 star ratings for Medicare Advantage and Medicare Part D prescription drug plans. Based on the newly released 2024 star ratings, which will impact total revenues in 2025, the percentage of Aetna Medicare Advantage members in 4+ star plans is expected to increase to 87% based on the Company’s membership as of September 2023, as compared to the unmitigated 21% in the prior year. The main driver of this increase was a half star improvement in the Aetna National PPO, which increased from 3.5 stars to 4.0 stars. As previously discussed, the decline in membership in 4+ star plans for payment year 2024 resulted in a mitigated 2024 headwind of approximately $800 million to $1.0 billion, which was primarily driven by the decrease of the Aetna National PPO plan from 4.5 stars to 3.5 stars. Based on the increase in membership in 4+ star plans for payment year 2025, the Company now expects to be eligible for bonus payments that will recover the majority of that revenue decrease in 2025. The Company expects to prudently reinvest a portion of this net improvement into its business.

Health Services Segment

The following table summarizes the Health Services segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2023 vs 2022		Nine Months Ended September 30, 2023 vs 2022
In millions, except percentages	2023	2022	2023	2022	$	%	$	%
Revenues:
Products	$45,019	$42,673	$133,371	$123,822	$2,346	5.5%	$9,549	7.7%
Services	1,872	581	4,326	1,985	1,291	222.2%	2,341	117.9%
Total revenues	46,891	43,254	137,697	125,807	3,637	8.4%	11,890	9.5%
Cost of products sold	43,738	41,068	129,425	119,275	2,670	6.5%	10,150	8.5%
Health care costs	612	—	995	—	612	100.0%	995	100.0%
Operating expenses	814	532	2,145	1,662	282	53.0%	483	29.1%
Operating expenses as a % of total revenues	1.7%	1.2%	1.6%	1.3%
Operating income	$1,727	$1,654	$5,132	$4,870	$73	4.4%	$262	5.4%
Operating income as a % of total revenues	3.7%	3.8%	3.7%	3.9%
Adjusted operating income (1)	$1,878	$1,695	$5,452	$4,996	$183	10.8%	$456	9.1%
Adjusted operating income as a % of total revenues	4.0%	3.9%	4.0%	4.0%
Revenues (by distribution channel):
Pharmacy network (2)	$27,981	$26,334	$83,050	$76,358	$1,647	6.3%	$6,692	8.8%
Mail & specialty (3)	17,004	16,318	50,378	47,269	686	4.2%	3,109	6.6%
Other	1,906	602	4,269	2,180	1,304	216.6%	2,089	95.8%
Pharmacy claims processed (4)	579.6	584.6	1,743.5	1,734.9	(5.0)	(0.9)%	8.6	0.5%
Generic dispensing rate (4)	87.5%	87.5%	88.1%	87.8%
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

Commentary - Three Months Ended September 30, 2023 vs. 2022

Revenues
•Total revenues increased $3.6 billion, or 8.4%, to $46.9 billion in the three months ended September 30, 2023 compared to the prior year primarily driven by pharmacy drug mix, growth in specialty pharmacy, brand inflation and the acquisitions of Oak Street Health and Signify Health. These increases were partially offset by continued pharmacy client price improvements.

Operating expenses
•Operating expenses in the Health Services segment include selling, general and administrative expenses; and depreciation and amortization expense.
•Operating expenses increased $282 million, or 53.0%, to $814 million in the three months ended September 30, 2023 compared to the prior year primarily due to the acquisitions of Oak Street Health and Signify Health, including amortization associated with the acquired intangible assets. These increases were partially offset by gains from anti-trust legal settlements recorded in the three months ended September 30, 2023.
•Operating expenses as a percentage of total revenues increased to 1.7% in the three months ended September 30, 2023 compared to 1.2% in the prior year. The increase in operating expenses as a percentage of total revenues was primarily due to the increases in operating expenses described above.

Adjusted operating income
•Adjusted operating income increased $183 million, or 10.8%, in the three months ended September 30, 2023 compared to the prior year primarily driven by improved purchasing economics, including increased contributions from the products and services of the Company’s group purchasing organization, as well as growth in specialty pharmacy. These increases were partially offset by continued pharmacy client price improvements.
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
•The Company’s pharmacy claims processed decreased slightly on a 30-day equivalent basis in the three months ended September 30, 2023 compared to the prior year, reflecting the impact of a Medicaid customer contract change that occurred during the second quarter of 2023 and a decrease in COVID-19 vaccinations. These decreases were partially offset by net new business.

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
•The Health Services segment’s generic dispensing rate remained consistent at 87.5% in each of the three-month periods ended September 30, 2023 and 2022. Excluding the impact of COVID-19 vaccinations, the segment’s generic dispensing rate was 87.7% and 88.1% in the three months ended September 30, 2023 and 2022, respectively.

Commentary - Nine Months Ended September 30, 2023 vs. 2022

Revenues
•Total revenues increased $11.9 billion, or 9.5%, to $137.7 billion in the nine months ended September 30, 2023 compared to the prior year primarily driven by pharmacy drug mix, growth in specialty pharmacy, brand inflation and the acquisitions of Oak Street Health and Signify Health. These increases were partially offset by continued pharmacy client price improvements.

Operating expenses
•Operating expenses increased $483 million, or 29.1%, to $2.1 billion in the nine months ended September 30, 2023 compared to the prior year primarily due to the acquisitions of Oak Street Health and Signify Health, including amortization associated with the acquired intangible assets.
•Operating expenses as a percentage of total revenues increased to 1.6% in the nine months ended September 30, 2023 compared to 1.3% in the prior year. The increase in operating expenses as a percentage of total revenues was primarily due to the increases in operating expenses described above.

Adjusted operating income
•Adjusted operating income increased $456 million, or 9.1%, in the nine months ended September 30, 2023 compared to the prior year. The increase in adjusted operating income was primarily driven by improved purchasing economics, including increased contributions from the products and services of the Company’s group purchasing organization, as well as growth in specialty pharmacy. These increases were partially offset by continued pharmacy client price improvements and decreased COVID-19 diagnostic testing in the segment’s MinuteClinic walk-in medical clinics compared to the prior year.

Pharmacy claims processed
•The Company’s pharmacy claims processed increased slightly on a 30-day equivalent basis in the nine months ended September 30, 2023 compared to the prior year primarily driven by net new business and increased utilization. These increases were partially offset by the impact of a Medicaid customer contract change that occurred during the second quarter of 2023 and a decrease in COVID-19 vaccinations.

Generic dispensing rate
•The Health Services segment’s generic dispensing rate increased to 88.1% in the nine months ended September 30, 2023 compared to 87.8% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in COVID-19 vaccinations, partially offset by an increase in glucagon-like peptide 1 (“GLP-1”) pharmacy claims in the nine months ended September 30, 2023 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s generic dispensing rate was 88.2% and 88.6% in the nine months ended September 30, 2023 and 2022, respectively.

Pharmacy & Consumer Wellness Segment

The following table summarizes the Pharmacy & Consumer Wellness segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2023 vs 2022		Nine Months Ended September 30, 2023 vs 2022
In millions, except percentages	2023	2022	2023	2022	$	%	$	%
Revenues:
Products	$28,043	$26,378	$83,442	$77,152	$1,665	6.3%	$6,290	8.2%
Services	831	869	2,140	2,773	(38)	(4.4)%	(633)	(22.8)%
Net investment income (loss)	(2)	(10)	(4)	(44)	8	80.0%	40	90.9%
Total revenues	28,872	27,237	85,578	79,881	1,635	6.0%	5,697	7.1%
Cost of products sold	22,797	20,849	67,301	60,412	1,948	9.3%	6,889	11.4%
Loss on assets held for sale	—	2,480	349	2,480	(2,480)	(100.0)%	(2,131)	(85.9)%
Operating expenses	4,753	5,120	14,540	15,196	(367)	(7.2)%	(656)	(4.3)%
Operating expenses as a % of total revenues	16.5%	18.8%	17.0%	19.0%
Operating income (loss)	$1,322	$(1,212)	$3,388	$1,793	$2,534	209.1%	$1,595	89.0%
Operating income (loss) as a % of total revenues	4.6%	(4.4)%	4.0%	2.2%
Adjusted operating income (1)	$1,389	$1,401	$3,936	$4,684	$(12)	(0.9)%	$(748)	(16.0)%
Adjusted operating income as a % of total revenues	4.8%	5.1%	4.6%	5.9%
Revenues (by major goods/service lines):
Pharmacy	$22,977	$21,084	$67,371	$61,496	$1,893	9.0%	$5,875	9.6%
Front Store	5,371	5,581	16,597	16,630	(210)	(3.8)%	(33)	(0.2)%
Other	526	582	1,614	1,799	(56)	(9.6)%	(185)	(10.3)%
Net investment income (loss)	(2)	(10)	(4)	(44)	8	80.0%	40	90.9%
Prescriptions filled (2)	407.1	405.6	1,217.6	1,202.0	1.5	0.4%	15.6	1.3%
Same store sales increase (decrease): (3)
Total	8.8%	10.0%	10.4%	9.6%
Pharmacy	11.9%	11.3%	13.0%	9.7%
Front Store	(2.2)%	5.5%	1.6%	9.6%
Prescription volume (2)	2.7%	3.8%	3.7%	4.3%
Generic dispensing rate (2)	88.3%	88.0%	89.1%	88.0%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Pharmacy & Consumer Wellness segment operating income (loss) (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.
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

Commentary - Three Months Ended September 30, 2023 vs. 2022

Revenues
•Total revenues increased $1.6 billion, or 6.0%, to $28.9 billion in the three months ended September 30, 2023 compared to the prior year primarily driven by pharmacy drug mix, increased prescription volume and brand inflation. These increases were partially offset by continued pharmacy reimbursement pressure, the impact of recent generic introductions, a decrease in store count and decreased sales of COVID-19 OTC test kits.
•Pharmacy same store sales increased 11.9% in the three months ended September 30, 2023 compared to the prior year. The increase was primarily driven by pharmacy drug mix, the 2.7% increase in pharmacy same store prescription volume on a 30-day equivalent basis and brand inflation. These increases were partially offset by continued pharmacy reimbursement pressure and the impact of recent generic introductions.
•Front store same store sales decreased 2.2% in the three months ended September 30, 2023 compared to the prior year. The decrease was primarily due to decreased contributions from COVID-19 OTC test kits.
•Other revenues decreased 9.6% in the three months ended September 30, 2023 compared to the prior year. The decrease was primarily due to decreased COVID-19 diagnostic testing in the three months ended September 30, 2023 compared to the prior year.

Loss on assets held for sale
•During the three months ended September 30, 2022, the Company recorded a $2.5 billion loss on assets held for sale related to the write-down of its LTC business. See Note 2 ‘‘Acquisitions and Assets Held for Sale’’ to the unaudited condensed consolidated financial statements for additional information.

Operating expenses
•Operating expenses in the Pharmacy & Consumer Wellness segment include payroll, employee benefits and occupancy costs associated with the segment’s stores and pharmacy fulfillment operations; selling expenses; advertising expenses; depreciation and amortization expense and certain administrative expenses.
•Operating expenses decreased $367 million, or 7.2%, in the three months ended September 30, 2023 compared to the prior year. The decrease was primarily due to $151 million in gains from anti-trust legal settlements recorded in the three months ended September 30, 2023, the decrease in store count, a decrease in amortization of intangible assets, lower expenses associated with COVID-19 vaccination administration compared to the prior year and the net favorable impact of store investments.
•Operating expenses as a percentage of total revenues decreased to 16.5% in the three months ended September 30, 2023 compared to 18.8% in the prior year. The decrease in operating expenses as a percentage of total revenues was driven by the increases in total revenues and decreases in operating expenses described above.

Adjusted operating income
•Adjusted operating income remained relatively consistent at $1.4 billion in each of the three-month periods ended September 30, 2023 and 2022, primarily due to continued pharmacy reimbursement pressure and decreased contributions from COVID-19 vaccinations, diagnostic testing and OTC test kits, largely offset by improved drug purchasing, the increased prescription volume described above and lower operating expenses driven by legal settlements recorded in the three months ended September 30, 2023.
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
•Prescriptions filled increased slightly on a 30-day equivalent basis in the three months ended September 30, 2023 compared to the prior year primarily driven by increased utilization, largely offset by a decrease in COVID-19 vaccinations and the decrease in store count. Excluding the impact of COVID-19 vaccinations, prescriptions filled increased 1.1% on a 30-day equivalent basis for the three months ended September 30, 2023 compared to the prior year.

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
•The Pharmacy & Consumer Wellness segment’s generic dispensing rate increased to 88.3% in the three months ended September 30, 2023 compared to 88.0% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in COVID-19 vaccinations, partially offset by an increase in GLP-1 pharmacy claims in the three months ended September 30, 2023 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate was 88.7% and 88.9% in the three months ended September 30, 2023 and 2022, respectively.

Commentary - Nine Months Ended September 30, 2023 vs. 2022

Revenues
•Total revenues increased $5.7 billion, or 7.1%, to $85.6 billion in the nine months ended September 30, 2023 compared to the prior year primarily driven by pharmacy drug mix, increased prescription volume and brand inflation. These increases were partially offset by the impact of recent generic introductions, continued pharmacy reimbursement pressure, decreased COVID-19 vaccinations, diagnostic testing and OTC test kit sales, as well as the decrease in store count.
•Pharmacy same store sales increased 13.0% in the nine months ended September 30, 2023 compared to the prior year. The increase was primarily driven by pharmacy drug mix, the 3.7% increase in pharmacy same store prescription volume on a 30-day equivalent basis and brand inflation. These increases were partially offset by the impact of recent generic introductions and continued pharmacy reimbursement pressure.
•Front store same store sales increased 1.6% in the nine months ended September 30, 2023 compared to the prior year. The increase was primarily due to increased beauty and personal care product sales, largely offset by decreased contributions from COVID-19 OTC test kits in the nine months ended September 30, 2023 compared to the prior year.
•Other revenues decreased 10.3% in the nine months ended September 30, 2023 compared to the prior year. The decrease was primarily due to decreased COVID-19 diagnostic testing in the nine months ended September 30, 2023 compared to the prior year.

Loss on assets held for sale
•During the nine months ended September 30, 2023, the Company recorded a $349 million loss on assets held for sale compared to a $2.5 billion loss on assets held for sale recorded in the prior year, both related to the write-down of its LTC business.

Operating expenses
•Operating expenses decreased $656 million, or 4.3%, in the nine months ended September 30, 2023 compared to the prior year. The decrease was primarily due to lower expenses associated with COVID-19 vaccination administration, the decrease in store count, the gains from anti-trust legal settlements described above and a decrease in amortization of intangible assets.
•Operating expenses as a percentage of total revenues decreased to 17.0% in the nine months ended September 30, 2023 compared to 19.0% in the prior year. The decrease in operating expenses as a percentage of total revenues was driven by the increases in total revenues and decreases in operating expenses described above.

Adjusted operating income
•Adjusted operating income decreased $748 million, or 16.0%, in the nine months ended September 30, 2023 compared to the prior year. The decrease in adjusted operating income was primarily driven by continued pharmacy reimbursement pressure and decreased COVID-19 vaccinations and diagnostic testing. These decreases were partially offset by the increased prescription volume described above, improved drug purchasing and lower operating expenses driven by legal settlements recorded in the nine months ended September 30, 2023.

Prescriptions filled
•Prescriptions filled increased 1.3% on a 30-day equivalent basis in the nine months ended September 30, 2023 compared to the prior year primarily driven by increased utilization, partially offset by a decrease in COVID-19 vaccinations and the decrease in store count. Excluding the impact of COVID-19 vaccinations, prescriptions filled increased 2.6% on a 30-day equivalent basis for the nine months ended September 30, 2023 compared to the prior year.

Generic dispensing rate
•The Pharmacy & Consumer Wellness segment’s generic dispensing rate increased to 89.1% in the nine months ended September 30, 2023 compared to 88.0% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in COVID-19 vaccinations, partially offset by an increase in GLP-1 pharmacy claims in the nine months ended September 30, 2023 compared to the prior year. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate was 89.4% and 89.5% in the nine months ended September 30, 2023 and 2022, respectively.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2023 vs 2022		Nine Months Ended September 30, 2023 vs 2022
In millions, except percentages	2023	2022	2023	2022	$	%	$	%
Revenues:
Premiums	$12	$14	$38	$46	$(2)	(14.3)%	$(8)	(17.4)%
Services	1	18	5	51	(17)	(94.4)%	(46)	(90.2)%
Net investment income	92	110	333	281	(18)	(16.4)%	52	18.5%
Total revenues	105	142	376	378	(37)	(26.1)%	(2)	(0.5)%
Cost of products sold	—	11	1	31	(11)	(100.0)%	(30)	(96.8)%
Health care costs	61	55	163	204	6	10.9%	(41)	(20.1)%
Restructuring charges	11	—	507	—	11	100.0%	507	100.0%
Opioid litigation charges	—	5,220	—	5,704	(5,220)	(100.0)%	(5,704)	(100.0)%
Operating expenses	507	477	1,538	1,319	30	6.3%	219	16.6%
Operating loss	(474)	(5,621)	(1,833)	(6,880)	5,147	91.6%	5,047	73.4%
Adjusted operating loss (1)	(347)	(388)	(982)	(1,147)	41	10.6%	165	14.4%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended September 30, 2023 vs. 2022

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues decreased $37 million, or 26.1%, to $105 million in the three months ended September 30, 2023 compared to the prior year primarily driven by a decrease in net investment income, driven by lower average invested assets compared to the prior year, as well as a decrease in services revenue.

Restructuring charge
•During the three months ended September 30, 2023, the Company recorded an $11 million restructuring charge. See Note 3 ‘‘Restructuring Program’’ to the unaudited condensed consolidated financial statements for additional information.

Opioid litigation charges
•During the three months ended September 30, 2022, the Company recorded a $5.2 billion opioid litigation charge. See Note 12 ‘‘Commitments and Contingencies’’ to the unaudited condensed consolidated financial statements for additional information.

Adjusted operating loss
•Adjusted operating loss decreased $41 million, or 10.6%, in the three months ended September 30, 2023 compared to the prior year primarily driven by decreased operating expenses associated with the termination of certain transformation initiatives.

Commentary - Nine Months Ended September 30, 2023 vs. 2022

Revenues
•Total revenues remained relatively consistent in the nine months ended September 30, 2023 compared to the prior year as decreases in services revenue and premiums were largely offset by increased net investment income, which increased due to favorable average investment yields compared to the prior year.

Restructuring charges
•During the nine months ended September 30, 2023, the Company recorded $507 million of restructuring charges.

Opioid litigation charges
•During the nine months ended September 30, 2022, the Company recorded $5.7 billion of opioid litigation charges.

Adjusted operating loss
•Adjusted operating loss decreased $165 million, or 14.4%, in the nine months ended September 30, 2023 compared to the prior year primarily driven by decreased operating expenses associated with the termination of certain transformation initiatives.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of September 30, 2023, the Company had approximately $13.0 billion in cash and cash equivalents, approximately $2.7 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash during the nine months ended September 30, 2023 and 2022 was as follows:

	Nine Months Ended September 30,		Change
In millions, except percentages	2023	2022	$	%
Net cash provided by operating activities	$16,062	$18,129	$(2,067)	(11.4)%
Net cash used in investing activities	(19,647)	(4,928)	(14,719)	(298.7)%
Net cash provided by (used in) financing activities	3,655	(8,329)	11,984	143.9%
Net increase in cash, cash equivalents and restricted cash	$70	$4,872	$(4,802)	(98.6)%

Commentary

•Net cash provided by operating activities decreased by $2.1 billion in the nine months ended September 30, 2023 compared to the prior year. The decrease was primarily due to the timing of payments and receipts, partially offset by lower inventory purchases. Both the nine months ended September 30, 2023 and 2022 reflect the early receipt of the CMS payments for October 2023 and 2022, respectively.
•Net cash used in investing activities increased by $14.7 billion in the nine months ended September 30, 2023 compared to the prior year primarily due to the acquisitions of Oak Street Health in May 2023 and Signify Health in March 2023.
•Net cash provided by financing activities was $3.7 billion in the nine months ended September 30, 2023 compared to net cash used in financing activities of $8.3 billion in the prior year. The change in cash provided by financing activities primarily related to proceeds from the issuance of approximately $10.9 billion of long-term senior notes in the nine months ended September 30, 2023 and reflects lower repayments of long-term debt during the nine months ended September 30, 2023 compared to the prior year.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of September 30, 2023. In connection with its commercial paper program, the Company maintains a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2025, a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2026, and a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2027. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of September 30, 2023, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

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

Federal Home Loan Bank of Boston
A subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of September 30, 2023 was approximately $950 million. As of September 30, 2023, there were no outstanding advances from the FHLBB.

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

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of September 30, 2023, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of September 30, 2023, the Company’s long-term debt was rated “Baa2” by Moody’s Investor Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Stable” by both Moody’s and S&P. In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Program

The following share repurchase program has been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of September 30, 2023
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	4.5

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

During the nine months ended September 30, 2023 and 2022, the Company repurchased an aggregate of 22.8 million shares of common stock for approximately $2.0 billion and an aggregate of 19.1 million shares of common stock for approximately $2.0 billion, respectively, both pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $2.0 billion fixed dollar ASR with Citibank, N.A.. Upon payment of the $2.0 billion purchase price on January 4, 2023, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $2.0 billion notional amount of the ASR or approximately 17.4 million shares at a price of $92.19 per share, which were placed into treasury stock in January 2023. The ASR was accounted for as an initial treasury stock transaction for $1.6 billion and a forward contract for $0.4 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus. In February 2023, the Company received approximately 5.4 million shares of CVS Health Corporation’s common stock, representing the remaining 20% of the $2.0 billion notional amount of the ASR, thereby concluding the ASR. These shares were placed into treasury and the forward contract was reclassified from capital surplus to treasury stock in February 2023.

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

Recoverability of Goodwill

Effective for the 2023 annual goodwill impairment test, the Company elected to change its annual goodwill impairment test date from August 31st to October 31st to better align with its annual budgeting processes, as this previous election predates large acquisitions such as Caremark Rx, Inc. and Aetna Inc.

The Company’s most recent goodwill impairment test was performed as of January 1, 2023, in connection with the segment realignment described in Note 1 “Significant Accounting Policies.” The results of that impairment test indicated that there was no impairment of goodwill as of the testing date, with the fair values of all reporting units with goodwill exceeding their respective carrying values by significant margins.

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

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of September 30, 2023, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended September 30, 2023, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase programs authorized by CVS Health Corporation’s Board of Directors on November 17, 2022 and December 9, 2021. See Note 9 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 through July 31, 2023	—	$—	—	$14,500,000,143
August 1, 2023 through August 31, 2023	—	$—	—	$14,500,000,143
September 1, 2023 through September 30, 2023	—	$—	—	$14,500,000,143
	—		—

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of CVS Health Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

INDEX TO EXHIBITS

10	Material contracts

10.1*	The Registrant's Amended and Restated Severance Plan for Non-Store Employees dated September 30, 2023.

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated November 1, 2023 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	November 1, 2023	By:	/s/ Thomas F. Cowhey
Thomas F. Cowhey
Senior Vice President, Interim Chief Financial Officer