Form 10-K
period 2023-12-31
CVS HEALTH Corp
filed 2024-02-07
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
        (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $88,547,881,979 as of June 30, 2023, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.
As of January 31, 2024, the registrant had 1,258,449,553 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following materials are incorporated by reference into this Form 10-K:
Information contained in the definitive proxy statement for CVS Health Corporation’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

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

Certain information contained in this 10-K is forward-looking within the meaning of the Reform Act or Securities and Exchange Commission (“SEC”) rules. This information includes, but is not limited to: “Outlook for 2024” of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in Item 7, “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A, “Government Regulation” included in Item 1, and “Risk Factors” included in Item 1A. In addition, throughout this 10-K and our other reports and communications, we use the following words or variations or negatives of these words and similar expressions when we intend to identify forward-looking statements:

·	Anticipates	·	Believes	·	Can	·	Continue	·	Could
·	Estimates	·	Evaluate	·	Expects	·	Explore	·	Forecast
·	Guidance	·	Intends	·	Likely	·	May	·	Might
·	Outlook	·	Plans	·	Potential	·	Predict	·	Probable
·	Projects	·	Seeks	·	Should	·	View	·	Will

All statements addressing the future operating performance of CVS Health or any segment or any subsidiary and/or future events or developments, including, but not limited to, statements relating to the Company’s investment portfolio, operating results, cash flows and/or financial condition, statements relating to corporate strategy, statements relating to future revenue, operating income or adjusted operating income, earnings per share or adjusted earnings per share, Health Care Benefits segment business, sales results and/or trends, medical cost trends, medical membership, Medicare Part D membership, medical benefit ratios and/or operations, Health Services segment business, sales results and/or trends and/or operations, Pharmacy & Consumer Wellness segment business, sales results and/or trends and/or operations, incremental investment spending, interest expense, effective tax rate, weighted-average share count, cash flow from operations, net capital expenditures, cash available for debt repayment, statements related to possible, proposed, pending or completed acquisitions, joint ventures, investments or combinations that involve, among other things, the timing or likelihood of receipt of regulatory approvals, the timing of completion, integration synergies, net synergies and integration risks and other costs, including those related to CVS Health’s acquisitions of Oak Street Health, Inc. (“Oak Street Health”) and Signify Health, Inc. (“Signify Health”), enterprise modernization, transformation, leverage ratio, cash available for enhancing shareholder value, inventory reduction, turn rate and/or loss rate, debt ratings, the Company’s ability to attract or retain customers and clients, store development and/or relocations, new product development, and the impact of industry and regulatory developments, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

PART I

Item 1. Business.

Overview

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading health solutions company building a world of health around every consumer it serves and connecting care so that it works for people wherever they are. As of December 31, 2023, we had more than 9,000 retail locations, more than 1,000 walk-in medical clinics, 204 primary care medical clinics, a leading pharmacy benefits manager with approximately 108 million plan members and expanding specialty pharmacy solutions, and a dedicated senior pharmacy care business serving more than one million patients per year. We serve an estimated more than 35 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). We are creating new sources of value through our integrated model allowing us to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

During the year ended December 31, 2023, the Company completed the acquisition of two key health care delivery assets to enhance its ability to execute on its care delivery strategy by advancing its primary care, home-based care and provider enablement capabilities. On March 29, 2023, the Company acquired Signify Health, Inc. (“Signify Health”), a leader in health risk assessments, value-based care and provider enablement services. On May 2, 2023, the Company also acquired Oak Street Health, Inc. (“Oak Street Health”), a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients. Both Signify Health and Oak Street Health are included within the Health Services segment.

In connection with its new operating model adopted in the first quarter of 2023, the Company realigned the composition of its segments to reflect how its Chief Operating Decision Maker (the “CODM”) reviews information and manages the business. The Company’s CODM is the Chief Executive Officer. As a result of this realignment, the Company formed a new Health Services segment, which in addition to providing a full range of pharmacy benefit management (“PBM”) solutions, also delivers health care services in the Company’s medical clinics, virtually, and in the home, as well as provider enablement solutions. In addition, the Company created a new Pharmacy & Consumer Wellness segment, which includes its retail and long-term care pharmacy operations and related pharmacy services, as well as its retail front store operations. This segment will also provide pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. Prior period segment financial information has been recast to conform with the current period presentation. See Note 19 ‘‘Segment Reporting’’ included in Item 8 of this 10-K for segment financial information.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other.

Business Strategy

We are building a world of health around every consumer we serve, seeking to make it easier and more affordable to live a healthier life. This means delivering solutions that are more personalized, simpler to use and increasingly digital so consumers can receive care when, where and how they desire. We address holistic health – physical, emotional, social and economic – and we are creating new sources of value through our integrated care model which allows us to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs. We believe our consumer-centric strategy will drive sustainable long-term growth and deliver value for all stakeholders.

Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers, serving an estimated more than 35 million people as of December 31, 2023. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.

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
•Government Medical: In select geographies, the Health Care Benefits segment offers Medicare Advantage plans, Medicare Supplement plans and prescription drug coverage for Medicare beneficiaries; participates in Medicaid and subsidized Children’s Health Insurance Programs (“CHIP”); and participates in demonstration projects for members who are eligible for both Medicare and Medicaid (“Duals”). These Government Medical products are further described below:
•Medicare Advantage: Through annual contracts with the U.S. Centers for Medicare & Medicaid Services (“CMS”), the Company offers HMO and PPO products for eligible individuals in certain geographic areas through the Medicare Advantage program. Members typically receive enhanced benefits over traditional fee-for-service Medicare coverage (“Original Medicare”), including reduced cost-sharing for preventive care, vision and other services. The Company offered network-based HMO and/or PPO plans in 46 states and Washington, D.C. in 2023. For certain qualifying employer groups, the Company offers Medicare PPO products nationally. When combined with the Company’s PDP product, these national PPO plans form an integrated national Insured Medicare product for employers that provides medical and pharmacy benefits.
•Medicare PDP: The Company is a national provider of drug benefits under the Medicare Part D prescription drug program. All Medicare eligible individuals are eligible to participate in this voluntary prescription drug plan. Members typically receive coverage for certain prescription drugs, usually subject to a deductible, co-insurance and/or co-payment. The Company offered PDP plans in all 50 states and Washington, D.C. in 2023.
•Medicare Supplement: For certain Medicare eligible members, the Company offers supplemental coverage for certain health care costs not covered by Original Medicare. The products included in the Medicare Supplement portfolio help to cover some of the gaps in Original Medicare, and include coverage for Medicare deductibles and coinsurance amounts. The Company offered a wide selection of Medicare Supplement products in 49 states and Washington, D.C. in 2023.
•Medicaid and CHIP: The Company offers health care management services to individuals eligible for Medicaid and CHIP under multi-year contracts with government agencies in various states that are subject to annual appropriations. CHIP are state-subsidized insurance programs that provide benefits for families with uninsured children. The Company offered these services on an Insured or ASC basis in 16 states in 2023.
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

Health Care Benefits Provider Networks

The Company contracts with physicians, hospitals and other providers for services they provide to the Company’s members. The Company uses a variety of techniques designed to help encourage appropriate utilization of medical services (“utilization”) and maintain affordability of quality coverage. In addition to contracts with providers for negotiated rates of reimbursement, these techniques include creating risk sharing arrangements that align economic incentives with providers, the development and implementation of guidelines for the appropriate utilization and the provision of data to providers to enable them to improve health care quality. At December 31, 2023, the Company’s underlying nationwide provider network had approximately 1.7 million participating providers. Other providers in the Company’s provider networks also include laboratory, imaging, urgent care and other freestanding health facilities.

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

Aetna Life Insurance Company (“ALIC”), a wholly-owned subsidiary of the Company, has received nationwide NCQA PPO Health Plan accreditation. As of December 31, 2023, all of the Company’s Commercial HMO and all of ALIC’s PPO members who were eligible participated in HMOs or PPOs that are accredited by the NCQA.

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

Health Care Benefits Customers

Medical membership is dispersed throughout the U.S., and the Company also serves medical members in certain countries outside the U.S. The Company offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, many of which are available nationwide. Depending on the product, the Company markets to a range of customers, including employer groups, individuals, college students, part-time and hourly workers, health plans, providers, governmental units, government-sponsored plans, labor groups and expatriates. For additional information on medical membership, see “Health Care Benefits Segment” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) included in Item 7 of this 10-K.

The Company markets both Commercial Insured and ASC products and services primarily to employers that sponsor the Company’s products for the benefit of their employees and their employees’ dependents. Frequently, larger employers offer employees a choice among coverage options from which the employee makes his or her selection during a designated annual open enrollment period. Typically, employers pay all of the monthly premiums to the Company and, through payroll deductions, obtain reimbursement from employees for a percentage of the premiums that is determined by each employer. Some Health Care Benefits products are sold directly to employees of employer groups on a fully employee-funded basis. In some cases, the Company bills the covered individual directly. The Company sold Insured plans directly to individual consumers through the individual public health insurance exchanges (“Public Exchanges”) in 12 states as of December 31, 2023. The Company entered Public Exchanges in five additional states effective January 2024.

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

The U.S. federal government is a significant customer of the Health Care Benefits segment through contracts with CMS for coverage of Medicare-eligible individuals and federal employee-related benefit programs. Other than the contracts with CMS, the Health Care Benefits segment is not dependent upon a single customer or a few customers the loss of which would have a significant effect on the earnings of the segment. The loss of business from any one or a few independent brokers or agents would not have a material adverse effect on the earnings of the Health Care Benefits segment. Health Care Benefits segment revenues from the federal government accounted for 14% of the Company’s consolidated total revenues in 2023, 2022 and 2021. Contracts with CMS for coverage of Medicare-eligible individuals in the Health Care Benefits segment accounted for approximately 73%, 74% and 79%, respectively, of the Company’s consolidated revenues from the federal government in 2023, 2022 and 2021.

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

The Company has Medicare Advantage and PDP contracts with CMS to provide HMO, PPO and prescription drug coverage to Medicare beneficiaries in certain geographic areas. Under these annual contracts, CMS pays the Company a fixed per member (or “capitation”) payment and/or a portion of the premium, both of which are based on membership and adjusted for demographic and health risk factors. CMS also considers inflation, changes in utilization patterns and average per capita fee-

for-service Medicare costs in the calculation of the fixed capitation payment or premium. PDP contracts also provide a risk-sharing arrangement with CMS to limit the Company’s exposure to unfavorable expenses or benefit from favorable expenses. Amounts payable to the Company under the Medicare arrangements are subject to annual revision by CMS, and the Company elects to participate in each Medicare service area or region on an annual basis. Premiums paid to the Company for Medicare products are subject to federal government reviews and audits, which can result, and have resulted, in retroactive and prospective premium adjustments and refunds to the government and/or members. In addition to payments received from CMS, some Medicare Advantage products and all PDP products require a supplemental premium to be paid by the member or sponsoring employer. In some cases, these supplemental premiums are adjusted based on the member’s income and asset levels. Compared to Commercial Medical products, Medicare contracts generate higher per member per month revenues and higher health care and other benefit costs.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of 4 or higher (out of 5) to qualify for bonus payments. CMS released the Company’s 2024 star ratings in October 2023. The Company’s 2024 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2025. Based on the Company’s membership at December 31, 2023, 87% of the Company’s Medicare Advantage members were in plans with 2024 star ratings of at least 4.0 stars, compared to the unmitigated 21% of the Company’s Medicare Advantage members being in plans with 2023 star ratings of at least 4.0 stars based on the Company’s membership at December 31, 2022. Refer to “Medicare Star Ratings” within the “Government Regulation” section of this Item 1 for further discussion of the decrease in the Company’s star ratings.

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

Health Care Benefits Seasonality

The Health Care Benefits segment’s quarterly operating income progression is impacted by (i) the seasonality of benefit costs which generally increase during the year as Insured members progress through their annual deductibles and out-of-pocket expense limits, (ii) continued changes in product mix between Commercial and Government medical membership and (iii) the seasonality of operating expenses, which are generally the highest during the fourth quarter due primarily to spending to support readiness for the start of the upcoming plan year and marketing associated with Medicare annual enrollment.

During the year ended December 31, 2023, overall medical costs continued to progress toward normalized utilization in the first quarter. Beginning in the second quarter of 2023, the segment experienced higher than previously expected medical cost trend in Medicare Advantage driven by increased outpatient and supplemental benefit utilization when compared with pandemic influenced utilization levels in the prior year. This elevated utilization continued through year end, which resulted in elevated medical costs throughout the remainder of 2023.

During the year ended December 31, 2022, the impact of COVID-19 within the Health Care Benefits segment generally stabilized as a result of the Company’s ability to capture COVID-19 related medical costs in pricing, and the segment experienced a return to a more normal seasonality pattern, as described above.

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

Insured products compete with local and regional health care benefits plans, health care benefits and other plans sponsored by other large commercial health care benefit insurance companies, health system owned health plans, new entrants into the marketplace and numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association. The largest competitor in Medicare products is Original Medicare. Additional Health Care Benefits segment competitors include other types of medical and dental provider organizations, various specialty service providers (including PBM services providers), health care consultants, financial services companies, integrated health care delivery organizations (networks of providers who also coordinate administrative services for and assume insurance risk of their members), third party administrators (“TPAs”) and, for certain plans, programs sponsored by the federal or state governments. Emerging competitors include start up health care benefits plans, provider-owned health plans, new joint ventures (including not-for-profit joint ventures among firms from multiple industries), financial services firms that are distributing competing products on their proprietary Private Exchanges, and consulting firms that are distributing competing products on their proprietary Private Exchanges, as well as non-traditional distributors such as retail companies. The Company’s ability to increase the number of persons enrolled in Insured Commercial Medical products also is affected by the desire and ability of employers to self-fund their health coverage.

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

Health Services Segment

The Health Services segment provides a full range of PBM solutions, delivers health care services in its medical clinics, virtually, and in the home, and offers provider enablement solutions. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. During 2023, the Company completed the acquisition of two key health care delivery assets – Signify Health, a leader in health risk assessments, value-based care and provider enablement services, and Oak Street Health, a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients. The Company also announced the launch of CordavisTM, a wholly owned subsidiary that will work directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products. The Health Services segment’s clients and customers are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care (“Managed Medicaid”) plans, CMS, plans offered on Insurance Exchanges and other sponsors of health benefit plans throughout the U.S., patients who receive care in the Health Services segment’s medical clinics, virtually or in the home, as well as Covered Entities. During the year ended December 31, 2023, the Company’s PBM filled or managed 2.3 billion prescriptions on a 30-day equivalent basis.

Health Services Products and Services

PBM Solutions
The Health Services segment manages prescription drug distribution directly through the Company’s specialty and mail order pharmacies and through pharmacies in its retail network. All prescriptions processed by the Company are analyzed, processed and documented by the Company’s proprietary prescription management systems. These systems provide essential features and functionality to allow plan members to utilize their prescription drug benefits. These systems also streamline the process by which prescriptions are processed by staff and network pharmacists by enhancing review of various items through automation, including plan eligibility, early refills, duplicate dispensing, appropriateness of dosage, drug interactions or allergies, over-utilization and potential fraud.

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

Formulary Management
The Company utilizes an independent panel of doctors, pharmacists and other medical experts, referred to as the CVS Caremark National Pharmacy and Therapeutics Committee, to review and approve the selection of drugs that meet the Company’s standards of safety and efficacy for inclusion on one of the Company’s template formularies. The Company’s formularies provide recommended products in numerous drug classes to help ensure member access to clinically appropriate drugs with alternatives within a class under the client’s pharmacy benefit plan, while helping to drive the lowest net cost for clients that select one of the Company’s formularies. To help improve clinical outcomes for members and clients, the Company conducts ongoing, independent reviews of all drugs, including those appearing on the formularies and generic equivalent products. Many of the Company’s clients choose to adopt a template formulary offering as part of their plan design. PBM clients are given capabilities to offer real time benefits information for a member’s specific plan design, provided electronically in the Electronic Health Record at the point of prescribing, at the CVS pharmacy and directly to members.

Retail Pharmacy Network Management Services
The Company maintains a national network of approximately 66,000 retail pharmacies, consisting of approximately 38,000 chain pharmacies (which include CVS pharmacy locations) and approximately 28,000 independent pharmacies, in the U.S., including Puerto Rico, the District of Columbia, Guam and the U.S. Virgin Islands. When a customer fills a prescription in a retail pharmacy, the pharmacy sends prescription data electronically to the Company from the point-of-sale. This data interfaces with the Company’s proprietary prescription management systems, which verify relevant plan member data and eligibility, while also performing a drug utilization review to help evaluate clinical appropriateness and safety and confirming that the pharmacy will receive payment for the prescription.

Specialty and Mail Order Pharmacy Services
The Company operates mail order pharmacies, specialty mail order pharmacies and retail specialty pharmacy stores in the U.S. The mail order pharmacies are used primarily for maintenance medications, while the specialty mail order pharmacies and retail specialty pharmacy stores are used for the delivery of advanced medications to individuals with chronic or genetic diseases and disorders. The Health Services segment’s plan members or their prescribers submit prescriptions or refill requests to these pharmacies, and staff pharmacists review these prescriptions and refill requests with the assistance of the Company’s prescription management systems. This review may involve communications with the prescriber and, with the prescriber’s approval when required, can result in generic substitution, therapeutic interchange or other actions designed to help reduce cost and/or improve quality of treatment.

The Company’s mail order pharmacies and specialty mail order pharmacies have been awarded Mail Service Pharmacy and Specialty Pharmacy accreditation, respectively, from URAC. Substantially all of the Company’s specialty mail order pharmacies also have been accredited by The Joint Commission and the Accreditation Commission for Health Care (“ACHC”), which are independent, not-for-profit organizations that accredit and certify health care programs and organizations in the U.S. The ACHC accreditation includes an additional accreditation by the Pharmacy Compounding Accreditation Board, which certifies compliance with the highest level of pharmacy compounding standards.

In connection with its new operating model adopted in the first quarter of 2023, the Company consolidated its specialty and mail order pharmacy fulfillment operations, which were previously included in the former Pharmacy Services segment, with its retail and long-term care pharmacy fulfillment operations in the newly formed Pharmacy & Consumer Wellness segment. Under this new operating model, the Health Services segment pays an administrative service fee to the Pharmacy & Consumer Wellness segment, in exchange for which the Pharmacy & Consumer Wellness segment provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings.

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

Value-Based Care
In response to rising healthcare spending in the U.S., commercial, government and other payors are shifting away from fee-for-service payment models towards value-based models, including risk-based payment models that tie financial incentives to quality, efficiency and coordination of care. Value-based care (“VBC”) refers to the goal of incentivizing healthcare providers to simultaneously increase quality while lowering the cost of care for patients. More specifically, providers in a VBC model are incentivized to focus on more preventative care, higher quality of care and better coordination of care to create better health outcomes and avoid potentially expensive complications from illnesses that could be managed more conveniently and cost effectively.

The Company is committed to expanding value-based care in the U.S. and delivering higher quality care to patients at a lower overall cost to the industry. The Company operates in value-based care through two primary means: providing comprehensive primary care through its Oak Street Health primary care centers and enabling independent health systems transition to value-based care through contracting and care management services. The Company’s value-based care assets typically contract with payors, primarily Medicare Advantage plans, and/or CMS.

The Company’s Oak Street Health business operates retail-like, community-based centers that provide medical primary care services and support Medicare eligible patients in the management of chronic illnesses and the prevention of unnecessary acute events. Through its centers and management services organization, the Company combines an innovative health care model and its proprietary Canopy technology with superior patient experience and quality care. The Company engages its patients through the use of an innovative community outreach approach. Once engaged, the Company integrates population health analytics, social support services and primary care into the care model to drive improved patient outcomes. The Company contracts with health plans and CMS to generate medical costs savings, assume full financial risk of its patients and realize a return on its investment in primary care.

The Company’s clinics implement a branded and consumer-focused design to create a welcoming environment that engages patients. While traditional healthcare facilities are often located in medical office buildings that are removed from where patients spend a majority of their time, the Company targets locations in highly accessible, convenient locations close to where patients live, work and shop. Each of the Company’s centers has a consistent look and feel, which contributes to the success in acquiring patients. Subsequent to the Company’s acquisition of Oak Street Health, the Company has opened 31 locations. As of December 31, 2023, the Company operated 204 centers across 25 states, which provided care for approximately 270,000 patients.

In addition to its primary care centers, the Company provides enablement services to independent health systems, assisting these groups with their transition to value-based care. The Company’s customers practice value-based care primarily through two programs administered by CMS, the Accountable Care Organization (“ACO”) Realizing Equity, Access, and Community Health (“REACH”) Model (collectively, “ACO REACH”) and the Medicare Shared Savings Program (“MSSP”), under which the Company served approximately 793,000 covered lives as of December 31, 2023.

ACOs are networks of healthcare providers and suppliers that work together to invest in infrastructure and redesign delivery processes to attempt to achieve high quality and efficient delivery of services. ACOs that achieve performance standards established by the U.S. Department of Health and Human Services (“HHS”) are eligible to share in a portion of the amounts saved by the Medicare program. ACOs employ a retrospective payment system in which Medicare reimburses providers in accordance with their usual fee-for-service payment schedule, while also tracking the total fee-for-service costs for all billable services rendered for attributed Medicare beneficiaries over the course of a year. CMS periodically compares the total amount of all fee-for-service payments for a beneficiary against a benchmark price for the annual cost of such beneficiary’s medical care. If the total fee-for-service costs exceed the benchmark price, then typically the ACO owes a portion of the difference to CMS and, likewise, if total fee-for-service costs are lower than the benchmark price, then CMS pays a portion of the difference, representing the shared savings achieved, to the ACO.

The Company’s ACO REACH contracts are global risk arrangements and the ACO assumes full risk for the total cost of care for aligned beneficiaries and, accordingly, the ACO is subject to 100% of shared savings and shared losses. The final shared savings due from CMS or shared losses due to CMS for each performance period is reconciled in the year following the performance year.

As part of the MSSP, the Company helps unrelated providers join together to form a “collaborative ACO.” The collaborative ACO has a large attributed patient population, consisting of the beneficiaries attributed to all of the participating providers. Risks are therefore spread across a much larger beneficiary population, helping to stabilize performance and reduce downside risk for participating providers. The Company offers providers a suite of tools and services that are designed to enhance their ability to effectively manage and coordinate the care of attributed patients in order to improve patient outcomes, reduce costs and generate savings. The Company assumes a portion of the collaborative ACO’s financial risk and also receives a portion of any shared savings received by the collaborative ACO.

In-Home Health Evaluations
As a complement to its value-based care delivery, the Company operates a large mobile network of credentialed providers in the U.S. through its Signify Health business. These credentialed providers are deployed into the home primarily to conduct in-home health evaluations (“IHEs”) and perform select diagnostic services. IHEs may also be performed virtually or at a healthcare provider facility. From the date of the Signify Health acquisition through December 31, 2023, the Company performed nearly 2 million IHEs. While in the home, providers perform IHEs with the assistance of the Company’s longitudinal patient records and proprietary clinical workflow software with its integrated device hub. The Company’s software guides clinical workflows as well as in-home diagnostic screenings, yielding a rich patient report of hundreds of data points. The Company also offers diagnostic and preventive services and provides comprehensive medication review services while in the home. Through its IHEs, the Company creates a comprehensive, documented record of the clinical, social and behavioral needs of its health plan customers’ medically complex populations and seek to further engage them with the healthcare system.

The evaluation results of IHEs are provided to individuals’ primary care physicians. The Company believes sharing these results helps to fill gaps in care, while encouraging individuals who have not regularly visited their PCP to schedule a visit. The IHEs also provide health plans with insights into member health without taking members out of the home, the reports IHEs produce form a basis of the Medicare Risk Adjustment Factor (“RAF”) scores, which contribute to health plans’ ability to effectively participate in value-based and risk-adjusted government programs such as Medicare Advantage, and affect the premiums health plans receive for Medicare Advantage beneficiaries. The data gathered during an IHE is also a resource that can be used by health plans to improve their Healthcare Effectiveness Data and Information Set (“HEDIS”) scores and Medicare Advantage star ratings.

MinuteClinic
As of December 31, 2023, the Company operated more than 1,000 MinuteClinic locations in the U.S. The clinics are staffed by nurse practitioners and physician assistants who utilize nationally established guidelines to deliver a variety of health care services. Payors value these clinics because they provide convenient, high-quality, cost-effective care, in many cases offering an attractive alternative to more expensive sites of care. MinuteClinic also offers virtual care services to connect customers with licensed providers to provide access to health services remotely. MinuteClinic is collaborating with the Company’s medical and pharmacy members to help meet the needs of the Company’s health plan and client plan members by offering programs that can improve member health and lower costs. MinuteClinic also maintains relationships with leading hospitals, clinics and physicians in the communities we serve to support and enhance quality, access and continuity of care.

Health Services Information Systems

The Health Services segment’s claim adjudication platform incorporates architecture that centralizes the data generated from adjudicating retail pharmacy, specialty and mail order claims and delivering other solutions to PBM clients. The Health Engagement Engine® technology and proprietary clinical algorithms help connect various parts of the enterprise and serve an essential role in cost management and health improvement, leveraging cloud-native technologies and practices. This capability transforms pharmacy data into actionable interventions at key points of care, including in retail, mail and specialty pharmacies as well as in customer care call center operations, leveraging our enterprise data platform to improve the quality of care. The technology leverages assisted artificial intelligence to deliver insights to the business and bring automation to otherwise manual tasks. Specialty services also connects with our claim adjudication platform and various health plan adjudication platforms with a centralized architecture servicing many clients and members. Operating services, such as Specialty Expedite®, provide an interconnected onboarding solution for specialty medications and branding solutions ranging from fulfillment to total patient management. These services are managed through our new innovative specialty workflow and web platform.

The Health Services segment’s custom-built proprietary Canopy technology is a key driver of the success of its value-based care model and foundation for patients receiving a consistent, high-quality level of care. Canopy underlies every aspect of the Company’s day-to-day clinical and operational workflows, allowing care teams to tailor care plans to the needs of both the patient and the business. Canopy integrates an immense amount of data about patients from a broad set of sources, including payor claims data, pharmacy data and medical records from hospitals and specialists and provides actionable insights and workflows to accelerate effective clinical management and oversight. Canopy leverages artificial intelligence and machine learning capabilities to create and refine a clinical rules engine (predictive models and prescriptive algorithms) that informs care delivery and addresses hospital admissions and readmissions, medical costs and patient retention.

Through the collaboration of its digital and technical teams, the Company has established critical tools which enable patients to schedule appointments through MinuteClinic.com. Key elements of the offerings include landing pages which highlight services and answer common questions, screening capabilities to determine patient eligibility, service location locator and appointment selection tools to efficiently identify the requested service on a specified date, time, and location and registration pages to collect required patient information, accelerating check-in once at the MinuteClinic. Once scheduled, the tools provide the user with instructions and notifications including SMS text message and email reminders, and also provide digital results and records, enabling patients to view and save their medical records for convenient access at a later point.

Health Services Clients & Customers

The Company’s Health Services clients and customers are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Managed Medicaid plans, CMS, plans offered on Insurance Exchanges, other sponsors of health benefit plans throughout the U.S., patients who receive care in the Health Services segment’s medical clinics, virtually or in the home, as well as Covered Entities. The Health Services segment’s revenues are primarily generated from the sale and managing of prescription drugs to eligible members in benefit plans maintained by clients. Pharmaceuticals are provided to eligible members in benefit plans maintained by clients and utilize the Company’s information systems, among other things, to help perform safety checks, drug interaction screening and identify opportunities for generic substitution.

The Company’s primary care operations rely on its value-based capitated partnerships with payors and CMS which manage and market Medicare Advantage plans across the U.S. The Company has strategic value-based relationships with over 30 different payors as of December 31, 2023, including each of the top 5 national payors by number of Medicare Advantage patients. These existing contracts and relationships and their understanding of the value of the Company’s model reduces the risk of entering into new markets as the Company typically has payor contracts before entering a new market. Maintaining, supporting and growing these relationships, particularly as the Company enters new geographies, is critical to its long-term success.

The Company’s value-based care arrangements are primarily directed at independent health systems, including community hospitals, physician practices and clinics, participating in, or seeking to participate in, ACOs or contract with Medicare Advantage plans.

The Company’s IHE operations customers are primarily Medicare Advantage health plans and Managed Medicaid organizations. In 2023, the Company had IHE contracts with 52 health plans in the U.S., including 25 of the 50 largest Medicare Advantage plans.

Health Services Seasonality

The majority of the Health Services segment revenues, including revenues generated from its PBM services, are not seasonal in nature.

The Company’s primary care operations experience some variability depending upon the time of year in which they are measured. Typically, a significant portion of the Company’s at-risk patient growth is experienced during the first quarter, when plan enrollment selections made during the prior annual enrollment period from October 15th through December 7th of the prior year take effect. Per-patient revenue will generally decline over the course of the year as new patients typically join with less complete or accurate documentation (and therefore lower risk-adjustment scores), and patient attrition skews towards higher-risk (and therefore greater revenue) patients. Finally, medical costs will vary seasonally depending on a number of factors including the weather, which can be a driver of certain illnesses such as the influenza virus.

Revenues generated from the Company’s IHEs and related services are generally lower in the fourth quarter of each calendar year than the other quarters. Each year, IHE customers provide a member list, which may be supplemented or amended during the year. Customers generally limit the number of times the Company may attempt to contact their members. Throughout the year, as IHEs are completed and the Company attempts to contact members, the number of members who have not received an IHE and whom the Company is still able to contact declines, typically resulting in fewer IHEs scheduled during the fourth quarter.

Health Services Competition

The Company believes the primary competitive factors in the health services industry include: (i) the ability to negotiate favorable discounts from drug manufacturers as well as to negotiate favorable discounts from, and access to, retail pharmacy networks; (ii) the ability to identify and apply effective cost management programs utilizing clinical strategies, including the development and utilization of preferred formularies; (iii) the ability to market PBM and other health products and services; (iv) the commitment to provide flexible, clinically-oriented services to clients and be responsive to clients’ needs; (v) the ability to attract and retain physicians, nurse practitioners, physician assistants and other medical personnel; (vi) the quality, scope and costs of products and services offered to clients and their members, as well as the care delivered to customers; and (vii) operational excellence in delivering services.

The Health Services segment has a significant number of competitors offering PBM services, including large, national PBM companies (e.g., Prime Therapeutics and MedImpact), PBMs owned by large national health plans (e.g., the Express Scripts business of Cigna Corporation and the OptumRx business of UnitedHealth) and smaller standalone PBMs. The Health Services segment’s MinuteClinic offerings compete with retail health clinics, urgent care and primary care offices. The Company competes for provider solutions and health information technology (“HIT”) business with other large health plans and commercial health care benefit insurance companies as well as information technology companies and companies that specialize in provider solutions and HIT.

The Company’s primary care operations compete with large and medium-sized local and national providers of primary care services, such as Aledade, Centerwell and health system affiliated practices, for, among other things, contracts with payors, recruitment of physicians and other medical and non-medical personnel and individual patients. Principal primary care competitors for patients and payor contracts vary considerably in type and identity by market. Because of the low barriers of entry into the primary care business and the ability of physicians to own primary care centers and/or also be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources.

The Company’s ACO operations compete with healthcare risk management providers. Key competitors are companies that work directly with providers to enable them to successfully take risk in value-based care arrangements. Some of these competitors focus on a specific function – like analytics – while others offer more comprehensive services. The MSSP offers comprehensive services, including a collaborative ACO model, a suite of population health tools and services, and the ability to facilitate in-home annual wellness visits, which is unique and distinguishes the Company from competitors. Some key competitors operate nationally (e.g., Aledade, Collaborative Health Systems, Evolent Health, Vytalize Health and Stellar Health) while other competitors are more geographically focused (e.g., Equality Health and Physicians of Southwest Washington).

The Company’s IHE and related services operations compete with a wide variety of local and national providers of in-home, virtual and in-person diagnostic and evaluative services. Competitors include pure-play companies whose principal business is providing health risk assessments and similar services (e.g., Matrix Medical Network), as well as large payors, which may use a variety of different providers to perform health risk assessments across care settings or may perform some or all of their health risk assessments utilizing their own in-house capabilities.

Pharmacy & Consumer Wellness Segment

The Pharmacy & Consumer Wellness segment dispenses prescriptions in its retail pharmacies and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of December 31, 2023, the Pharmacy

& Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services. During the year ended December 31, 2023, the Pharmacy & Consumer Wellness segment filled 1.6 billion prescriptions on a 30-day equivalent basis and dispensed approximately 26.7% of total retail pharmacy prescriptions in the U.S.

Pharmacy & Consumer Wellness Products and Services

A typical retail store sells prescription drugs and a wide assortment of high-quality, nationally advertised brand name and proprietary brand merchandise. Pharmacy locations may also contract with Covered Entities under the federal 340B drug pricing program. Front store categories include over-the-counter drugs, consumer health products, beauty products and personal care products. The Company purchases merchandise from numerous manufacturers and distributors. The Company believes that competitive sources are readily available for substantially all of the products carried in its retail stores and the loss of any one supplier would not likely have a material effect on the Pharmacy & Consumer Wellness segment. LTC operations include distribution of prescription drugs and related consulting and ancillary services.

Pharmacy & Consumer Wellness revenues by major product group are as follows:

	Percentage of Revenues
	2023	2022	2021
Pharmacy (1)	78.9%	76.9%	76.6%
Front store and other (2)	21.1%	23.1%	23.4%
	100.0%	100.0%	100.0%
_____________________________________________
(1)Pharmacy includes LTC sales and sales in pharmacies within Target Corporation (“Target”) and other retail stores.
(2)“Other” represents less than 11% of the “Front store and other” revenue category in all periods presented.

Pharmacy
Pharmacy revenues represented over three-fourths of Pharmacy & Consumer Wellness segment revenues in each of 2023, 2022 and 2021. The Company believes that retail pharmacy operations will continue to represent a critical part of the Company’s business due to industry demographics, e.g., an aging American population consuming a greater number of prescription drugs, prescription drugs being used more often as the first line of defense for managing illness, the introduction of new pharmaceutical products, the need for vaccinations, including the COVID-19 vaccination, and Medicare Part D growth. The Company believes the retail pharmacy business benefits from investment in both people and technology, as well as innovative collaborations with health plans, PBMs and providers. Given the nature of prescriptions, consumers want their prescriptions filled accurately by professional pharmacists using the latest tools and technology, and ready when promised. Consumers also need medication management programs and better information to help them get the most out of their health care dollars. To assist consumers with these needs, the Company has introduced integrated pharmacy health care services that provide an earlier, easier and more effective approach to engaging consumers in behaviors that can help lower costs, improve health and save lives.

Front Store
Front store revenues reflect the Company’s strategy of innovating with new and unique products and services, using innovative personalized marketing and adjusting the mix of merchandise to match customers’ needs and preferences. A key component of the front store strategy is the ExtraCare® card program, which is one of the largest and most successful retail loyalty programs in the U.S. The ExtraCare program allows the Company to balance marketing efforts so it can reward its best customers by providing them with automatic sale prices, customized coupons, ExtraBucks® rewards and other benefits. The Company also offers a subscription-based membership program, ExtraCare PlusTM, under which members are entitled to a suite of benefits delivered over the course of the subscription period, as well as a promotional reward that can be redeemed for future goods and services. The Company continues to launch and enhance new and exclusive brands to create unmatched offerings in beauty products and deliver other unique product offerings, including a full range of high-quality proprietary brand products that are only available through CVS stores. The Company currently carries approximately 5,500 proprietary brand products, which accounted for approximately 21% of front store revenues during 2023.

On-site Pharmacies
The Company also operates a limited number of pharmacies located at client sites, which provide certain health plan members and customers with a convenient alternative for filling their prescriptions and receiving vaccinations, including the COVID-19 vaccination.

Specialty and Mail Order Pharmacy Fulfillment Services
The Pharmacy & Consumer Wellness segment provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings, in exchange for which the Health Services segment pays an administrative service fee to the Pharmacy & Consumer Wellness segment.

Infusion and Enteral Services
The Company operates branches for compounding, specialty infusion and enteral nutrition services in the U.S.

Medical Diagnostic Testing
The Company offers medical diagnostic testing through its CVS pharmacy locations. The Company offered point of care COVID-19 testing at more than 2,000 pharmacy locations as of December 31, 2023.

Long-term Care Pharmacy Operations
The Pharmacy & Consumer Wellness segment provides LTC pharmacy services through the Omnicare® business. Omnicare’s customers consist of skilled nursing facilities, assisted living facilities, independent living communities, hospitals, correctional facilities, and other health care service providers. The Company provides pharmacy consulting, including monthly patient drug therapy evaluations, to assist in compliance with state and federal regulations and provide proprietary clinical and health management programs. It also provides pharmaceutical case management services for retirees, employees and dependents who have drug benefits under corporate-sponsored health care programs.

Community Location Development

CVS Health’s community health destinations are an integral part of its ability to meet the needs of consumers and maintain its leadership position in the changing health care landscape. When paired with its rapidly expanding digital presence, the Company’s physical presence in thousands of communities across the country represents a competitive advantage by allowing it to develop deep and trusted relationships through everyday engagement in consumer health. The Company’s community health destinations have played, and will continue to play, a key role in the Company’s continued growth and success. During 2023, the Company opened approximately 39 new locations, relocated 5 locations and closed approximately 318 locations.

The Company’s continuous assessment of its national footprint is an essential component of competing effectively in the current health care environment. On an ongoing basis, the Company evaluates changes in population, consumer buying patterns and future health needs to assess the ability of its existing stores and locations to meet the needs of its consumers and the business. During the fourth quarter of 2021, the Company completed a strategic review of its retail business and announced its plans to reduce store density in certain locations through the closure of approximately 900 retail stores between 2022 and 2024. As of December, 31, 2023, the Company has closed approximately 600 retail stores in connection with this strategic review.

Pharmacy & Consumer Wellness Information Systems

The Company has continued to invest in information systems to enable it to deliver exceptional customer service, enhance safety and quality, and expand patient care services while lowering operating costs. The proprietary WeCARE Workflow tool supports pharmacy teams by prioritizing work to meet customer expectations, facilitating prescriber outreach, and seamlessly integrating clinical programs. This solution delivers improved efficiency and enhances customer experience, as well as provides a framework to accommodate the evolution of pharmacy practice and the expansion of clinical programs. The Company’s Health Engagement Engine technology and data science clinical algorithms enable the Company to help identify opportunities for pharmacists to deliver face-to-face counseling regarding patient health and safety matters, including medication adherence issues, gaps in care and management of certain chronic health conditions. The Company’s digital strategy is to empower the consumer to navigate their pharmacy experience and manage their condition through integrated online and mobile solutions that offer utility and convenience. The Company’s LTC digital technology suite, Omniview®, improves the efficiency of customers’ operations with tools that include executive dashboards, pre-admission pricing, electronic ordering of prescription refills, proof-of-delivery tracking, access to patient profiles, receipt and management of facility bills, and real-time validation of Medicare Part D coverage, among other capabilities. The Company has also established tools which enable customers to schedule diagnostic testing and vaccination appointments through CVS.com, provide instructions and notifications to the customer regarding the services, and, following administration, allow customers to access digital results for tests and records for vaccinations.

Pharmacy & Consumer Wellness Customers

The success of the Pharmacy & Consumer Wellness segment’s businesses is dependent upon the Company’s ability to establish and maintain contractual relationships with pharmacy benefit managers and other payors on acceptable terms. Substantially all of the Pharmacy & Consumer Wellness segment’s pharmacy revenues are derived from pharmacy benefit managers, managed care organizations (“MCOs”), government funded health care programs, commercial employers and other third-party payors. No single Pharmacy & Consumer Wellness payor accounted for 10% or more of the Company’s consolidated total revenues in 2023, 2022 or 2021.

Pharmacy & Consumer Wellness Seasonality

The majority of Pharmacy & Consumer Wellness segment revenues, particularly pharmacy revenues, generally are not seasonal in nature. However, front store revenues tend to be higher during the December holiday season. In addition, both pharmacy and front store revenues are affected by the timing and severity of the cough, cold and flu season. Uncharacteristic or extreme weather conditions also can adversely affect consumer shopping patterns and Pharmacy & Consumer Wellness revenues, expenses and operating results.

During the year ended December 31, 2023, the impact of COVID-19 on the Pharmacy & Consumer Wellness segment continued to decline compared to the prior year. OTC test kit demand was highest during the first quarter and declined to its lowest quarterly volume during the fourth quarter. In contrast, contributions from COVID-19 vaccinations reached their highest quarterly volume during the fourth quarter.

During the year ended December 31, 2022, the customary quarterly operating income progression in the Pharmacy & Consumer Wellness segment continued to be impacted by COVID-19. During the first quarter, the Company saw high volumes of administration of COVID-19 vaccinations, as well as demand for OTC test kits in the front store, particularly in the beginning of the year when the Omicron variant incidence was high. In addition, the Company administered the highest quarterly volume of COVID-19 diagnostic tests of 2022 during the first quarter, however a decline compared to the prior year. During the second and third quarters, the Company continued to generate earnings from the sale of OTC test kits, as customers performed more in-home testing versus diagnostic testing, in addition to earnings from the continued administration of COVID-19 diagnostic testing and vaccinations, albeit at lower levels than those experienced in the first quarter. During the fourth quarter, the Company saw an increase in COVID-19 vaccine administration from the prior quarter related to the bivalent COVID-19 booster.

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

Pharmacy & Consumer Wellness Competition

The retail pharmacy business is highly competitive. The Company believes that it competes principally on the basis of: (i) store location and convenience, (ii) customer service and satisfaction, (iii) product selection and variety, and (iv) price. In the areas it serves, the Company competes with other drugstore chains (e.g., Walgreens and Rite Aid), supermarkets, discount retailers (e.g., Walmart), independent pharmacies, restrictive pharmacy networks, online retailers (e.g., Amazon), membership clubs, infusion pharmacies, as well as mail order dispensing pharmacies.

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

Corporate/Other Segment

The Company presents the remainder of its financial results in the Corporate/Other segment, which primarily consists of:

•Management and administrative expenses to support the Company’s overall operations, which include certain aspects of executive management and the corporate relations, legal, compliance, human resources and finance departments, information technology, digital, data and analytics, as well as acquisition-related transaction and integration costs; and
•Products for which the Company no longer solicits or accepts new customers such as its large case pensions and long-term care insurance products.

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

Working Capital Practices

The Company funds the growth of its businesses through a combination of cash flow from operations, commercial paper and other short-term borrowings, as well as long-term borrowings. For additional information on the Company’s working capital practices, see “Liquidity and Capital Resources” in the MD&A included in Item 7 of this 10-K. Employer groups, individuals, college students, part-time and hourly workers, health plans, providers, governmental units, government-sponsored plans (with the exception of Medicare Part D services, which are described below), labor groups and expatriates, which represent the vast majority of Health Care Benefits segment revenues, typically settle in less than 30 days. As a provider of Medicare Part D services, the Company contracts annually with CMS. Utilization of services each plan year results in the accumulation of either a receivable from or a payable to CMS. The timing of settlement of the receivable or payable with CMS takes several quarters, which impacts working capital from year to year. The majority of the Pharmacy & Consumer Wellness segment non-pharmacy revenues are paid in cash, or with debit or credit cards. Managed care organizations, pharmacy benefit managers, government funded health care programs, commercial employers and other third party insurance programs, which represent the vast majority of the Company’s consolidated pharmacy revenues, typically settle in less than 30 days. The remainder of the Company’s consolidated pharmacy revenues are paid in cash, or with debit or credit cards.

Human Capital

Overview

At CVS Health, we share a single, clear purpose: bringing our heart to every moment of your health. We devote significant time and attention to the attraction, development and retention of talent to deliver high levels of service to our customers. Our commitment to them includes a competitive rewards package and programs that support our diverse range of colleagues in rewarding and fulfilling careers. As of December 31, 2023, we employed over 300,000 colleagues primarily in the U.S. including in all 50 states, the District of Columbia and Puerto Rico, approximately 73% of whom were full-time.

We believe engaged colleagues produce stronger business results and are more likely to build a career with the Company. Each year we conduct engagement surveys that provide colleagues with an opportunity to share their opinions and experiences with respect to their role, their team and the enterprise to help CVS Health Corporation’s Board of Directors (the “Board”) and our management identify areas where we can improve colleague experience. These surveys cover a broad range of topics including development and opportunities, diversity management, recognition, performance, well-being, compliance and continuous improvement. In 2023, we conducted engagement surveys in both January and November. More than 145,000 colleagues participated in each survey and overall engagement stayed consistent across surveys.

The Board, our Chief Executive Officer (“CEO”) and our Chief People Officer provide oversight of our human capital strategy, which consists of the following categories: total rewards; diversity, equity and inclusion; colleague development; and health and safety.

Total Rewards

We recognize how vital our colleagues are to our success and strive to offer a comprehensive and competitive mix of pay and benefits to meet the varying needs of our colleagues and their families. In addition to competitive wages, the comprehensive list of programs and benefits that we offer include annual bonuses, stock awards, 401(k) plans including matching company contributions, no cost comprehensive wellness screenings, tobacco cessation and weight management programs, no cost confidential counseling and no cost financial navigation support, an employee stock purchase plan, health care and insurance benefits, paid time off, flexible work schedules, family leave, dependent care resources, colleague assistance programs and tuition assistance, retiree medical access, and discount programs, among many others, depending on eligibility.

Diversity, Equity, Inclusion & Belonging

We believe that a diverse workforce creates a healthier, stronger and more sustainable company. We aim to attract, develop, retain and support a diverse workforce that reflects the many customers, patients, members and communities we serve. Our Diversity Management Leadership Council, a cross-functional group of senior leaders appointed by our CEO, works with our Strategic Diversity Management leadership team to intentionally embed the full spectrum of diversity across all facets of our business. For our efforts, we have been recognized as one of Seramount’s Best Companies for Multicultural Women and earned a 100 percent score on the Disability Equality Index, meaning the company is recognized as a “Best Place to Work for Disability Inclusion.” The Company discloses information on our diversity, equity, inclusion and belonging strategy and programs in our annual Environmental, Social and Governance (“ESG”) Report.

As a foundation of diversity and inclusion, we continuously focus on talented representation across our business. In 2023, 70% of our total colleague population and 46% of our colleagues at the manager level and above self-reported as female. In addition, in 2023 our colleagues reported their race/ethnicity as: White (47%), Black/African American (18%), Hispanic/Latino (17%), Asian (12%) and Other (6%). The appendix to our ESG Report and our EEO-1 Employer Information Report include additional information on the diversity of our workforce.

Our diversity strategy emphasizes workforce representation across the full spectrum of diversity, a workplace that promotes inclusion and belonging for all, and a marketplace that reflects the customers, consumers, and communities we serve. We have continued the deployment of our INCLUDE program to activate inclusive behaviors. We support 16 Colleague Resource Groups (“CRGs”) that include more than 29,000 colleagues across the enterprise. These groups represent a wide range of professional, cultural, ethical and personal affinities and interests, as well as formal mentoring programs. Our CRGs provide all of our colleagues with an opportunity to connect and network with one another through a particular affinity, culture or interest. Each of our CRGs is sponsored by a senior leader.

Colleague Development

The Company offers a number of resources and programs that attract, engage, develop, advance and retain colleagues. Training and development provides colleagues the support they need to perform well in their current role while planning and preparing for future roles and career growth. We offer an online orientation program that pairs new hires with seasoned colleagues and the training continues throughout a colleague’s career through in-person, virtual and self-paced learning at all levels. We also provide mentoring, tools and workshops for colleagues to manage their career development. We offer a variety of management and leadership programs that develop incumbent diverse and other high potential colleagues. In addition, we offer leadership development to all leaders across the organization to best support their growth and their leadership of our colleagues. Our broad training practices include updated, tech-enabled tools and keep our colleagues informed of new developments in our industry that are relevant to their roles. During the year ended December 31, 2023, our colleagues invested approximately 14 million hours in learning and development courses.

Our colleague development programming also promotes the importance of compliance across our business. Our colleagues demonstrate this commitment through our annual Code of Conduct training, which nearly 100% of active colleagues completed in 2023. In 2023, we launched approximately 70 different training courses as part of our Enterprise Compliance Training Program.

Health & Safety

We have a strong commitment to providing a safe working environment. We have implemented an environmental health and safety management system to support adherence and monitoring of programs designed to make our various business operations compliant with applicable occupational safety and health regulations and requirements. Our Health, Safety, & Environmental

Department oversees the implementation and adherence to programs like Powered Industrial Truck training, materials handling and storage, selection of personal protective equipment and workplace violence prevention.

We utilize a Management Information System to track compliance, analyze data and concentrate on key areas of risk to reduce the chance of workplace incidents. We focus on identifying causes and improving performance when workplace incidents occur. We capture colleague observations and feedback through programs like our Behavior Based Safety and our Safety Hazard and Awareness Reporting Program. We also engage leaders in promoting a culture of safety. With safety task forces in place at each distribution center, we empower leaders and safety business partners to identify policies, procedures and processes that could improve their own operations.

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

Environmental, Social and Governance Strategy

Overview

Our Healthy 2030 ESG strategy outlines how we are creating a more equitable health care system and sustainable future. It reinforces our company’s strategy and is embedded in our purpose-driven culture. Healthy 2030 is constructed through our four-pillar framework – Healthy People, Healthy Business, Healthy Community and Healthy Planet. We are focused on making a meaningful, measurable impact within each of the pillars outlined below. We believe this strategy is achievable without materially adversely affecting our operating results and/or cash flows.

Healthy People

We keep people at the center of all our decisions across CVS Health because we believe every person has the fundamental right to be as healthy as possible. Every day, we work to make health care simpler, more accessible, affordable and more convenient for every person we serve. Whether we are increasing equitable access to health care and services, reducing energy use or making investments to support under-resourced communities to improve health outcomes, we are leveraging our expertise and resources to improve people’s health.

Healthy Business

We are purpose-driven – all of us. Diversity, equity, inclusion and belonging are a part of our core values and imperative to operating at our best. Together, we set high standards and hold ourselves to them. We work daily to create value for everyone who trusts and relies on us and ensure every action we take is done ethically and transparently. We support our colleagues' education and growth with scholarships, promote and develop leadership skills through training and development courses and continue strengthening our pipeline for a diverse workforce by expanding our workforce initiatives into our communities. We integrate governance and partnership across our business units and seek responsible and equitable purchasing practices throughout our supply chain. We hold our supplier's partners to the same standard.

Healthy Community

We are strengthening our communities by addressing the unique barriers to improving health outcomes locally. We will make a lasting impact by pulling together all our assets to encourage a more holistic approach and collaboration across our programs, investments and organizations. As part of this work, we are investing nationwide to expand access to mental and maternal health care services and address health-related social needs to complement our company’s strategy and focus areas. When a natural disaster or other incident affects the communities where we live and work, we swiftly take action to ensure our response addresses our colleagues' and customers' evolving needs. Our colleagues are also making a meaningful difference in the communities where we live and work by donating their time and talents, and we’re supporting their efforts by contributing to the causes that mean the most to them.

Healthy Planet

We are inseparable from the environment we operate in and the people we serve. That’s why we continue to invest in initiatives and programs that focus on improving the health of our planet by advancing our sustainability commitments and addressing the environmental factors that contribute to health inequities. We were one of the first companies in the world to have our net-zero targets validated by the Science-Based Targets Initiative’s (SBTi) net-zero methodology. This set us on the path to achieving net-zero emissions from our direct operations by 2048 and across our value chain by 2050. We’re also committed to achieving carbon neutrality by 2030. To make a meaningful impact, we are reducing the carbon footprint of our direct operations and supply chain by working across our expansive retail footprint and supply chain to increase energy efficiency, implement water-saving programs, eliminate waste, and reduce fuel usage.

Intellectual Property

The Company has registered and/or applied to register a variety of trademarks and service marks used throughout its businesses, as well as domain names, and relies on a combination of copyright, patent, trademark and trade secret laws, in addition to contractual restrictions, to establish and protect the Company’s proprietary rights. The Company regards its intellectual property as having significant value in the Health Care Benefits, Health Services and Pharmacy & Consumer Wellness segments. The Company is not aware of any facts that could materially impact the continuing use of any of its intellectual property.

Government Regulation

Overview

The Company’s operations are subject to comprehensive federal, state and local laws and regulations and comparable multiple levels of international regulation in the jurisdictions in which it does business. There also continues to be a heightened level of review and/or audit by federal, state and international regulators of the health and related benefits industry’s business and reporting practices. In addition, many of the Company’s PBM clients and the Company’s payors in the Pharmacy & Consumer Wellness segment, including insurers, Medicare plans, Managed Medicaid plans and MCOs, are themselves subject to extensive regulations that affect the design and implementation of prescription drug benefit plans that they sponsor. Similarly, the Company’s LTC clients, such as skilled nursing facilities, are subject to government regulations, including many of the same government regulations to which the Company is subject.

The laws and rules governing the Company’s businesses, the contracts they enter into, and interpretations of those laws and rules continue to expand and become more restrictive each year and are subject to frequent change. The application of these complex legal and regulatory requirements to the detailed operation of the Company’s businesses creates areas of uncertainty. Further, there are numerous proposed health care, financial services and other laws and regulations at the federal, state and international levels, some of which could adversely affect the Company’s businesses if they are enacted. The Company cannot predict whether pending or future federal or state legislation or court proceedings will change aspects of how it operates in the specific markets in which it competes or the health care industry generally, but if changes occur, the impact of any such changes could have a material adverse impact on the Company’s businesses, operating results, cash flows and/or stock price. Possible regulatory or legislative changes include the federal or one or more state governments fundamentally restructuring the Commercial, Medicare or Medicaid marketplace; reducing payments to the Company in connection with Medicare, Medicaid, dual eligible or special needs programs; increasing its involvement in drug reimbursement, pricing, purchasing, and/or importation; or changing the laws governing PBMs.

The Company has internal control policies and procedures and conducts training and compliance programs for its employees to help prevent, detect and correct prohibited practices. However, if the Company’s employees or agents fail to comply with applicable laws governing its international or other operations, it may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any failure or alleged failure to comply with applicable laws and regulations summarized below, or any adverse applications or interpretations of, or changes in, the laws and regulations affecting the Company and/or its businesses, could have a material adverse effect on the Company’s operating results, financial condition, cash flows and/or stock price. See Item 1A of this 10-K, “Risk Factors—Risks from Changes in Public Policy and Other Legal and Regulatory Risks,” and Item 3 of this 10-K, “Legal Proceedings,” for further information.

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

The AKS prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made in whole or in part under federal health care programs, such as Medicare and Medicaid. Some court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. Certain of the Company’s programs involve arrangements with payments intended to influence behavior relative to Medicare and other federal health care program beneficiaries, including risk sharing and “gainsharing” arrangements. While there is no fixed definition of a gainsharing arrangement, the term typically refers to an arrangement in which a share of cost savings for patient care attributable in part to a physician’s efforts are shared with the physician. The Office of the Inspector General of the HHS (the “OIG”) has recognized that there are legitimate interests in enlisting physicians in effort to reduce unnecessary costs from the health care system and, if appropriately structured, such gainsharing arrangements should not violate the AKS. Effective in early 2021, CMS and the OIG established new safe harbors that protect certain value-based arrangements, and the Company has integrated its understanding of these safe harbors into its new and existing programs.

The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing “designated health services” (“DHS”) from referring Medicare patients to such entities for the furnishing of DHS, unless an exception applies. The Stark Law prohibits any entity providing DHS that has received a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. Similarly, the Stark Law prohibits an entity from “furnishing” DHS to another entity with which it has a financial relationship when that entity bills for the service. The prohibition applies regardless of the reasons for the financial relationship and the referral. Unlike the AKS, the Stark Law is a strict liability statute where unlawful intent need not be demonstrated. Although uncertainty exists, some federal agencies and some courts have taken the position that the Stark Law also applies to Medicaid. With respect to certain CMS innovation models in which we may participate, the OIG and CMS jointly issued waivers of the Stark Law. In early 2021, CMS established new exceptions to the Stark Law that protect certain value-based arrangements.

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

In June 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety and issued an opinion preserving the ACA and its consumer protections in its current form. Even though the ACA was deemed constitutional, there may nevertheless be continued efforts to invalidate, modify, repeal or replace portions of it. In addition to litigation, parts of the ACA continue to evolve through the promulgation of executive orders, legislation, regulations and guidance at the federal or state level. The Company expects the ACA, including potential changes thereto, to continue to significantly impact its business operations and operating results, including pricing, medical benefit ratios (“MBRs”) and the geographies in which the Company’s products are available.

Medicare Regulation - The Company’s Medicare Advantage products compete directly with Original Medicare and Medicare Advantage products offered by other Medicare Advantage organizations and Medicare Supplement products offered by other insurers. The Company’s Medicare PDP and Medicare Supplement products are products that Medicare beneficiaries who are enrolled in Original Medicare purchase to enhance their Original Medicare coverage. Medicare regulations also have the potential to impact products and services used by Medicare beneficiaries, including services provided by Oak Street Health and Signify Health.

The Company continues to expand the number of counties in which it offers Medicare products. The Company has expanded its Medicare service area and products in 2023 and is seeking to substantially grow its Medicare membership, revenue and operating results over the next several years, including through growth in Medicare Supplement products. The anticipated organic expansion of the Medicare service area and Medicare products offered and the Medicare-related provisions of the ACA significantly increase the Company’s exposure to funding and regulation of, and changes in government policy with respect to and/or funding or regulation of, the various Medicare programs in which the Company participates, including changes in the amounts payable to us under those programs and/or new reforms or surcharges on existing programs. For example, the ACA requires minimum MLRs for Medicare Advantage and Medicare Part D plans of 85%. If a Medicare Advantage or Medicare Part D contract pays minimum MLR rebates for three consecutive years, it will become ineligible to enroll new members. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years, it will be terminated by CMS. It is possible that certain Medicare Advantage contracts may not meet the 85% MLR for consecutive years.

The Company’s Medicare Advantage and PDP products are heavily regulated by CMS. The regulations and contractual requirements applicable to the Company and other private participants in Medicare programs are complex, expensive to comply with and subject to change. Payments the Company receives from CMS for its Medicare Advantage and Part D businesses also are subject to risk adjustment based on the health status of the individuals enrolled. Elements of that risk adjustment mechanism continue to be challenged by the U.S. Department of Justice (the “DOJ”), the OIG and CMS itself. For example, CMS made significant changes to the structure of the hierarchical condition category model in version 28, which may impact risk adjustment factor (“RAF”) scores for a larger percentage of Medicare Advantage beneficiaries and could result in changes to beneficiary RAF scores with or without a change in the patient’s health status. Substantial changes in the risk adjustment mechanism, including changes that result from enforcement or audit actions, could materially affect the amount of the Company’s Medicare reimbursement; require the Company to raise prices or reduce the benefits offered to Medicare beneficiaries; impact the services provided by, or the financial performance of, Oak Street Health and Signify Health; and potentially limit the Company’s (and the industry’s) participation in the Medicare program.

The Company has invested significant resources to comply with Medicare standards, and its Medicare compliance efforts will continue to require significant resources. CMS may seek premium and other refunds, prohibit the Company from continuing to market and/or enroll members in or refuse to passively enroll members in one or more of the Company’s Medicare or dual eligible plans, exclude us from participating in one or more Medicare, dual eligible or dual eligible special needs plan programs and/or institute other sanctions and/or civil monetary penalties against the Company if it fails to comply with CMS regulations or its Medicare contractual requirements. The Company’s Medicare Supplement products are regulated at the state level and are subject to similar significant compliance requirements and risks.

In addition, in November 2020, the HHS released the final Rebate Rule (the “Rebate Rule”), which eliminates the regulatory safe harbor from prosecution under the AKS for rebates from pharmaceutical companies to PBMs in Medicare Part D, replacing it with two far narrower safe harbors designed to directly benefit patients with high out-of-pocket costs and to change the way PBMs are compensated. The new safe harbors are (i) for rebates which are passed on to the patient at the point of sale and (ii)

for flat service fee payments made to PBMs which cannot be tied to the list prices of drugs. It is unclear whether the Rebate Rule will be enforceable, whether pharmaceutical companies will respond by reducing list prices, whether list prices in the private market may also be reduced, and what the resulting impact will be to PBMs or the Company. The Pharmaceutical Care Management Association (the “PCMA”), which represents PBMs, has filed a suit in an effort to block the Rebate Rule, claiming that the Rebate Rule would lead to higher premiums in Medicare Part D and was adopted in an unlawful manner. The Bipartisan Infrastructure Act of 2021 delays the effective date of the rebate rule to January 2026, and the Inflation Reduction Act, enacted in August 2022 (the “IRA”), further delays the Rebate Rule through 2032.

Going forward, the Company expects CMS, the OIG, the DOJ, other federal agencies and the U.S. Congress to continue to scrutinize closely each component of the Medicare program (including Medicare Advantage, PDPs, dual eligible plans, broker compensation and marketing, and provider network access and adequacy), modify the terms and requirements of the program and possibly seek to recast or limit private insurers’ roles. Any of the federal agencies noted above or U.S. Congress may also recommend changes or take additional action with respect to the way in which producers are compensated. For example, CMS has recently proposed new limitations on the amounts producers may earn for selling our Medicare Advantage and Part D plans, and the IRA contains changes to the Part D program that began in 2023 and will continue to 2032 that could shift more of the claim liability to plans and away from the government. It is also possible that Congress may consider changes to Medicare Advantage payment policies due to recent recommendations by the Medicare Payment Advisory Commission and to reduce the potential added cost burden of costly new benefits, or policies that impact drug pricing such as price controls and inflationary rebates applied to pharmaceutical manufacturers. In addition, states are increasingly requiring companies to offer Medicaid within a state and conducting competitive bid processes to qualify to offer dual eligible products.

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

In addition to a quality rating system that applies to Medicaid and Managed Medicaid plans, federal regulations give states the option to choose to establish a minimum MLR of at least 85% for their Managed Medicaid plans, including those offered by the Company. Regardless of whether a state establishes a minimum MLR, it must use plan-reported MLR data to set future payment rates for managed care, so that its plans will “reasonably achieve” an MLR of at least 85%. For Managed Medicaid products, states may use more stringent definitions of “medical loss ratio” or impose other requirements related to minimum MLR. Minimum MLR requirements and similar actions further limit the level of margin the Company can earn in its Insured Medicaid products while leaving the Company exposed to medical costs that are higher than those reflected in its pricing. The Company also may be subject to significant fines, penalties, premium refunds and litigation if it fails to comply with minimum MLR laws and regulations.

States may also establish their own standards and use discretion in choosing what determines compliance within Medicaid contracts, including, among other provisions, standards for determining provider network adequacy, staffing, service operations, utilization management, provider support and claims payment.

States continue to consider Medicaid expansion; however, ten states have not yet expanded and may not do so. States may opt out of the elements of the ACA requiring expansion of Medicaid coverage without losing their current federal Medicaid funding. In addition, the election of new Governors and/or state legislatures may impact states’ previous decisions regarding Medicaid expansion. Although Congress enacted incentives for states that had not yet done so to expand Medicaid, this incentive alone may not persuade holdout states to expand.

States have flexibility related to rate setting and provider network adequacy that could adversely or positively impact our Medicaid plans. Other changes related to managed care operations include beneficiary communications, appeals and grievances, and provider directories.

The economic aspects of the Medicaid, dual eligible and dual eligible special needs plan business vary from state to state and are subject to frequent change. Medicaid premiums are paid by each state and differ from state to state. The federal government and certain states also are considering proposals and legislation for Medicaid and dual eligible program reforms or redesigns, including restrictions on the collection of manufacturer’s rebates on pharmaceuticals by Medicaid MCOs and their contracted PBMs, further program, population and/or geographic expansions of risk-based managed care, increasing beneficiary cost-

sharing or payment levels, and changes to benefits, reimbursement, eligibility criteria, provider network adequacy requirements (including requiring the inclusion of specified high cost providers in the Company’s networks) and program structure. In some states, current Medicaid and dual eligible funding and premium revenue may not be adequate for the Company to continue program participation. The Company’s Medicaid and dual eligible contracts with states (or sponsors of Medicaid managed care plans) are subject to cancellation by the state (or the sponsors of the managed care plans) after a short notice period without cause (e.g., when a state discontinues a managed care program) or in the event of insufficient state funding.

The Company’s Medicaid, dual eligible and dual eligible special needs plan products also are heavily regulated by CMS and state Medicaid agencies, which have the right to audit the Company’s performance to determine compliance with CMS contracts and regulations. The Company’s Medicaid products, dual eligible products and CHIP contracts also are subject to complex federal and state regulations and oversight by state Medicaid agencies regarding the services provided to Medicaid enrollees, payment for those services, network requirements (including mandatory inclusion of specified high-cost providers), and other aspects of these programs, and by external review organizations which audit Medicaid plans on behalf of state Medicaid agencies. The laws, regulations and contractual requirements applicable to the Company and other participants in Medicaid and dual eligible programs, including requirements that the Company submit encounter data to the applicable state agency, are extensive, complex and subject to change. The Company has invested significant resources to comply with these standards, and its Medicaid and dual eligible program compliance efforts will continue to require significant resources. CMS and/or state Medicaid agencies may fine the Company, withhold payments to the Company, seek premium and other refunds, terminate the Company’s existing contracts, elect not to award the Company new contracts or not to renew the Company’s existing contracts, prohibit the Company from continuing to market and/or enroll members in or refuse to automatically assign members to one or more of the Company’s Medicaid or dual eligible products, exclude the Company from participating in one or more Medicaid or dual eligible programs and/or institute other sanctions and/or civil monetary penalties against the Company if it fails to comply with CMS or state regulations or contractual requirements. CMS has proposed requiring that health plans offering certain dual eligible programs must also offer Medicaid programs, which could impact the Company’s ability to obtain or retain membership in its dual eligible programs.

The Company cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of the Medicaid program, nor can it predict the impact those changes will have on its business operations or operating results, but the effects could be materially adverse.

Medicare and Medicaid Audits - CMS regularly audits the Company’s performance to determine its compliance with CMS’s regulations and its contracts with CMS and to assess the quality of services it provides to Medicare Advantage and PDP beneficiaries. For example, CMS conducts risk adjustment data validation (“RADV”) audits of a subset of Medicare Advantage contracts for each contract year. Since 2011, CMS has selected certain of the Company’s Medicare Advantage contracts for various years for RADV audit, and the number of RADV audits continues to increase. The OIG also is auditing the Company’s risk adjustment data and that of other companies, and the Company expects CMS and the OIG to continue auditing risk adjustment data. The Company also has received Civil Investigative Demands (“CIDs”) from, and provided documents and information to, the Civil Division of the DOJ in connection with investigations of the Company’s identification and/or submission of diagnosis codes related to risk adjustment payments, including patient chart review processes, under Parts C and D of the Medicare program.

On January 30, 2023, CMS released the final rule concerning Part C contract-level Risk Adjustment Data Validation Audits (the “RADV Audit Rule”). The RADV Audit Rule eliminated the application of a fee-for-service adjuster (“FFS Adjuster”) in contract-level RADV audits but continued the use of extrapolation in such audits of Medicare Advantage organizations. The FFS Adjuster that was announced in 2012 was to be used by CMS to determine a permissible level of payment error. By applying the FFS Adjuster, Medicare Advantage organizations would have been liable for repayments only to the extent that their extrapolated payment errors exceeded the error rate in Original Medicare, which could have impacted the extrapolated repayments to which Medicare Advantage organizations are subject. Under the RADV Audit Rule, CMS is now conducting RADV audits of Medicare Advantage organizations, including the Company’s Medicare Advantage plans, for payment year 2018 and subsequent payment years using extrapolation without the application of a FFS Adjuster. The RADV Audit Rule may have potential adverse effects, which could be material, on the Company’s operating results, financial condition, and cash flows. CMS also has announced that it will not conduct RADV audits on all contracts; instead, it will only audit contracts it believes are at the highest risk for overpayments based on its statistical modeling. The RADV Audit Rule is subject to ongoing litigation and the outcome and future impacts are uncertain.

In addition, state Medicaid agencies regularly audit the Company’s performance across all areas of its contractual obligations to the state to determine compliance and quality of services. The Company may be subject to, among other penalties, significant fines, sanctions, corrective actions, and enrollment freezes depending on the findings of these audits and reviews. The

Company’s ongoing performance and compliance with program requirements can impact our ability to expand and retain Medicaid business. State Medicaid agencies are also increasingly using the audit process to challenge the legality of PBM practices, such as guaranteed effective rate reconciliations with retail pharmacies and transmission fees.

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

The Company’s 2023 star ratings were used to determine which of its Medicare Advantage plans qualify for bonus payments in 2024. Based on the 2023 star ratings, the Company’s Medicare Advantage plans are not eligible for full level quality bonuses in 2024, which could reduce profit margin. CMS released the Company’s 2024 star ratings in October 2023, which will impact revenues in 2025. The percentage of Aetna Medicare Advantage members in 4+ Star plans is expected to return to 87% in 2024 (based on enrollment and contract affiliation as of December 31, 2023), as compared to the unmitigated 21% in 2023 based on the 2023 star ratings. The main driver of this increase was a half star improvement in the Aetna National PPO, which increased from 3.5 stars to 4.0 stars. This means that the Company expects its Medicare Advantage plans will again be eligible for full level quality bonuses in 2025.

Medicare Payment Rates - In March 2023, CMS issued its final notice detailing final 2024 Medicare Advantage payment rates. Final 2024 Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 3.32%, and the year-to-year percentage change included a (1.24%) decrease for star ratings, a risk model revision and normalization of (2.16%), and a risk score trend of 4.44%. In March 2023, CMS also finalized the 2024 Medicare Advantage reimbursement rates, which result in an expected average decrease in revenue for the Medicare Advantage industry of 1.12%, excluding the CMS estimate of Medicare Advantage risk score trend, though the rates may vary widely depending on the provider group and patient demographics. On January 31, 2024, CMS issued an advance notice detailing proposed 2025 Medicare Advantage payment rates. The 2025 Medicare Advantage rates, if finalized as proposed, will result in an expected average decrease in revenue for the Medicare Advantage industry of 0.16%, excluding the CMS estimate of Medicare Advantage risk score trend. CMS intends to publish the final 2025 rate announcement no later than April 1, 2024.

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

Antitrust and Unfair Competition - The U.S. Federal Trade Commission (“FTC”) investigates and prosecutes practices that are “unfair trade practices” or “unfair methods of competition.” Numerous lawsuits have been filed throughout the U.S against pharmaceutical manufacturers, retail pharmacies and/or PBMs under various federal and state antitrust and unfair competition laws challenging, among other things: (i) brand name drug pricing and rebate practices of pharmaceutical manufacturers, (ii) the maintenance of retail or specialty pharmacy networks by PBMs, and (iii) various other business practices of PBMs and retail pharmacies. In July 2021, the FTC approved several resolutions that direct agency staff to use compulsory process, such as subpoenas, to investigate seven specific enforcement priorities. Priority targets include, among other businesses, health care businesses, such as pharmaceutical companies, pharmacy benefits managers and hospitals. To the extent that the Company appears to have actual or potential market power in a relevant market or CVS pharmacy, CVS specialty or MinuteClinic plays a unique or expanded role in a Health Care Benefits or Health Services segment product offering, the Company’s business arrangements and uses of confidential information may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state and/or federal regulators and/or private parties.

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

The Cybersecurity Information Sharing Act of 2015 encourages organizations to share cyber threat indicators with the federal government and, among other things, directs HHS to develop a set of voluntary cybersecurity best practices for organizations in the health care industry. In addition, states have begun to enact more comprehensive privacy laws and regulations addressing consumer rights to data access, deletion, protection or transparency, such as the California Consumer Privacy Act (“CCPA”). States also are starting to issue regulations and proposed regulations specifically related to cybersecurity, such as the regulations issued by the New York Department of Financial Services. Complying with conflicting cybersecurity regulations, which may differ from state to state, requires significant resources. In addition, differing approaches to state privacy and/or cyber-security regulation and varying enforcement philosophies may materially and adversely affect the Company’s ability to standardize its products and services across state lines. Widely-reported large scale commercial data breaches in the U.S and abroad increase the likelihood that additional data security legislation will be considered by additional states. These legislative and regulatory developments will impact the design and operation of the Company’s businesses, its privacy and security strategy and its web-based and mobile assets.

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

See Item 1C of this 10-K, “Cybersecurity,” for more information on the Company’s cybersecurity risk management and governance.

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

Transparency in Coverage Rule - In October 2020, the HHS, the U.S. Department of Labor (“DOL”) and the U.S. Internal Revenue Service (“IRS,” and together with the HHS and DOL, the “Tri-Departments”) released a final rule requiring health insurers to disclose negotiated prices of drugs, medical services, supplies and other covered items. The rule requires group health plans and health insurance issuers in the individual and group markets to disclose cost-sharing information upon request, to a participant, beneficiary, or enrollee and require plans and issuers to publicly disclose in-network provider rates, historical out-of-network allowed amounts and the associated billed charges, and negotiated rates and historical net prices for prescription drugs. Insurers are required to implement a consumer tool and disclose data in a machine readable file. The public disclosure of insurer- or PBM-negotiated price concessions may result in drug manufacturers lowering discounts or rebates, resulting in higher drug costs for patients and impacting the ability of the Company to negotiate drug prices and provide competitive products and services to consumers. In addition, most group health plans and issuers of group or individual health insurance coverage are required to disclose personalized pricing information to their participants, beneficiaries, and enrollees through an online consumer tool, by phone, or in paper form, upon request. Cost estimates must be provided in real-time based on cost-sharing information that is accurate at the time of the request.

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

Telehealth Laws - States generally require providers providing professional health care services, whether in person or via telehealth, to a patient residing within the state to be licensed in that state. States have established a variety of licensing and other regulatory requirements around the provision of telehealth services. These requirements vary from state to state. Many states require notification of certain material events be provided to the applicable licensing agency. The Company has established systems for ensuring that its providers are appropriately licensed under applicable state law and that their provision of telehealth service to patients with whom we interact occurs in compliance with applicable laws and regulations. Failure to comply with these laws and regulations could result in licensure actions against the providers as well as civil, criminal or administrative penalties against the providers and/or entities engaging the services of the providers.

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

PBM offerings of prescription drug coverage under certain risk arrangements may be subject to laws and regulations in various states. Such laws may require that the party at risk become licensed as an insurer, establish reserves or otherwise demonstrate financial viability. Laws that may apply in such cases include insurance laws and laws governing MCOs and limited prepaid health service plans. In addition, most states require that PBMs become directly registered or licensed with the department of insurance or similar government oversight agency regardless of any arrangements they have with clients. PBM licensure laws may include oversight of certain PBM activities and operations and may include auditing of those activities.

The states of domicile of the Company’s regulated subsidiaries have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and HMOs based on the National Association of Insurance Commissioners’ (the “NAIC”) Risk-Based Capital for Insurers Model Act (the “RBC Model Act”). These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. The RBC Model Act sets forth the formula for calculating RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual company’s business. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. At December 31, 2023, all of the Company’s insurance and HMO subsidiaries were either above the RBC level that would require regulatory action or otherwise subject to an agreement to avoid any regulatory action.

For information regarding restrictions on certain payments of dividends or other distributions by the Company’s HMO and insurance company subsidiaries, see Note 14 ‘‘Shareholders’ Equity’’ included in Item 8 of this 10-K.

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

Preemption - ERISA generally preempts most state and local laws that relate to employee benefit plans, but the extent of the preemption continues to be reviewed by courts, including the U.S. Supreme Court. For example, in December 2020, the U.S. Supreme Court upheld an Arkansas law that, among other things, mandates a particular pricing methodology, establishes an appeals process for a pharmacy when the reimbursement is below the pharmacy’s acquisition cost, permits a pharmacy to reverse and rebill if they cannot procure the drug from its wholesaler at a price equal to or less than the reimbursement rate, prohibits a PBM from reimbursing a pharmacy less than the amount it reimburses an affiliate on a per unit basis, and permits a pharmacy to decline to dispense if the reimbursement is lower than the pharmacy’s acquisition cost. Subsequently, in November 2021, the U.S. Court of Appeals for the Eighth Circuit upheld a North Dakota law that regulates employer-sponsored ERISA health plans and certain PBM practices within Medicare and in April 2022 the U.S. District Court for the Western District of Oklahoma affirmed that the Oklahoma Insurance Department could enforce a state law against PBMs that contained provisions that alter and limit some of the options that an ERISA plan can use, because none of the provisions mandate that ERISA plans make any specific choices. On appeal, the Tenth Circuit decided that the Oklahoma law was preempted by ERISA and, in part, by Medicare Part D, and the Company expects the Oklahoma Attorney General to file a writ of certiorari with the U.S. Supreme Court.

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
•Broader application of state insurance- and PBM-related laws to national and multi-state plans that cover residents of that state.
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

International Regulation - The Company has insurance licenses in several foreign jurisdictions and plans to take steps in 2024 to cancel its insurance licenses in the United Kingdom, Ireland, Singapore and Hong Kong following the transfer of its insurance business in those jurisdictions to a third party. The Company currently does business directly or through local affiliations in numerous countries around the world but is in the process of closing down its insurance operations outside of the Americas.

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

Anti-Corruption Laws - The FCPA prohibits offering, promising or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. The Company also is subject to applicable anti-corruption laws of the jurisdictions in which it operates. In many countries outside the U.S, health care professionals are employed by the government. Therefore, the Company’s dealings with them are subject to regulation under the FCPA. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and there continues to be a heightened level of FCPA enforcement activity by the U.S. Securities and Exchange Commission (the “SEC”) and the DOJ. The UK Bribery Act is an anti-corruption law that is broader in scope than the FCPA and applies to all companies with a nexus to the United Kingdom. Disclosures of FCPA violations may be shared with the UK authorities, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions.

Anti-Money Laundering Regulations - Certain lines of the Company’s businesses are subject to Treasury anti-money laundering regulations. Those lines of business have implemented anti-money laundering policies designed to ensure their compliance with the regulations. The Company also is subject to anti-money laundering laws in non-U.S. jurisdictions where it operates.

Office of Foreign Assets Control - The Company also is subject to regulation by the Office of Foreign Assets Control of the U.S. Department of Treasury (“OFAC”). OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the U.S. In addition, the Company is subject to similar regulations in the non-U.S. jurisdictions in which it operates.

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

Laws and Regulations Related to the Health Care Benefits Segment

In addition to the laws and regulations discussed above that may affect multiple segments of the Company’s business, the Company is subject to federal, state, local and international statutes and regulations, as well as government program contracts, governing its Health Care Benefits segment specifically.

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

In addition, the Company requested increases in its premium rates in its Commercial Health Care Benefits business for 2024 and expects to request future increases in those rates in order to adequately price for projected medical cost trends, required expansions of coverage and rating limits, and significant assessments, fees and taxes imposed by the federal and state governments, including as a result of the ACA. The Company’s rates also must be adequate to reflect adverse selection in its products, particularly in small group Commercial products. These rate increases may be significant and thus heighten the risks of adverse publicity, adverse regulatory action and adverse selection and the likelihood that the Company’s requested premium rate increases will be denied, reduced or delayed, which could lead to operating margin compression.

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

Laws and Regulations Related to the Health Services Segment

In addition to the laws and regulations discussed above that may affect multiple segments of the Company’s business, the Company is subject to federal, state and local statutes and regulations governing the operation of its Health Services segment specifically. Among these are the following:

PBM Laws and Regulation - Legislation and/or regulations seeking to regulate PBM activities in a comprehensive manner have been proposed or enacted in a majority of states. This legislation could adversely affect the Company’s ability to conduct business on commercially reasonable terms in states where the legislation is in effect and the Company’s ability to standardize its PBM products and services across state lines. In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy, the NAIC and the National Council of Insurance Legislators, have issued model regulations or may propose future regulations concerning PBMs and/or PBM activities. Similarly, credentialing organizations such as URAC have established voluntary standards regarding PBM, mail order pharmacy and/or specialty pharmacy activities. While the actions of these quasi-regulatory or standard-setting organizations do not have the force of law, they may influence states to adopt their requirements or recommendations and influence client requirements for PBM, mail order pharmacy and/or specialty pharmacy services. Moreover, any standards established by these organizations could also impact the Company’s health plan clients and/or the services provided to those clients and/or the Company’s health plans.

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

The Company’s PBM service contracts, including those in which the Company assumes certain risks under performance guarantees or similar arrangements, are generally not subject to insurance regulation by the states. However, state departments of insurance are increasing their oversight of PBM activities due to legislation passing in nearly all states requiring PBMs to register or obtain a license with the department, authorizing agencies to conduct market conduct examinations and other audits of our licensed entities. In addition, rulemaking in a number of states expands the underlying statutory law particularly with respect to the scope of application to pharmacy appeals and reimbursement, network design, member cost sharing and pharmacy audits.

Pharmacy Network Access Legislation - Medicare Part D and a majority of states now have some form of legislation affecting the Company’s (and its health plans’ and its health plan clients’) ability to limit access to a pharmacy provider network or remove pharmacy network providers. For example, certain “any willing provider” legislation may require the Company or its clients to admit a nonparticipating pharmacy if such pharmacy is willing and able to meet the plan’s price and other applicable terms and conditions for network participation. These laws could negatively affect the services and economic benefits achievable through a limited pharmacy provider network. Several states apply these laws to the administration of plans that are not typically subject to such laws, e.g. national and multi-state ERISA self-funded plans. Also, a majority of states have some form of legislation affecting the Company’s ability (and the Company’s and its client health plans’ ability) to conduct audits of network pharmacies regarding claims submitted to the Company for payment. These laws could negatively affect the Company’s ability to recover overpayments of claims submitted by network pharmacies that the Company identifies through pharmacy audits. Finally, several states have passed legislation that limits the ability of PBMs and health insurers to provide special benefit structures for use with affiliated pharmacies, which could result in reduced savings to clients and consumers.

Pharmacy Pricing Legislation - Multiple states have passed legislation regulating the Company’s ability to manage pricing practices, including mandated pharmacy reimbursement rates and the collection of transmission fees. A number of states have also established MACs for generic prescription drugs. MAC methodology is a common cost management practice used by private and public payors (including CMS) to pay pharmacies for dispensing generic prescription drugs. MAC prices specify the allowable reimbursement by a PBM for a particular strength and dosage of a generic drug that is available from multiple manufacturers but sold at different prices. State legislation can regulate the disclosure of MAC prices and MAC price methodologies, the kinds of drugs that a PBM can pay for at a MAC price, and the rights of pharmacies to appeal a MAC price established by a PBM. Some states now require the PBM to reimburse a pharmacy’s actual acquisition cost if the PBM denies a pharmacy’s MAC reimbursement appeal. These laws could negatively affect the Company’s ability to establish MAC prices for generic drugs. Additionally, some states have passed legislation that would restrict certain types of retroactive reconciliation or recoupment from pharmacies in the network or create a reimbursement benchmark mandate, such as the national average drug acquisition cost and/or the wholesale acquisition cost (“WAC”), plus a set dispensing fee, for pharmacies in the network.

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

Accountable Care Organization Regulation - An ACO is a network of health care providers and suppliers that work together to invest in infrastructure and redesign delivery processes to attempt to achieve high quality and efficient delivery of services. Promoting accountability and coordination of care, ACOs are an alternative payment model intended to produce savings as a result of improved quality and operational efficiency. The goals of an ACO are assessed using a set of quality measures and spending benchmarks. Medicare-approved ACOs that achieve performance standards established by HHS are eligible to share in a portion of the amounts saved by the Medicare program. There are several types of ACO programs, including the ACO REACH model. HHS has significant discretion to determine key elements of ACO programs. Certain waivers and exceptions are available from fraud and abuse laws for ACOs.

Corporate Practice of Medicine - The Company is subject to various state laws, regulations and legal and administrative decisions that restrict the corporate practice of medicine and fee splitting. The corporate practice of medicine doctrine generally prohibits corporate entities from practicing medicine or employing physicians (and, in some cases, other providers) to provide professional medical services. The doctrine reflects a variety of historical public policy concerns, including concerns that (a) allowing corporations to practice medicine or employ physicians will result in the commercialization of the practice of medicine, (b) a corporation’s obligation to its shareholders may not align with a physician’s obligation to his/her patients and (c) employment of a physician by a corporation may interfere with the physician’s independent medical judgment. While many states have some form of the corporate practice of medicine doctrine, the scope and enforcement varies widely. In those states where the doctrine exists, it typically arises from the state’s medical practice act, but has been shaped over the years by state statutes, regulations, court decisions, attorney general opinions and actions by state medical licensing boards. In addition, some states may have corporate practice restrictions that apply to other providers, such as nurse practitioners and physician assistants.

Historically, the medical profession has recognized an ethical prohibition against physicians (and often other providers) paying professional peers and others for referrals and fee splitting. Fee splitting generally occurs when a physician splits part of the professional fee earned from treating a referred patient with the source of the referral. Among the public policy harms that have been cited in support of fee splitting prohibitions are (a) unnecessary medical services, and (b) incompetent specialists. In response to these legitimate concerns, many states have adopted prohibitions against fee splitting. States have taken a variety of legislative approaches to fee splitting, from near complete bans, to bans with various exceptions, to no prohibition at all. Some of the prohibitions, have a broad reach and also prohibit otherwise legitimate business relationships with entities that are not healthcare providers, such as billing agencies or management companies.

Legal structures have been developed to comply with various state corporate practice of medicine and fee splitting laws. The “captive” or “friendly” professional corporation model allows a legal entity (typically a professional corporation or professional limited liability company) whose shareholders are all physicians to employ the physicians (and other providers). The physician entity then contracts with a corporate entity referred to as a management services organization (“MSO”) to provide various management services. The physician entity is kept “friendly” through a stock transfer restriction agreement and/or other relationship between the MSO and the physician owners of the professional corporation. The fees under the management services arrangement must be carefully structured to comply with state fee splitting laws, which in some states may prohibit percentage-based fees.

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

Laws and Regulations Related to the Pharmacy & Consumer Wellness Segment

In addition to the laws and regulations discussed above that may affect multiple segments of the Company’s business, the Company is subject to federal, state and local statutes and regulations governing the operation of its Pharmacy & Consumer Wellness segment specifically, including laws and regulations that limit the sale of alcohol, mandate a minimum wage, govern the practices of optometry or audiology, or impact the provision of dietician services and the sale of durable medical equipment, contact lenses, eyeglasses and hearing aids.

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

In accordance with guidance provided by the SEC regarding use by a company of its websites and social media channels as a means to disclose material information to investors and to comply with its disclosure obligations under SEC Regulation FD, CVS Health Corporation (the “Registrant”) hereby notifies investors, the media and other interested parties that it intends to continue to use its media and investor relations website (http://investors.cvshealth.com/) to publish important information about the Registrant, including information that may be deemed material to investors. The list of social media channels that the Registrant uses may be updated on its media and investor relations website from time to time. The Registrant encourages investors, the media, and other interested parties to review the information the Registrant posts on its website and social media channels as described above, in addition to information announced by the Registrant through its SEC filings, press releases and public conference calls and webcasts.

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
•Our recent acquisitions of Signify Health and Oak Street Health subject us to new and additional risks beyond those to which we have been historically subject.
•We can provide no assurance that we will be able to compete successfully and profitably on Public Exchanges.
•Negative public perception of the industries in which we operate can adversely affect our businesses, operating results, cash flows and prospects.
•We must maintain and improve our relationships with our retail and specialty pharmacy customers and increase the demand for our products and services.
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
•If our compliance or other systems and processes fail or are deemed inadequate, we may suffer brand and reputational harm and become subject to contractual damages, regulatory actions and/or litigation.
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
•Our litigation and regulatory risk profiles are changing as we offer new products and services and expand in business areas beyond our historical businesses, and we may face increased regulatory risks related to our vertical integration strategy.
•We face unique regulatory and other challenges in our PBM, Public Exchange, Medicare and Medicaid businesses.
•Programs funded in whole or in part by the U.S. federal government account for a significant portion of our revenues.
•We may not be able to obtain adequate premium rate increases in our Insured Health Care Benefits products, MBRs and operating results, which could magnify the adverse impact of increases in health care and other benefit costs and of ACA assessments, fees and taxes.
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

Risks Related to Our Operations

•Failure to meet customer and investor expectations, including with respect to environmental, social and governance (“ESG”) goals, may harm our brand and reputation, our ability to retain and grow our customer base and membership.
•We and our vendors have experienced and continue to experience information security incidents. We can provide no assurance that we or our vendors will be able to contain, detect or prevent incidents.
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
•Product liability, product recall, professional liability or personal injury issues could damage our reputation.
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

Risks Relating to Our Businesses

We may not be able to accurately forecast health care and other benefit costs, including as a result of pandemics or disease outbreaks, which could adversely affect our Health Care Benefits segment’s operating results. There can be no assurance that future health care and other benefits costs will not exceed our projections.

Premiums for our Insured Health Care Benefits products, which comprised 94% of our Health Care Benefits revenues for 2023, are priced in advance based on our forecasts of health care and other benefit costs during a fixed premium period, which is generally twelve months. These forecasts are typically developed several months before the fixed premium period begins, are influenced by historical data (and recent historical data in particular), are dependent on our ability to anticipate and detect medical cost trends and changes in our members’ behavior and health care utilization patterns and medical claim submission patterns and require a significant degree of judgment. For example, our revenue on Medicare policies is based on bids submitted in June of the year before the contract year. Cost increases in excess of our projections cannot be recovered in the fixed premium period through higher premiums. As a result, our profits are particularly sensitive to the accuracy of our forecasts of the increases in health care and other benefit costs that we expect to occur and our ability to anticipate and detect medical cost trends. During periods when health care and other benefit costs, utilization and/or medical costs trends experience significant volatility and medical claim submission patterns are changing rapidly, as they did during the COVID-19 pandemic, accurately detecting, forecasting, managing, reserving and pricing for our (and our self-insured customers’) medical cost trends and incurred and future health care and other benefits costs is more challenging. There can be no assurance regarding the accuracy of the health care or other benefit cost projections reflected in our pricing, and whether our health care and other benefit costs will be affected by pandemics, disease outbreaks and other external events over which we have no control. Even relatively small differences between predicted and actual health care and other benefit costs as a percentage of premium revenues can result in significant adverse changes in our Health Care Benefits segment’s operating results.

While the public health emergency related to COVID-19 expired in May 2023, COVID-19 still exists and it may, like many other respiratory viruses, wax and wane depending on geography and seasonality. The future impact COVID-19 will have on the Company and its ability to accurately forecast health care and other benefit costs is uncertain, and will depend on geographies impacted, whether new variants emerge and their severity, the availability and costs of testing, vaccination and treatment, and legal and regulatory actions. COVID-19 may also impact provider behavior, utilization trends, membership, and overall economic conditions. These impacts could be adverse and material.

A number of factors contribute to rising health care and other benefit costs, including previously uninsured members entering the health care system; Medicare members’ utilization of supplemental benefits; other changes in members’ behavior, health care utilization patterns and utilization management; turnover in our membership, health care provider and member fraud; additional government mandated benefits or other regulatory changes, including changes to or as a result of the ACA; changes in the health status of our members; the aging of the population and other changing demographic characteristics; advances in medical technology; increases in the number and cost of prescription drugs (including specialty pharmacy drugs and ultra-high cost drugs and therapies); direct-to-consumer marketing by drug manufacturers; the increasing influence of social media on our members’ health care utilization and other behaviors; the shift to a consumer-driven business model; changes in health care practices and general economic conditions (such as inflation and employment levels); increases in labor costs; pandemics, epidemics or disease outbreaks; influenza-related health care costs (which may be substantial and higher than we expected); clusters of high-cost cases; natural disasters and extreme weather events (which may increase in frequency or intensity as a result of climate change); and numerous other factors that are or may be beyond our control. For example, the 2022-2023 influenza season had an earlier than average start; the 2020-2021 influenza season was impacted by efforts taken to reduce the spread of COVID-19; and the 2019-2020 influenza season maintained a high level of severity for a longer period of time than average. In addition, government-imposed limitations on Medicare and Medicaid reimbursements to health plans and providers have caused the private sector to bear a greater share of increasing health care and other benefits costs over time, and future amendments to the ACA that increase the uninsured population may amplify this issue.

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

Furthermore, if we are not able to accurately and promptly anticipate and detect medical cost trends or accurately estimate the cost of incurred but not yet reported claims or reported claims that have not been paid, our ability to take timely corrective actions to limit future health care costs and reflect our current benefit cost experience in our pricing process may be limited, which would further amplify the extent of any adverse impact on our operating results. These risks are particularly acute during periods when health care and other benefit costs, utilization and/or medical cost trends experience significant volatility and medical claim submission patterns are changing rapidly, as they did during the COVID-19 pandemic. Such risks are further magnified by the ACA and other existing and future legislation and regulations that limit our ability to price for our projected and/or experienced increases in utilization and/or medical cost trends.

Adverse economic conditions in the U.S. and abroad can materially and adversely impact our businesses, operating results, cash flows and financial condition, and we do not expect these conditions to improve in the near future.

Adverse economic conditions in the U.S. and abroad, including those caused by inflation, high interest rates and supply chain disruptions, can materially and adversely impact our businesses, operating results, cash flows and financial condition, including:

•In our Health Services segment, by causing drug utilization to decline, reducing demand for PBM services and adversely affecting the financial health of our PBM clients.
•In our Pharmacy & Consumer Wellness segment, by causing drug utilization to decline, changing consumer purchasing power, preferences and/or spending patterns leading to reduced consumer demand for products sold in our stores, potentially increasing levels of theft at our retail locations and adversely affecting the financial health of our LTC pharmacy customers.
•By causing our existing customers to reduce workforces (including due to business failures), which would reduce our revenues, the number of covered lives in our PBM clients and/or the number of members our Health Care Benefits segment serves. Reductions in workforce by our customers can also cause unanticipated increases in the health care and other benefits costs of our Health Care Benefits segment. For example, our business associated with members who have elected to receive benefits under Consolidated Omnibus Budget Reconciliation Act (known as “COBRA”) typically has an MBR that is significantly higher than our overall Commercial MBR.
•By causing our clients and customers and potential clients and customers, particularly those with the most employees or members, and state and local governments, to force us to compete more vigorously on factors such as price and service, including service, discount and other performance guarantees, to retain or obtain their business.
•By causing customers and potential customers of our Health Care Benefits and Pharmacy & Consumer Wellness segments to purchase fewer products and/or products that generate less profit for us than the ones they currently purchase or otherwise would have purchased.
•By causing customers and potential customers of our Health Care Benefits segment, particularly smaller employers and individuals, to forego obtaining or renewing their health and other coverage with us.
•In our Health Care Benefits segment, by causing unanticipated increases and volatility in utilization of medical and other covered services by our medical members, increases in fraudulent claims and claim disputes, changes in medical claim submission patterns and/or increases in medical unit costs and/or provider behavior as hospitals and other providers attempt to maintain revenue levels in their efforts to adjust to their own economic challenges, each of which would increase our costs and limit our ability to accurately detect, forecast, manage, reserve and price for our (and our self-insured customers’) medical cost trends and incurred and future health care and other benefits costs.
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
•By continuing to cause inflation that could cause interest rates to further increase and thereby further increase our interest expense and reduce our operating results, as well as further decrease the value of the debt securities we hold in our investment portfolio, which would further reduce our operating results and/or adversely affect our financial condition.

Each of our segments operates in a highly competitive and evolving business environment; and operating income in the industries in which we compete may decline.

Each of our segments, Health Care Benefits, Health Services, which includes our PBM business, and Pharmacy & Consumer Wellness, operates in a highly competitive and evolving business environment. Specifically:

•As competition increases in the geographies in which we operate, including competition from new entrants, a significant increase in price compression and/or reimbursement pressures could occur, and this could require us to reevaluate our pricing structures to remain competitive.
•In our Health Care Benefits segment, we are seeking to grow our dual eligible plan membership over the next several years. In many instances, to acquire and retain our government customers’ business, we must bid against our competitors in a highly competitive environment. Winning bids often are challenged successfully by unsuccessful bidders, and may also be withdrawn or cancelled by the issuing agency. CMS has proposed requiring that health plans offering certain dual eligible programs must also offer Medicaid programs, which could further impact the Company’s ability to obtain or retain membership in its dual eligible programs.
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
•We requested increases in our premium rates in our Commercial Health Care Benefits business for 2024 and expect to request future increases in those rates in order to adequately price for projected medical cost trends, required expansions of coverage and rating limits, and significant assessments, fees and taxes imposed by federal and state governments, including as a result of the ACA. Our rates also must be adequate to reflect the risk that our products will be selected by people with a higher risk profile or utilization rate than the pool of participants we anticipated when we established pricing for the applicable products (also known as “adverse selection”), particularly in small group Commercial products. These rate increases may be significant and thus heighten the risks of adverse publicity, adverse regulatory action and adverse selection and the likelihood that our requested premium rate increases will be denied, reduced or delayed, which could lead to operating margin compression.
•The competitive success of our Health Services segment is dependent on our ability to establish and maintain contractual relationships with network pharmacies.
•The competitive success of our Pharmacy & Consumer Wellness segment and our specialty pharmacy operations is dependent on our ability to establish and maintain contractual relationships with PBMs and other payors on acceptable terms as the payors’ clients evaluate adopting narrow or restricted retail pharmacy networks.
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
•The PBM industry has been experiencing price compression as a result of competitive pressures and increased client demands for lower prices; increased revenue sharing, including sharing in a larger portion of payments, including rebates and fees, to PBMs and group purchasing organizations received from drug manufacturers; enhanced service offerings and/or higher service levels. Marketplace dynamics and regulatory changes also have adversely affected our ability to offer plan sponsors pricing that includes the use of retail “differential” or “spread,” which could adversely affect our future profitability, and we expect these trends to continue.
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

Disruptive innovation by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such alterations and make timely and effective changes to our strategies and business model to compete effectively. For example, decisions to buy our Health Care Benefits and Health Services products and services increasingly are made or influenced by consumers, either through direct purchasing (e.g., Medicare Advantage plans and PDPs) or through Public Exchanges and private health insurance exchanges that allow individual choice. Consumers also are increasingly seeking to access consumer goods and health care products and services locally and through other direct channels such as mobile devices and websites. To compete effectively in the consumer-driven marketplace, we will be required to develop or acquire new capabilities, attract new talent and develop new service and distribution relationships that respond to consumer needs and preferences.

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

We consummated the Signify Health acquisition in March 2023 through which we expanded our offerings to include health risk assessments, value-based care and provider enablement services, and we also consummated the Oak Street Health acquisition in May 2023 through which we offer multi-payor, senior-focused, value-based primary care for Medicare-eligible patients, broadening our ability to provide primary care services. The Signify Health and the Oak Street Health businesses are subject to many of the risks described in this Item 1A, as well as certain additional risks that are different from the risks our businesses have historically faced.

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

•the regulatory and business risks associated with participation in certain government health care programs, including the Medicare Shared Savings Program through Signify Health’s Caravan accountable care organizations (“ACOs”) and identification of diagnosis codes related to risk adjustment payments under Part C of the Medicare program;
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
•geographic concentration of its primary care centers;
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

The additional risks faced by Signify Health and Oak Street Health may also compound, or be heightened by, many of our other risks, including the risks related to adverse economic conditions in the U.S. and abroad, cybersecurity, and compliance with applicable laws and regulations, among others. The Signify Health and the Oak Street Health businesses may also be subject to additional risks the existence or significance of which we may not have anticipated prior to the respective acquisitions of such businesses. Any risks associated with the Signify Health or the Oak Street Health business, if they materialize, could adversely affect our business, financial condition and results of operations, including our ability to timely and effectively integrate the businesses in our operations and the timing and extent of realization of synergies and other benefits that we expected in connection with the acquisitions. Our experience in managing the additional risks associated with the acquisitions is more limited than our experience in managing the risks associated with our historical businesses, and there is no assurance that we will be able to effectively manage or mitigate such risks.

We can provide no assurance that we will be able to compete successfully on Public Exchanges or that our pricing or other actions will result in the profitability of our Public Exchange products.

In January 2022, we entered into the Public Exchanges in eight states, expanded to a total of twelve states in 2023, and further expanded to a total of 17 states in 2024. To compete effectively on Public Exchanges, we have developed or acquired the technology, systems, tools and talent necessary to interact with Public Exchanges and engage Public Exchange consumers through enhanced consumer-focused sales, marketing channels and customer interfaces. We have also created new customer service programs and product offerings. While participating on the Public Exchanges, we will have to respond to pricing and other actions taken by existing competitors and regulators as well as potentially disruptive new entrants, which could reduce our profit margins. Due to the price transparency provided by Public Exchanges, when we market products we face competitive pressures from existing and new competitors who may have lower cost structures. Our competitors may bring their Public Exchange and other consumer products to market more quickly, have greater experience marketing to consumers and/or may be targeting the higher margin portions of our business. We can provide no assurance that we will be able to compete successfully or profitably on Public Exchanges or that we will be able to benefit from any opportunities presented by Public Exchanges.

In addition, there can be no assurance that our pricing or other actions will result in the profitability of our Public Exchange products in 2024 or any future year. We have set 2024 premium rates for our Public Exchange products based on our projections, including as to the health status and quantity of membership and utilization of medical and/or other covered services by members. The accuracy of the projections reflected in our pricing may be impacted by (i) adverse selection among individuals who require or utilize more expensive medical and/or other covered services, (ii) other plans’ withdrawals from participation in the Public Exchanges we serve, (iii) a rapid increase or decline in membership, and (iv) legislation, regulations, enforcement activity and/or judicial decisions that cause Public Exchanges to operate in a manner different than what we projected in setting our premium rates, including the potential expiration of premium subsidies in 2025.

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

Our brand and reputation are two of our most important assets, and the industries in which we operate have been and are negatively perceived by the public from time to time. Negative publicity may come as a result of adverse media coverage, litigation against us and other industry participants, the ongoing public debates over drug pricing, PBMs, government involvement in drug pricing and purchasing, changes to the ACA, “surprise” medical bills, governmental hearings and/or investigations, actual or perceived shortfalls regarding our industries’ or our own products, including Medicare Advantage plans in general, and/or business practices (including PBM operations, drug pricing and insurance coverage determinations) and social media and other media relations activities. Negative publicity also may come from a failure to meet customer expectations for consistent, high quality and accessible care. This risk may increase as we continue to offer products and services that make greater use of data and as our business model becomes more focused on delivering health care to consumers.

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

The success of our businesses depends in part on customer loyalty, superior customer service and our ability to persuade customers to frequent our retail stores and online sites and to purchase products in additional categories and our proprietary brands. Failure to timely identify or effectively respond to changing consumer preferences, spending patterns and evolving demographic mixes in the communities we serve, including shifts toward online shopping, or failure to maintain desirable selections of merchandise, store environments or guests experiences could adversely affect our relationship with our customers and clients and the demand for our products and services and could result in excess inventories of products.

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

The profitability of our Pharmacy & Consumer Wellness and Health Services segments is dependent upon the utilization of prescription drug products. We dispense significant volumes of brand name and generic drugs from our retail, LTC, specialty and mail order pharmacies, and the retail pharmacies in our PBM’s network also dispense significant volumes of brand name and generic drugs. Our revenues, operating results and cash flows may decline if physicians cease writing prescriptions for drugs or the utilization of drugs is reduced, including due to:

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

A large portion of health care claims are not submitted to us until after the end of the quarter in which services are rendered by providers to our members. Our reported health care costs payable for any particular period reflect our estimates of the ultimate cost of such claims as well as claims that have been reported to us but not yet paid. We also must estimate the amount of rebates payable under the MLR rules of the ACA, CMS and the OPM and the amounts payable by us to, and receivable by us from, the U.S. federal government under the ACA’s remaining premium stabilization program.

Our estimates of health care costs payable are based on a number of factors, including those derived from historical claim experience, but this estimation process also makes use of extensive judgment. Considerable variability is inherent in such estimates, and the accuracy of the estimates is highly sensitive to changes in medical claims submission and processing patterns and/or procedures, turnover and other changes in membership, changes in product mix, changes in the utilization of medical and/or other covered services, including prescription drugs, changes in medical cost trends, changes in our medical management practices and the introduction of new benefits and products. We estimate health care costs payable periodically, and any resulting adjustments, including premium deficiency reserves, are reflected in current-period operating results within benefit costs. For example, as of December 31, 2021, we established a premium deficiency reserve of $16 million related to Medicaid products in the Health Care Benefits segment, but did not establish a premium deficiency reserve as of December 31, 2023 or 2022. A worsening (or improvement) of health care cost trend rates or changes in claim payment patterns from those that we assumed in estimating health care costs payable as of December 31, 2023 would cause these estimates to change in the near term, and such a change could be material.

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

Extreme events, or the threat of extreme events, could materially impact our businesses.

The occurrence of natural disasters or extreme weather events, such as hurricanes, tropical storms, floods, wildfires, earthquakes, tsunamis, cyclones, typhoons, extended winter storms, droughts and tornadoes; epidemics, pandemics or disease outbreaks and other extreme events and man-made disasters, such as nuclear or biological attacks or other acts of violence, such as active shooter situations, whether as a result of war or terrorism or otherwise, can have a material adverse effect on the U.S. economy in general, our industries and us specifically. In particular, the long-term effects of climate change are expected to be widespread and unpredictable. The physical effects of climate change, such as an increase in the frequency or intensity of extreme weather events described above and rising sea levels, could adversely affect our operations, including by increasing our energy costs, disrupting our supply chain, negatively impacting our workforce, damaging our facilities and threatening the habitability of the locations in which we operate. Climate change also presents transition risks, including risks posed by regulatory and technology changes and the associated costs as the economy and our business transitions from reliance on carbon-based energy.

Extreme events or the threat of extreme events could result in significant health care costs, including those associated with behavior health offerings, waiving certain medical requirements or assisting with replacement medications or transfer prescriptions, which could also be affected by the government’s actions and the responsiveness of public health agencies and other insurers. For example, during the COVID-19 pandemic, we waived various member cost sharing and prior authorization requirements and expanded support for our members. In addition, some of our employees and our vendors are concentrated in certain large, metropolitan areas which may be particularly exposed to these events. Such events could adversely affect our businesses, operations, operating results and cash flows, and, in the event of extreme circumstances, our financial condition or viability, particularly if our responses to such events are less adequate than those of our competitors.

We may be unable to achieve our environmental, social and governance goals.
We are dedicated to corporate social responsibility and sustainability and we established certain goals as part of our ESG strategy. We face pressures from our colleagues, customers, stockholders and other stakeholders to meet our goals and to make significant advancements in ESG matters. Achievement of our goals is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may fail to achieve these goals or that our colleagues, customers, stockholders or other stakeholders may not be satisfied with the goals we set or our efforts to achieve them. These risks and uncertainties include, but are not limited to: our ability to set and execute on our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of technological advancements, renewable energy and other materials necessary to meet our goals and expectations; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third party contractors; the actions of competitors and competitive pressures; and an acquisition of or merger with another company that has not adopted similar goals or whose progress towards reaching its goals is not as advanced as ours. A failure to meet our goals could adversely affect public perception of our business, employee morale or customer or stockholder support.

Further, an increasing percentage of colleagues, customers, stockholders and other stakeholders considers ESG factors in making employment, consumer health care and investment decisions. If we are unable to meet our goals, we may have difficulty retaining or attracting colleagues, investors, customers, or partners or competing effectively, which would negatively impact our brand and reputation, as well as our business, operating results, and financial condition.

In addition, we could face increased regulatory, reputational and legal scrutiny as a result of our ESG-related commitments and disclosures, and we could also face challenges with managing conflicting regulatory requirements and our various stakeholders’ expectations.

Risks From Changes in Public Policy and Other Legal and Regulatory Risks

We are subject to potential changes in public policy, laws and regulations, including reform of the U.S. health care system and entitlement programs, which could have a material adverse effect on our businesses, operations and/or operating results.

The political environment in which we operate remains uncertain. It is reasonably possible that our business operations and operating results could be materially adversely affected by legislative, enforcement, regulatory and public policy changes at the federal or state level, including, but not limited to: changes to the regulatory environment for health care and related benefits, including Medicare, Medicare Advantage, the ACA, and related Public Exchange regulations; efforts to amend the ACA and related regulations, including through litigation aimed at challenging the ability to enforce portions of the ACA, such as the preventative services mandate; changes to laws or regulations governing drug reimbursement, pricing, purchasing and/or importation; changes to or adoption of laws or regulations governing PBMs, including those related to network restrictions, formulary management, affiliate reimbursement, contractual guarantees and reconciliations, reimbursement mandates, required reporting, purchase discount and/or rebate arrangements with drug manufacturers and/or other PBM services; changes to the laws and regulations governing PBMs’, PDPs’ and/or Managed Medicaid organizations’ interactions with government funded health care programs; changes to or adoption of laws and/or regulations relating to claims processing and billing; changes to immigration policies; changes to patent laws; changes with respect to tax and trade policies, tariffs and other government regulations affecting trade between the U.S. and other countries; and other public policy initiatives.

Our businesses, profitability and growth also may be adversely affected by (i) judicial and regulatory decisions that change and/or expand the interpretations of existing statutes and regulations, expand fiduciary obligations, impose medical or bad faith liability, increase our responsibilities under ERISA or the remedies available under ERISA, or reduce the scope of ERISA and Medicare Part D preemption of state law claims or (ii) other legislation and regulations. For example, laws in Arkansas, North Dakota and Oklahoma have attempted to limit PBM practices and have been subject to recent lawsuits. Additional litigation has been filed in several states to challenge ERISA and Medicare Part D preemption.

In addition, in November 2020, the HHS released the Rebate Rule, which eliminates the regulatory safe harbor from prosecution under the AKS for rebates from pharmaceutical companies to PBMs in Medicare Part D and in Medicaid MCOs, replacing it with two far narrower safe harbors designed to directly benefit patients with high out-of-pocket costs and to change the way PBMs are compensated. The new safe harbors are (i) for rebates which are passed on to the patient at the point of sale and (ii) for flat service fee payments made to PBMs which cannot be tied to the list prices of drugs. The PCMA, which represents PBMs, has filed a suit in an effort to block the Rebate Rule, claiming that the Rebate Rule would lead to higher premiums in Medicare Part D and was adopted in an unlawful manner. It is unclear whether the Rebate Rule will be enforceable, whether pharmaceutical companies will respond by reducing list prices, whether list prices in the private market may also be reduced, and what the resulting impact will be to PBMs or the Company. The Bipartisan Infrastructure Act of 2021 delays the effective date of the rebate rule to January 2026, and the IRA further delays the Rebate Rule through 2032.

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

It is not possible to predict the enactment or content of new legislation or regulations or changes to existing laws or regulations or their enforcement, interpretation or application, or the form they will take (for example, through the use of U.S. Presidential Executive Orders or executive orders by governors or key regulators). If we fail to respond adequately to such changes, including by implementing strategic and operational initiatives, or do not respond as effectively as our competitors, our businesses, operations and operating results may be materially adversely affected. Even if we could predict such matters, it may not be possible to eliminate the adverse impact of public policy changes that would fundamentally change the dynamics of one or more industries in which we compete. Examples of such changes include, but are not limited to: the federal or one or more state governments fundamentally restructuring or reducing the funding available for government programs, increasing its involvement in drug reimbursement, pricing, purchasing and/or importation, changing the laws and regulations governing PBMs’, PDPs’ and/or Managed Medicaid organizations’ interactions with government funded health care programs, changing the tax treatment of health or related benefits, or significantly altering the ACA. The likelihood of adverse changes remains high due to state and federal budgetary pressures, and our businesses and operating results could be materially and adversely affected by such changes, even if we correctly predict their occurrence.

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

Certain of our Health Services and Pharmacy & Consumer Wellness operations, products and services are subject to:

•the clinical quality, patient safety and other risks inherent in the dispensing, packaging and distribution of drugs and other health care products and services, including claims related to purported dispensing and other operational errors (any failure by our Health Services and/or Pharmacy & Consumer Wellness operations to adhere to the laws and regulations applicable to the dispensing of drugs could subject us to civil and criminal penalties);
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

If we fail to comply with laws and regulations that apply to government programs, we could be subject to criminal fines, civil penalties, premium refunds, prohibitions on marketing or active or passive enrollment of members, corrective actions, termination of our contracts or other sanctions, which could have a material adverse effect on our ability to participate in Public Exchange, Medicare Advantage, Medicare Part D, Medicaid, dual eligible, and dual eligible special needs plans and other programs, our brand and reputation, and our operating results, cash flows and financial condition.

For more information on these matters, see “Government Regulation” included in Item 1 of this 10-K.

If our compliance or other systems and processes fail or are deemed inadequate, we may suffer brand and reputational harm and become subject to contractual damages, regulatory actions and/or litigation.

In addition to being subject to extensive and complex laws and regulations, many of our contracts with customers include detailed requirements. In order to be eligible to offer certain products or bid on certain contracts, we must demonstrate that we have robust systems and processes in place that are designed to maintain compliance with all applicable legal, regulatory and contractual requirements. These systems and processes frequently are reviewed and audited by our customers and regulators. If our systems and processes designed to maintain compliance with applicable legal and contractual requirements, and to prevent and detect instances of, or the potential for, non-compliance fail or are deemed inadequate, we may suffer brand and reputational harm and be subject to contractual damages, regulatory actions, litigation and other proceedings which may result in damages, fines, suspension or loss of licensure, suspension or exclusion from participation in government programs and/or other penalties, any of which could adversely affect our businesses, operating results, cash flows and/or financial condition.

We routinely are subject to litigation and other adverse legal proceedings, including class actions and qui tam actions. Many of these proceedings seek substantial damages which may not be covered by insurance. These proceedings are costly to defend, may result in changes in our business practices, harm our brand and reputation and adversely affect our businesses and operating results.

PBM, retail pharmacy, mail order pharmacy, specialty pharmacy, LTC pharmacy and health care and related benefits are highly regulated industries whose participants frequently are subject to litigation and other adverse legal proceedings. We are currently subject to various litigation and arbitration matters, investigations, regulatory audits, inspections, government inquiries, and regulatory and other legal proceedings, both within and outside the U.S. Litigation related to our provision of professional services in our medical clinics, pharmacies and LTC operations is increasing as we execute our vertical integration strategy and expand our services along the continuum of health care. In addition, disputes over contracts could lead to litigation or pre-litigation settlements that could materially adversely affect our businesses, operating results and/or cash flows.

Litigation, and particularly securities, derivative, collective or class action and qui tam litigation, is often expensive and disruptive. Many of the legal proceedings against us seek substantial damages (including non-economic or punitive damages and treble damages), and certain of these proceedings also seek changes in our business practices. While we currently have insurance coverage for some potential liabilities, other potential liabilities may not be covered by insurance, insurers may dispute coverage, and the amount of our insurance may not be enough to cover the damages awarded or costs incurred. In addition, some types of damages, like punitive damages, may not be covered by insurance, and in some jurisdictions the coverage of punitive damages is prohibited. Insurance coverage for all or some forms of liability also may become unavailable or prohibitively expensive in the future.

The outcome of litigation and other adverse legal proceedings is always uncertain, and outcomes that are not justifiable by the evidence or existing law or regulation can and do occur, and the costs incurred frequently are substantial regardless of the outcome. In addition, litigation and other adverse legal proceedings outside the U.S. may be subject to greater uncertainty than within the U.S. Litigation and other adverse legal proceedings could materially adversely affect our businesses, operating results and/or cash flows because of brand and reputational harm to us, the cost of defending such proceedings, the cost of settlement or judgments against us, or the changes in our operations that could result from such proceedings. See Item 3 of this 10-K for additional information.

We frequently are subject to regular and special governmental audits, investigations and reviews that could result in changes to our business practices and also could result in material refunds, fines, penalties, civil liabilities, criminal liabilities and other sanctions.

As one of the largest national retail, mail order, specialty and LTC pharmacy, PBM and health care and related benefits providers, we frequently are subject to regular and special governmental market conduct and other audits, investigations and reviews by, and we receive subpoenas and other requests for information from, various federal and state agencies, regulatory authorities, Attorneys General, committees, subcommittees and members of the U.S. Congress and other state, federal and international governmental authorities. For example, we have received CIDs from, and provided documents and information to, the Civil Division of the DOJ in connection with a current investigation of our patient chart review processes in connection with risk adjustment data submissions under Parts C and D of the Medicare program. CMS and the OIG also are auditing the risk adjustment-related data of certain of our Medicare Advantage plans, and the number of such audits continues to increase. Several such audits, investigations and reviews by governmental authorities currently are pending, some of which may be resolved in 2024, the results of which may be adverse to us.

Federal and state governments have made investigating and prosecuting health care and other insurance fraud, waste and abuse a priority. Fraud, waste and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical and/or other covered services, improper marketing, including by insurance brokers, and violations of patient privacy rights. The regulations and contractual requirements applicable to us and other industry participants are complex and subject to change, making it necessary for us to invest significant resources in complying with our regulatory and contractual requirements. Ongoing vigorous law enforcement and the highly technical regulatory scheme mean that our compliance efforts in this area will continue to require significant resources. In addition, our medical costs and the medical expenses of our Health Care Benefits ASC customers may be adversely affected if we do not prevent or detect fraudulent activity by providers and/or members.

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

See “Legal and Regulatory Proceedings” in Note 18 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K for additional information.

Our litigation and regulatory risk profiles are changing as we offer new products and services and expand in business areas beyond our historical businesses, and we may face increased regulatory risks related to our vertical integration strategy.

Historically, we focused primarily on providing products and services within our Health Care Benefits and Pharmacy & Consumer Wellness segments, as well as pharmacy services within our Health Services segment. As a result of our vertical integration strategy and other innovation initiatives, we are expanding our presence in the health care space and plan to offer new products and services, including services provided by Oak Street Health and Signify Health, which present a different litigation and regulatory risk profile than the products and services that we historically have offered and increase our exposure to additional risks. Our vertical integration strategy may also lead to increased regulatory and public scrutiny as a result of consumer protection and quality of care concerns.

We face unique regulatory and other challenges in our Medicare and Medicaid businesses.

We are seeking to substantially grow the Medicare and Medicaid membership in our Health Care Benefits segment in 2024 and over the next several years. We face unique regulatory and other challenges that may inhibit the growth and profitability of those businesses.

•In March 2023, CMS issued its final notice detailing final 2024 Medicare Advantage payment rates. Final 2024 Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 3.32%, and the year-to-year percentage change included a (1.24%) decrease for star ratings, a risk model revision and normalization of (2.16%), and a risk score trend of 4.44%. In March 2023, CMS also finalized the 2024 Medicare Advantage reimbursement rates, which result in an expected average decrease in revenue for the Medicare Advantage industry of 1.12%, excluding the CMS estimate of Medicare Advantage risk score trend, though the rates may vary widely depending on the provider group and patient demographics. On January 31, 2024, CMS issued an advance notice detailing proposed 2025 Medicare Advantage payment rates. The 2025 Medicare Advantage rates, if finalized as proposed, will result in an expected average decrease in revenue for the Medicare Advantage industry of 0.16%, excluding the CMS estimate of Medicare Advantage risk score trend. CMS intends to publish the final 2025 rate announcement no later than April 1, 2024. The Company faces challenges from the impact of the increasing cost of medical care (including prescription medications), changes to methodologies for determining payments and CMS local and national coverage decisions that require the Company to pay for services and supplies that are not factored into the Company’s bids. We cannot predict how the rates will be finalized, future Medicare funding levels, the impact of future federal budget actions or ensure that such changes or actions will not have a material adverse effect on our Medicare operating results.
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
•“Star ratings” from CMS for our Medicare Advantage plans will continue to have a significant effect on our plans’ operating results. Only Medicare Advantage plans with a star rating of 4 or higher (out of 5) are eligible for a quality bonus in their basic premium rates. CMS continues to change its rating system to make achieving and maintaining a four or higher star rating more difficult. If our star ratings fall or remain below four for a significant portion of our Medicare Advantage membership, or do not match the performance of our competitors, or the star rating quality bonuses are reduced or eliminated, our revenues, operating results and cash flows may be significantly adversely affected. In addition, due to uncertainties with CMS cut-points, no Medicare Advantage plan can guarantee their overall star ratings. There can be no assurances that the Company will be successful in maintaining or improving its star ratings in future years.
◦The Company’s 2023 star ratings were used to determine which of its Medicare Advantage plans have ratings of 4 stars or higher and qualify for bonus payments in 2024. Based on the 2023 star ratings, the Company’s Medicare Advantage plans are not eligible for full level quality bonuses in 2024, which could reduce profit margin. CMS released the Company’s 2024 star ratings in October 2023, which will impact revenues in 2025. The percentage of Aetna Medicare Advantage members in 4+ star plans is expected to return to 87% (based on enrollment and contract affiliation as of December 31, 2023), as compared to the unmitigated 21% based on the 2023 star ratings. The main driver of this increase was a half star improvement in the Aetna National PPO, which increased from 3.5 stars to 4.0 stars. This means that we expect that the Company’s Medicare Advantage plans will again be eligible for full level quality bonuses in 2025.
•Payments we receive from CMS for our Medicare Advantage and Medicare Part D businesses also are subject to risk adjustment based on the health status of the individuals we enroll. Elements of that risk adjustment mechanism continue to be challenged by the DOJ, the OIG and CMS itself. For example, CMS made significant changes to the structure of the hierarchical condition category model in version 28, which may impact RAF scores for a larger percentage of Medicare Advantage beneficiaries and could result in changes to beneficiary RAF scores with or without a change in the patient’s health status. Substantial changes in the risk adjustment mechanism, including those that result from the final Part C contract-level Risk Adjustment Data Validation Audits (“RADV Audit Rule”) issued in January 2023 or other changes that may result from enforcement or audit actions, could materially affect the amount of our Medicare reimbursement, require us to raise prices or reduce the benefits we offer to Medicare beneficiaries, impact the services provided by, or the financial performance of, Oak Street Health and Signify Health and potentially limit our (and the industry’s) participation in the Medicare program.
•The RADV Audit Rule creates uncertainty for Medicare Advantage plans. The lack of detail provided with respect to how CMS will select contracts and claims to audit, the methodology CMS will use, and how it will extrapolate as part of the RADV Audit Rule may impact future Medicare Advantage bids and result in other implications. The RADV Audit Rule also permits extrapolation of OIG contract level audits for payment years 2018 forward. The RADV Audit Rule is subject to ongoing litigation and the outcome and future impacts are uncertain.
•Changes to the ability of PBMs to have pharmacy performance programs in place for clients and report payments via direct and indirect reporting mechanisms, including requiring all pharmacy payments to be included in point-of-sale pricing, could impact the Health Services business.
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
•The IRA contains changes to the Part D program that began in 2023 and will continue to 2032 that could shift more of the claim liability to plans and away from the government.
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
•CMS has proposed requiring that health plans offering certain dual eligible programs must also offer Medicaid programs, which could further impact the Company’s ability to obtain or retain membership in its dual eligible programs. In addition, states are increasingly requiring companies to offer Medicaid within a state and conducting competitive bid processes to qualify to offer dual eligible products.

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

Possible changes in industry pricing benchmarks and drug pricing generally can adversely affect our PBM and Pharmacy & Consumer Wellness businesses.

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

Since 2013, HHS has issued determinations to health plans that their premium rate increases were “unreasonable,” and we may experience challenges to appropriate premium rate increases in certain states. Regulators or legislatures in several states have implemented or are considering limits on premium rate increases, either by enforcing existing legal requirements more stringently or proposing different regulatory standards. Regulators or legislatures in several states also have conducted hearings on proposed premium rate increases, which can result, and in some instances have resulted, in substantial delays in implementing proposed rate increases even if they ultimately are approved. Our plans can be excluded from participating in small group Public Exchanges if they are deemed to have a history of “unreasonable” rate increases. Any significant rate increases we may request heighten the risks of adverse publicity, adverse regulatory action and adverse selection and the likelihood that our requested premium rate increases will be denied, reduced or delayed, which could lead to operating margin compression.

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

The ACA’s minimum MLR rebate requirements limit the level of margin we can earn in Health Care Benefits’ Commercial Insured business. CMS minimum MLR rebate regulations limit the level of margin we can earn in our Medicare Advantage and Medicaid Insured businesses. Certain portions of our Health Care Benefits Medicaid and FEHB program business also are subject to minimum MLR rebate requirements in addition to but separate from those imposed by the ACA. Minimum MLR rebate requirements leave us exposed to medical costs that are higher than those reflected in our pricing. The process supporting the management and determination of the amount of MLR rebates payable is complex and requires judgment, and the minimum MLR reporting requirements are detailed. CMS has also proposed, but not yet finalized, a definition of “prescription drug price concessions” for commercial MLR calculation purposes, which would make additional PBM information available to plans and the HHS, potentially further complicating the MLR calculation process. Federal and state auditors are challenging our Commercial Health Care Benefits business’ compliance with the ACA’s minimum MLR requirements as well as our FEHB plans’ compliance with OPM’s FEHB program-specific minimum MLR requirements. Our Medicare and Medicaid contracts also are subject to minimum MLR audits. If a Medicare Advantage or Medicare Part D contract pays minimum MLR rebates for three consecutive years, it will become ineligible to enroll new members. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years, it will be terminated by CMS. Additional challenges to our methodology and/or reports relating to minimum MLR and related rebates by federal and state regulators and private litigants are reasonably possible. The outcome of these audits and additional challenges could adversely affect our operating results.

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

Our international operations increase our exposure to, and require us to devote significant management resources to implement controls and systems to comply with, the privacy and data protection laws of non-U.S. jurisdictions, such as the EU’s GDPR, and the anti-bribery, anti-corruption and anti-money laundering laws of the U.S. (including the FCPA) and the United Kingdom (including the UK Bribery Act) and similar laws in other jurisdictions. Implementing our compliance policies, internal controls and other systems may also require the investment of considerable management time and financial and other resources. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business, and significant brand and reputational harm. We must regularly reassess the size, capability and location of our global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in our businesses and operations. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on our brand, reputation, businesses, operating results and/or financial condition.

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

Upon the closing of any acquisition, including the recent acquisitions of Oak Street Health and Signify Health, we need to successfully integrate the products, services and related assets, as well as internal controls into our business operations. If an acquisition is consummated, the integration of the acquired business, its products, services and related assets into our company also may be complex, expensive, and time-consuming and, if the integration is not fully successful, we may not achieve the anticipated benefits, operating and cost synergies and/or growth opportunities of an acquisition. Potential difficulties that may be encountered in the integration process, including with respect to Oak Street Health and Signify Health, include the following:

•Integrating personnel, operations and systems (including internal control environments and compliance policies), while maintaining focus on producing and delivering consistent, high quality products and services;
•Coordinating geographically dispersed organizations;
•Distracting management’s attention from our ongoing business operations;
•Retaining existing customers and attracting new customers;
•Managing inefficiencies associated with integrating our operations; and
•Reconciling post-acquisition costs and liabilities between buyer and seller.

An inability to realize the full extent of the anticipated benefits, operating and cost synergies, innovations and operations efficiencies or growth opportunities of an acquisition, including the recent acquisitions of Oak Street Health and Signify Health, as well as any delays or additional expenses encountered in the integration process, could have a material adverse effect on our businesses and operating results. Furthermore, acquisitions, including the recent acquisitions of Oak Street Health and Signify Health, even if successfully integrated, may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products, services or service areas, and expose us to additional liabilities associated with an acquired business including risks and liabilities associated with litigation involving the acquired business. Any one of these challenges or risks could impair our ability to realize any benefit from our acquisitions after we have expended resources on them.

We expect to continue to pursue acquisitions, joint ventures, strategic alliances and other inorganic growth opportunities, as well as strategic divestitures, which may be unsuccessful, cause us to assume unanticipated liabilities, disrupt our existing businesses, be dilutive or lead us to assume significant debt, among other things.

We expect to continue to pursue acquisitions, joint ventures, strategic alliances and other inorganic growth opportunities as part of our business strategy. In addition to the integration risks noted above, some other risks we may face with respect to acquisitions, including the recent acquisitions of Oak Street Health and Signify Health, and other inorganic growth strategies include:

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

Similarly, we may also seek to divest assets that no longer fit into our long-term strategic plan. Such divestitures may take time and, even if such divestitures can be completed, the terms of such divestitures will be subject to market conditions, financing availability and other considerations of potential buyers, and they may have negative short-term financial impacts on us. In addition, joint ventures present risks that are different from acquisitions, including selection of appropriate joint venture parties, initial and ongoing governance of the joint venture, joint venture compliance activities (including compliance with applicable CMS requirements), growing the joint venture’s business in a manner acceptable to all the parties, including other providers in the networks that include joint ventures, maintaining positive relationships among the joint venture parties and the joint venture’s customers, and member and business disruption that may occur upon joint venture termination.

Risks Related to Our Operations

Failure to meet customer expectations may harm our brand and reputation, our ability to retain and grow our customer base and membership and our operating results and cash flows.

Our ability to attract and retain customers and members is dependent upon providing compliant, cost effective, quality customer service operations (such as call center operations, PBM functions, retail pharmacy and LTC services, retail, mail order and specialty pharmacy prescription delivery, claims processing, customer case installation and online access and tools) that meet or exceed our customers’ and members’ expectations, either directly or through vendors. As we seek to reduce general and administrative expenses, we must balance the potential impact of cost-saving measures on our customers and other services and performances. If we misjudge the effects of such measures, customers and other services may be adversely affected. We depend on third parties for certain of our customer service, PBM and prescription delivery operations. If we or our vendors fail to provide compliant service that meets our customers’ and members’ expectations, we may have difficulty retaining or profitably growing our customer base and/or membership, which could adversely affect our operating results. For example, noncompliance with any privacy or security laws or regulations or any security breach involving us or one of our third-party vendors could have a material adverse effect on our businesses, operating results, brand and reputation.

We and our vendors have experienced and continue to experience cyberattacks. We can provide no assurance that we or our vendors will be able to detect, prevent or contain the effects of such attacks or other information security (including cybersecurity) risks or threats in the future.

We and our vendors have experienced diverse cyberattacks and expect to continue to experience cyberattacks going forward. As examples, the Company and its vendors have experienced attempts to gain access to systems, denial of service attacks, attempted malware infections, account takeovers, scanning activity, and phishing emails. Attacks can originate from external sources (including criminals, terrorists and nation states) or internal actors. The Company is dedicating and will continue to dedicate significant resources and incur significant expenses to maintain and update on an ongoing basis the systems and processes that are designed to mitigate the information security risks it faces and protect the security of its computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, disrupt or degrade service, or cause other damage. The impact of known cyberattacks has not been material to the Company’s operations or operating results through December 31, 2023. The Board is regularly informed regarding the Company’s information security policies, practices and status.

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

The costs of attempting to protect against the foregoing risks and the costs of responding to an information security incident are significant. Large scale data breaches at other entities increase the challenge we and our vendors face in maintaining the security of our information technology systems and proprietary information and of our customers’, employees’, members’ and other constituents’ sensitive information. Following an information security incident, our and/or our vendors’ remediation efforts may not be successful, and could result in interruptions, delays or cessation of service, and loss of existing or potential customers and members. In addition, breaches of our and/or our vendors’ security measures and the unauthorized access to or dissemination of sensitive personal information, proprietary information or confidential information about us, our customers, our members or other third-parties, could expose our customers’, members’ and other constituents’ private information and our customers, members and other constituents to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, and result in investigations, regulatory enforcement actions, material fines and penalties, loss of customers, litigation or other actions, which could have a material adverse effect on our brand, reputation, businesses, operating results and cash flows.

See Item 1C of this 10-K, “Cybersecurity,” for more information on the Company’s cybersecurity risk management and governance.

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

Our information systems are critical to the operation of our businesses. We collect, process, maintain, retain, evaluate, utilize and distribute large amounts of personally identifiable, personal health, and financial information (including payment card information) and other confidential and sensitive data about our customers, employees, members and other constituents in the ordinary course of our businesses. Some of our information systems rely upon third party systems, including cloud service providers, to accomplish these tasks. The use and disclosure of such information is regulated at the federal, state and international levels. In some cases, such laws, rules and regulations also apply to our vendors and/or may hold us liable for any violations by our vendors. These laws, rules and regulations are subject to change (and many are rapidly evolving) and in recent years have given rise to increased enforcement activity, litigation, and other disputes. For example, certain of our vendors have experienced incidents that resulted in the unauthorized disclosure of confidential information, including personal information of our members, patients or employees, which has caused us to incur expenses including those related to responding to regulatory inquiries and/or litigation. Some of these expenses are indemnified but others are not. International laws, rules and regulations governing the use and disclosure of these types of information are generally more stringent than U.S. laws and regulations, and they vary from jurisdiction to jurisdiction. Noncompliance with applicable privacy or security laws or regulations, or any security breach, information security incident, and any other incident involving the theft, misappropriation, loss or other unauthorized disclosure of, or access to, sensitive or confidential customer, member or other constituent information, whether by us, by one of our business associates or vendors or by another third party, could require us to expend significant resources to remediate any damage, could interrupt our operations and could adversely affect our brand and reputation, membership and operating results and also could expose and/or has exposed us to mandatory disclosure requirements, adverse media attention, litigation (including class action litigation), governmental investigations and enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders, adverse actions against our licenses to do business and/or injunctive relief, any of which could adversely affect our businesses, operating results, cash flows or financial condition.

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

Our information systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches (including credit card or personally identifiable information breaches), cyberattacks, vandalism, catastrophic events and human error. If our information systems are damaged, fail to work properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience reputational damage, loss of critical information, customer disruption and interruptions or delays in our ability to perform essential functions and implement new and innovative services. We use third-party vendors to set-up, service, and/or maintain portions of our information technology systems, and our vendors may suffer the same types of issues, which could adversely affect our ability to access and use such systems and the data contained therein, which could result in similar harm. In addition, our efforts to comply with changes in U.S. and foreign laws and regulations, including privacy and information security laws and standards, may cause us to incur significant expense due to increased investment in technology and the development of new operational processes.

Our business success and operating results depend in part on effective information technology systems and on continuing to develop and implement improvements in technology. Pursuing multiple initiatives simultaneously could make this continued development and implementation significantly more challenging.

Many aspects of our operations are dependent on our information systems and the information collected, processed, stored and handled by these systems. We rely heavily on our information and technology systems to manage our ordering, pricing, point-of-sale, pharmacy fulfillment, inventory replenishment, claims processing, customer loyalty and subscription programs, finance, human resources and other processes. Throughout our operations, we collect, process, maintain, retain, evaluate, utilize and distribute large amounts of confidential and sensitive data and information, including personally identifiable information and protected health information, that our customers, employees, members and other constituents provide to purchase products or services, enroll in programs or services, register on our websites, interact with our personnel, or otherwise communicate with us. For these operations, we depend in part on the secure transmission of confidential information over public networks.

We have many different information and other technology systems supporting our different businesses (including as a result of our acquisitions). Our businesses depend in large part on these systems to adequately price our products and services; accurately establish reserves, process claims and report operating results; and interact with providers, employer plan sponsors, customers, members, consumers and vendors in an efficient and uninterrupted fashion. In addition, recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Certain of our technology systems (including software) are older, legacy systems that are less flexible, less efficient and require a significant ongoing commitment of capital and human resources to maintain, protect and enhance them and to integrate them with our other systems. We must re-engineer and reduce the number of these older, legacy systems to meet changing consumer and vendor preferences and needs, improve our productivity and reduce our operating expenses. We also need to develop or acquire new technology systems, contract with new vendors or modify certain of our existing systems to support the consumer-oriented and transformational products and services we are developing, operating and expanding and/or to meet current and developing industry and regulatory standards, including to keep pace with continuing changes in information processing technology, emerging cybersecurity risks and threats, and changes to applicable privacy and security laws, rules and regulations. If we fail to achieve these objectives, our ability to profitably grow our business and/or our operating results may be adversely affected.

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

Product liability, product recall, professional liability or personal injury issues could damage our reputation and have a significant adverse effect on our businesses, operating results, cash flows and/or financial condition.

The products that we sell could become subject to contamination, product tampering, mislabeling, recall or other damage. In addition, errors in the dispensing, packaging or administration of drugs or other products and consuming drugs in a manner that is not prescribed could lead to serious injury or death. Product liability or personal injury claims may be asserted against us with respect to any of the drugs or other products we sell or services we provide. For example, we are a defendant in hundreds of litigation proceedings relating to opioids and the sale of products containing talc. Our businesses also involve the provision of professional services, including by physicians, pharmacists, physician assistants, nurses and nurse practitioners, which exposes us to professional liability claims. Should a product or other liability issue arise, the coverage available under our insurance programs and the indemnification amounts available to us from third parties may not be adequate to protect us against the financial impact of the related claims. We also may not be able to maintain our existing levels of insurance on acceptable terms in the future. Any of the issues discussed above could damage our brand and reputation and have a significant adverse effect on our businesses, operating results and/or financial condition.

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

Our products are sold primarily through our sales personnel, who frequently work with independent brokers, consultants and agents who assist in the marketing, production and servicing of business. The independent brokers, consultants and agents generally are not dedicated to us exclusively and may frequently recommend and/or market health care benefits products of our competitors. Our sales could be adversely affected if we are unable to attract, retain or motivate sales personnel and third-party brokers, consultants and agents, or if we do not adequately provide support, training and education to this sales network regarding our complex product portfolio, or if our sales strategy is not appropriately aligned across distribution channels. This risk is heightened as we develop, operate and expand our consumer-oriented products and services and we expand in the health care space and our business model evolves to include a greater focus on consumers and direct-to-consumer sales, such as competing for sales on Insurance Exchanges.

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

Specifically, CMS, U.S. Congressional committees and state departments of insurance have each increased scrutiny of the marketing practices of brokers and agents who market Medicare products and of the Medicare Advantage organizations that use these organizations to market their products. Any of the federal agencies noted above or U.S. Congress may also recommend changes or take additional action with respect to the way in which brokers and agents are compensated for selling our Medicare Advantage and Part D plans. In addition, CMS has recently proposed new limitations on the amounts brokers and agents can earn for marketing Medicare Advantage and Part D plans.

Failure of our businesses to effectively collaborate could prevent us from maximizing our operating results.

To maximize our overall enterprise value, our various businesses need to collaborate effectively. Our businesses need to be aligned in order to carry out our business strategy, prioritize goals and coordinate the design of new products intended to utilize the offerings of multiple businesses, including implementing our transformation and enterprise modernization programs. In addition, misaligned incentives, information siloes, ineffective product development and failure of our corporate governance policies or procedures, for example significant financial decisions being made at an inappropriate level in our organization, also could prevent us from maximizing our operating results and/or achieving our financial and other projections.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to new rules and other requirements and potential liability and may disrupt our business operations.

We accept payments using a variety of methods, including cash, checks, credit cards, debit cards, gift cards, mobile payments and potentially other technologies in the future that may subject us to new and additional risks related to fraud and theft. Acceptance of these payment methods subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change in the future, which could make compliance more difficult or costly. For certain payment options, including credit and debit cards, we pay interchange and other fees, which could increase periodically thereby raising our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and various other forms of electronic payment. If these vendors are unable to provide these services to us, or if their systems are compromised, our operations could be disrupted. The payment methods that we offer also expose us to potential fraud and theft by persons seeking to obtain unauthorized access to, or exploit any weaknesses in, the payment systems we use. If we fail to abide by applicable rules or requirements, or if data relating to our payment systems is compromised due to a breach or misuse, we may be responsible for any costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees. In addition, our reputation and ability to accept certain types of payments could each be harmed resulting in reduced sales and adverse effects on our operating results.

Both our and our vendors’ operations are subject to a variety of business continuity hazards and risks, any of which could interrupt our operations or otherwise adversely affect our performance and operating results.

We and our vendors are subject to business continuity hazards and other risks, including natural disasters and extreme weather events (which may increase in frequency or intensity as a result of climate change), utility and other mechanical failures, acts of war or terrorism, acts of civil unrest, crime, disruption of communications, data security and preservation, disruption of supply or distribution, safety regulation and labor difficulties. The occurrence of any of these or other events to us or our vendors might disrupt or shut down our operations or otherwise adversely affect our operations. We also may be subject to certain liability claims in the event of an injury or loss of life, or damage to property, resulting from such events. Although we have developed procedures for crisis management and disaster recovery and business continuity plans, and we maintain insurance policies that we believe are customary and adequate for our size and industry, our crisis management and disaster recovery procedures and business continuity plans may not be effective and our insurance policies include limits and exclusions and, as a result, our coverage may be insufficient to protect against all potential hazards and risks incident to our businesses. Should any such hazards or risks occur, or should our insurance coverage be inadequate or unavailable, our businesses, operating results, cash flows and financial condition could be adversely affected.

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

As of December 31, 2023 and December 31, 2022, we had $120.5 billion and $102.9 billion, respectively, of goodwill and other intangible assets. Goodwill and indefinite-lived intangible assets are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate that the carrying value may not be recoverable. When evaluating goodwill for potential impairment, we compare the fair value of our reporting units to their respective carrying amounts. We estimate the fair value of our reporting units using a combination of a discounted cash flow method and a market multiple method. If the carrying amount of a reporting unit exceeds its estimated fair value, a goodwill impairment loss is recognized in an amount equal to the excess to the extent of the goodwill balance. Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to its carrying value. The Company estimates the fair value of its indefinite-lived trademarks using the relief from royalty method under the income approach. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. Definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. If indicators of impairment are present, the Company first compares the carrying amount of the asset group to the estimated future cash flows associated with the asset group (undiscounted). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group’s estimated future cash flows (discounted).

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

The global capital markets, including credit markets, continue to experience volatility and uncertainty. As an insurer, we have a substantial investment portfolio that supports our policy liabilities and surplus and is comprised largely of debt securities of issuers located in the U.S. As a result, the income we earn from our investment portfolio is largely driven by the level of interest rates in the U.S., and to a lesser extent the international financial markets. Volatility, uncertainty and/or disruptions in the global capital markets, particularly the U.S. credit markets, and governments’ monetary policy, particularly U.S. monetary policy, can significantly and adversely affect the value of our investment portfolio, our operating results and/or our financial condition by:

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

Although we seek, within guidelines we deem appropriate, to match the duration of our assets and liabilities and to manage our credit and counterparty exposures, a failure to do so adequately could adversely affect our net income and our financial condition and, in extreme circumstances, our cash flows.

Risks Related to Our Relationships with Manufacturers, Providers, Suppliers and Vendors

We face risks relating to the market availability, pricing, suppliers and safety profiles of prescription drugs and other products that we purchase and sell.

Our Pharmacy & Consumer Wellness segment and our mail order and specialty pharmacy operations generate revenues in significant part by dispensing prescription drugs. Our PBM business generates revenues primarily by contracting with clients to provide prescription drugs and related health care services to plan members. As a result, we are dependent on our relationships with prescription drug manufacturers and suppliers. We acquire a substantial amount of our mail order and specialty pharmacies’ prescription drug supply from a limited number of suppliers. Certain of our agreements with such suppliers are short-term and cancelable by either party without cause. In addition, these agreements may allow the supplier to distribute through channels other than us. Certain of these agreements also allow pricing and other terms to be adjusted periodically for changing market conditions or required service levels. A termination or modification to any of these relationships could adversely affect our prescription drug supply and have a material adverse effect on our businesses, operating results and financial condition. Moreover, many products distributed by our pharmacies are manufactured with ingredients that are susceptible to supply shortages. In some cases, we depend upon a single source of supply. Any such supply shortages or loss of any such single source of supply could adversely affect our operating results and cash flows.

Much of the branded and generic drug product that we sell in our pharmacies, and much of the other merchandise we sell, is manufactured in whole or in substantial part outside of the U.S. In most cases, the products or merchandise are imported by others and sold to us. As a result, significant changes in tax or trade policies, tariffs or trade relations between the U.S. and other countries, such as the imposition of unilateral tariffs on imported products, could result in significant increases in our costs, restrict our access to suppliers, depress economic activity, and have a material adverse effect on our businesses, operating results and cash flows. In addition, other countries may change their business and trade policies and such changes, as well as any negative sentiments towards the U.S. in response to increased import tariffs and other changes in U.S. trade regulations, could adversely affect our businesses.

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

We contract with various third parties to supply us with necessary products, perform certain functions and services and provide us with certain information technology systems. Our arrangements with suppliers and these third parties may expose us to public scrutiny, adversely affect our brand and reputation, expose us to litigation or regulatory action, and otherwise make our operations vulnerable if we fail to adequately oversee, monitor and regulate their performance or if they fail to meet their contractual obligations to us or to comply with applicable laws or regulations, including those related to human capital and climate change. For example, certain of our vendors have been responsible for releases of sensitive information of our members and employees, which has caused us to incur additional expenses and given rise to regulatory actions and litigation against us.

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

Some providers that render services to our Health Care Benefits members do not have contracts with us. In those cases, we do not have a pre-established understanding with these nonparticipating providers as to the amount of compensation that is due to them for services rendered to our members. In some states, the amount of compensation due to these nonparticipating providers is defined by law or regulation, but in most instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. In such instances providers may believe that they are underpaid for their services and may either litigate or arbitrate their dispute with us or try to recover the difference between what we have paid them and the amount they charged us from our members, which may result in member dissatisfaction. For example, in 2019, certain claimant hospitals were awarded approximately $86 million in an arbitration proceeding relating to Aetna’s out-of-network benefit payment and administration practices. Such disputes may cause us to pay higher medical or other benefit costs than we projected.

Continuing consolidation and integration among providers and other suppliers may increase our medical and other covered benefits costs, make it difficult for us to compete in certain geographies and create new competitors.

Hospitals, other health care providers and health systems continue to consolidate across the health care industry. While this consolidation could increase efficiency and has the potential to improve the delivery of health care services, it also reduces competition and the number of potential contracting parties in certain geographies. These health systems also are increasingly forming and considering forming health plans to directly offer health insurance in competition with us, a process that has been accelerated by the ACA. In addition, ACOs (including Commercial and Medicaid-only ACOs developed as a result of state Medicaid laws), practice management companies, consolidation among and by integrated health systems and other changes in the organizational structures that physicians, hospitals and other providers adopt continues to change the way these providers interact with us and the competitive landscape in which we operate. These changes may increase our medical and other covered benefits costs, may affect the way we price our products and services and estimate our medical and other covered benefits costs and may require us to change our operations, including by withdrawing from certain geographies where we do not have a significant presence across our businesses or are unable to collaborate or contract with providers on acceptable terms. Each of these changes may adversely affect our businesses and operating results.

Item 1B. Unresolved Staff Comments.

There are no unresolved SEC Staff Comments.

Item 1C. Cybersecurity.

Cybersecurity Risk Management

Securing the Company’s business information, intellectual property, customer, patient and employee data and technology systems is essential for the continuity of its businesses, meeting applicable regulatory requirements and maintaining the trust of its stakeholders. Cybersecurity is an important and integrated part of the Company’s enterprise risk management function that identifies, monitors and mitigates business, operational and legal risks.
To help protect the Company from a major cybersecurity incident that could have a material impact on operations or the Company’s financial results, the Company has implemented policies, programs and controls, including technology investments that focus on cybersecurity incident prevention, identification and mitigation. The steps the Company takes to reduce its vulnerability to cyberattacks and to mitigate impacts from cybersecurity incidents include, but are not limited to: establishing information security policies and standards, implementing information protection processes and technologies, monitoring its information technology systems for cybersecurity threats, assessing cybersecurity risk profiles of key third-parties, implementing cybersecurity training and collaborating with public and private organizations on cyber threat information and best practices. The Company is currently in material compliance with applicable information privacy and cybersecurity standards.
The Company has implemented a Cybersecurity Incident Response Plan (the “Plan”), which is integrated into its overall crisis management program. The Plan provides a framework for responding to cybersecurity incidents. The Plan identifies applicable requirements for incident disclosure and reporting as well as provides protocols for incident evaluation, including the use of third-party service providers and partners, processes for notification and internal escalation of information to the Company’s senior management, the disclosure committee, the Board and appropriate Board committees. The Plan also addresses requirements for the Company’s external reporting obligations. The Plan is reviewed and updated, as necessary, under the leadership of the Company’s Chief Information Security Officer (“CISO”) and Chief Privacy Officer (“CPO”).

The Company’s information technology systems and processes are assessed by independent third parties, as appropriate to their business requirements, for compliance with the following standards: HIPAA; NIST 800-53; System and Organization Controls (“SOC”) 1; SOC 2 Type 2; HI-TRUST; Payment Card Industry Data Security Standards; and the National Association of Insurance Commissioners. The Company annually purchases a cybersecurity risk insurance policy that would help defray the costs associated with a covered cybersecurity incident if it occurred.

Although the Company did not experience a material cybersecurity incident during the year ended December 31, 2023, the scope and impact of any future incident cannot be predicted. See “Item 1A. Risk Factors” for more information on the Company’s cybersecurity-related risks.

Governance

Management has responsibility to manage risk and bring to the Board’s attention the most material near-term and long-term risks to the Company. The Company’s CISO leads management’s assessment and management of cybersecurity risk. The CISO reports to the Company’s Chief Digital, Data, Analytics & Technology Officer (the “CDDATO”), who reports directly to the Company’s Chief Executive Officer. The CDDATO, CISO and the CPO, regularly review cybersecurity matters with management. The current CDDATO, CISO and CPO each has more than 10 years of experience managing risks or advising on cybersecurity issues.

The Board is actively engaged in overseeing and reviewing the Company’s strategic direction and objectives, taking into account, among other considerations, the Company’s risk profile and related exposures, as part of this oversight the Board has delegated certain of these responsibilities to committees of the Board. The Board has delegated the responsibility for the oversight of the Company’s cybersecurity risks program to the Nominating and Corporate Governance Committee. As part of this oversight, the Nominating and Corporate Governance Committee reviews the Company’s cybersecurity program periodically, and at least annually. The Company’s CDDATO and CISO update the Nominating and Corporate Governance Committee periodically, and at least annually, and the full Board as needed, on the Company’s cybersecurity program, including with respect to particular cybersecurity threats, incidents or new developments in the Company’s risk profile. The CISO is a member of the Company’s disclosure committee, and the CPO advises the disclosure committee on cybersecurity matters on an as-needed basis. During 2023, the Board conducted a review of its overall committee structure, membership and responsibilities in an effort to enhance its oversight. As part of this review, the Board has determined that it will shift the delegation of the oversight of the Company’s cybersecurity risks program to the Audit Committee effective March 2024.

Item 2. Properties.

The Company’s principal office is an owned building complex located in Woonsocket, Rhode Island, which totals approximately one million square feet. The Company also leases office space in other locations in the U.S.

Health Care Benefits Segment

The Health Care Benefits segment’s principal office is an owned building complex located in Hartford, Connecticut, which totals approximately 1.7 million square feet. The Health Care Benefits segment also owns or leases office space in other locations in the U.S. and several other countries.

Health Services Segment

The Health Services segment includes owned or leased mail service dispensing pharmacies, call centers, on-site pharmacy stores, retail specialty pharmacy stores, specialty mail service pharmacies and primary care centers.

The Health Services segment leases 204 primary care centers across 25 states, totaling approximately 1.9 million square feet.

The Health Services segment also owns or leases office space used for administration, sales and marketing, technology and development and professional services throughout the U.S. and in Ireland.

Pharmacy & Consumer Wellness Segment

As of December 31, 2023, the Pharmacy & Consumer Wellness segment operated the following properties:

•Approximately 7,500 retail stores, of which approximately 5% were owned. Net selling space for retail stores was approximately 74.6 million square feet as of December 31, 2023.
•Approximately 1,895 retail pharmacies within retail chains, as well as approximately 30 clinics in Target Corporation (“Target”) stores;
•Owned distribution centers and leased distribution facilities throughout the U.S. totaling approximately 10.1 million square feet; and
•Branches for compounding, specialty infusion and enteral nutrition services throughout the U.S.
•Owned and leased LTC pharmacies throughout the U.S. and an owned LTC repackaging facility.

In connection with certain business dispositions completed between 1995 and 1997, the Company continues to guarantee lease obligations for 63 former stores. The Company is indemnified for these guarantee obligations by the respective initial purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information on these guarantees, see “Lease Guarantees” in Note 18 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K.

Management believes that the Company’s owned and leased facilities are suitable and adequate to meet the Company’s anticipated needs. At the end of the existing lease terms, management believes the leases can be renewed or replaced by alternative space. For additional information on the right-of-use assets and lease liabilities associated with the Company’s leases, see Note 7 ‘‘Leases’’ included in Item 8 of this 10-K.

Item 3. Legal Proceedings.

The information contained in Note 18 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

Information about our Executive Officers

The following sets forth the name, age and biographical information for each of the Registrant’s executive officers as of February 7, 2024. In each case the officer’s term of office extends to the date of the meeting of the Board following the next annual meeting of stockholders of CVS Health Corporation. Previous positions and responsibilities held by each of the executive officers over the past five years or more are indicated below:

Sreekanth K. Chaguturu, M.D., age 45, Executive Vice President and Chief Medical Officer of CVS Health Corporation since May 2022; Chief Medical Officer of CVS Caremark from September 2019 through May 2022; Chief Population Health Officer at Mass General Brigham, a non-profit hospital formerly known as Partners HealthCare, from August 2017 through August 2019; Vice President, Population Health Management at Mass General Brigham from June 2014 through August 2017. Dr. Chaguturu is also an Attending Physician at Massachusetts General Hospital and an Instructor in Internal Medicine at Harvard Medical School from July 2007 to the present.

James D. Clark, age 59, Senior Vice President - Controller and Chief Accounting Officer of CVS Health Corporation since November 2018; Vice President - Finance and Accounting of CVS Pharmacy, Inc. from September 2009 through October 2018.

Thomas F. Cowhey, age 51, Executive Vice President and Chief Financial Officer of CVS Health Corporation since January 2024; Interim Chief Financial Officer of CVS Health Corporation from October 2023 through January 2024; Senior Vice President, Corporate Finance of CVS Health Corporation from September 2023 through October 2023; Senior Vice President, Capital Markets of CVS Health Corporation from February 2022 through September 2023; and Executive Vice President and Chief Financial Officer of Surgical Partners, a large independent operator of short-stay surgical facilities, from April 2018 through February 2022.

Laurie P. Havanec, age 63, Executive Vice President and Chief People Officer of CVS Health Corporation since February 2021; Executive Vice President and Chief People Officer, Otis Worldwide Corporation, an elevator, escalator and moving walkway manufacturer, from October 2019 through January 2021; Corporate Vice President, Talent of United Technologies Corporation, a multinational manufacturing conglomerate, from April 2017 through October 2019; Vice President - Human Resources, Institution Businesses of Aetna Inc. from 2013 through March 2017. Ms. Havanec is also a member of the board of directors of American Water Works Company, Inc., a publicly traded water and wastewater utility company.

J. David Joyner, age 59, Executive Vice President of CVS Health Corporation and President of Pharmacy Services since January 2023; Strategic Business Advisor to gWell, Inc., a wellness technology company, since July 2021; Advisor to Podimetrics Inc., a health care company focused on the identification and treatment of diabetic foot ulcers since September 2020; Advisory Council to the Rawls College of Business of Texas Tech University since July 2020; Executive Vice President – Sales and Account Services, CVS Caremark for CVS Health Corporation from March 2011 through December 2019.

Brian A. Kane, age 51, Executive Vice President of CVS Health Corporation and President of Aetna since September 2023; Independent Strategic Advisor to private equity firms focused on health care services from June 2022 to September 2023; and Chief Financial Officer of Humana, Inc., a publicly traded health and well-being company, from June 2014 through May 2021.

Samrat S. Khichi, age 56, Executive Vice President, Chief Policy Officer and General Counsel of CVS Health Corporation since February 2023; Executive Vice President, Corporate Development, Public Policy, Regulatory Affairs and General Counsel of Becton Dickinson Company (“BD”), a global medical technology company, from December 2017 through February 2023; and Senior Vice President, General Counsel and Secretary of C.R. Bard, a medical technology company that was acquired from BD, from July 2014 through December 2017.

Karen S. Lynch, age 61, President and Chief Executive Officer of CVS Health Corporation since February 2021; Executive Vice President of CVS Health Corporation from November 2018 through January 2021; President of Aetna Inc. from January 2015 through January 2021; and a director of CVS Health Corporation since February 2021.

Tilak Mandadi, age 60, Executive Vice President and Chief Data, Digital and Technology Officer of CVS Health Corporation since July 2022; Chief Strategy Officer, MGM Resorts International from July 2021 through July 2022; Executive Vice President, Digital & Global Chief Technology Officer, Disney Parks, Experiences and Products from March 2013 through July 2021.

Prem S. Shah, age 44, Executive Vice President and Chief Pharmacy Officer of CVS Health Corporation since November 2021 and Co-President of Retail since January 2022; Executive Vice President, Specialty and Product Innovation, CVS Caremark

from August 2018 through November 2021; Vice President - Specialty Pharmacy, CVS Caremark from February 2013 through July 2018.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

CVS Health Corporation’s common stock is listed on the New York Stock Exchange under the symbol “CVS.”

Dividends

During 2023, 2022 and 2021, the quarterly cash dividend was $0.605, $0.55 and $0.50 per share, respectively. In December 2023, the Board authorized an increase of approximately 10% in the quarterly cash dividend to $0.665 per share effective in 2024. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividends will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

See Note 14 ‘‘Shareholders’ Equity’’ included in Item 8 of this 10-K for information regarding CVS Health Corporation’s dividends.

Holders of Common Stock

As of January 31, 2024, there were 23,098 registered holders of the registrant’s common stock according to the records maintained by the registrant’s transfer agent.

Issuer Purchases of Equity Securities

The following share repurchase programs have been authorized by the Board:

In billions Authorization Date	Authorized	Remaining as of December 31, 2023
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	4.5

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

During the years ended December 31, 2023 and 2022, the Company repurchased an aggregate of 22.8 million shares of common stock for approximately $2.0 billion and an aggregate of 34.1 million shares of common stock for approximately $3.5 billion, respectively, both pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below. During the year ended December 31, 2021, the Company did not repurchase any shares of common stock.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $3.0 billion fixed dollar ASR with Morgan Stanley & Co. LLC (“Morgan Stanley”). Upon payment of the $3.0 billion purchase price on January 4, 2024, the Company received a number of shares of CVS Health Corporation’s common stock equal to 85% of the $3.0 billion notional amount of the ASR or approximately 31.4 million shares at a price of $81.19 per share, which were placed into treasury stock in January 2024. At the conclusion of the ASR, the Company may receive additional shares representing the remaining 15% of the $3.0 billion notional amount. The ultimate number of shares the Company may receive will depend on the daily volume-weighted average price of the Company’s stock over an averaging period, less a discount. It is also possible, depending on such weighted average price, that the Company will have an obligation to Morgan Stanley which, at the Company’s option, could be settled in additional cash or by issuing shares. Under the terms of the ASR, the maximum number of shares that could be delivered to the Company is 73.9 million.

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

See Note 14 ‘‘Shareholders’ Equity’’ included in Item 8 of this 10-K for additional information regarding the Company’s share repurchases.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on CVS Health Corporation’s common stock (assuming reinvestment of dividends) with the cumulative total return on the S&P 500 Index, the S&P 500 Food and Staples Retailing Industry Group Index and the S&P 500 Healthcare Sector Group Index from December 31, 2018 through December 31, 2023. The graph assumes a $100 investment in shares of CVS Health Corporation’s common stock on December 31, 2018.

	December 31,
	2018	2019	2020	2021	2022	2023
CVS Health Corporation	$100	$117	$111	$172	$159	$139
S&P 500 (1)	100	131	156	200	164	207
S&P 500 Food & Staples Retailing Group Index (2)	100	127	148	185	166	192
S&P 500 Health Care Group Index (1) (3)	100	121	137	173	170	173
_____________________________________________
(1)Includes CVS Health Corporation.
(2)Includes eight companies (COST, DG, DLTR, KR, SYY, TGT, WBA, WMT).
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

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading health solutions company building a world of health around every consumer it serves and connecting care so that it works for people wherever they are. As of December 31, 2023, the Company had more than 9,000 retail locations, more than 1,000 walk-in medical clinics, 204 primary care medical clinics, a leading pharmacy benefits manager with approximately 108 million plan members and expanding specialty pharmacy solutions, and a dedicated senior pharmacy care business serving more than one million patients per year. The Company also serves an estimated more than 35 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is creating new sources of value through its integrated model allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

During the year ended December 31, 2023, the Company completed the acquisition of two key health care delivery assets to enhance its ability to execute on its care delivery strategy by advancing its primary care, home-based care and provider enablement capabilities. On March 29, 2023, the Company acquired Signify Health, Inc. (“Signify Health”), a leader in health risk assessments, value-based care and provider enablement services. On May 2, 2023, the Company also acquired Oak Street Health, Inc. (“Oak Street Health”), a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients. Both Signify Health and Oak Street Health are included within the Health Services segment.

In connection with its new operating model adopted in the first quarter of 2023, the Company realigned the composition of its segments to reflect how its Chief Operating Decision Maker (the “CODM”) reviews information and manages the business. The Company’s CODM is the Chief Executive Officer. As a result of this realignment, the Company formed a new Health Services segment, which in addition to providing a full range of pharmacy benefit management (“PBM”) solutions, also delivers health care services in the Company’s medical clinics, virtually, and in the home, as well as provider enablement solutions. In addition, the Company created a new Pharmacy & Consumer Wellness segment, which includes its retail and long-term care pharmacy operations and related pharmacy services, as well as its retail front store operations. This segment will also provide pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. Prior period segment financial information has been recast to conform with the current period presentation. See Note 19 ‘‘Segment Reporting’’ included in Item 8 of this 10-K for segment financial information.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” The Company sold Insured plans directly to individual consumers through the individual public health insurance exchanges (“Public Exchanges”) in 12 states as of December 31, 2023. The Company entered Public Exchanges in five additional states effective January 2024.

Overview of the Health Services Segment

The Health Services segment provides a full range of PBM solutions, delivers health care services in its medical clinics, virtually, and in the home, and offers provider enablement solutions. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. During 2023, the Company completed the acquisition of two key health care delivery assets – Signify Health, a leader in health risk assessments, value-based care and provider enablement services, and Oak Street Health, a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients. The Company also announced the launch of CordavisTM, a wholly owned subsidiary that will work directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products. The Health Services segment’s clients and customers are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, CMS, plans offered on Insurance Exchanges and other sponsors of health benefit plans throughout the U.S., patients who receive care in the Health Services segment’s medical clinics, virtually or in the home, as well as Covered Entities.

Overview of the Pharmacy & Consumer Wellness Segment

The Pharmacy & Consumer Wellness segment dispenses prescriptions in its retail pharmacies and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of December 31, 2023, the Pharmacy & Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

Overview of the Corporate/Other Segment

The Company presents the remainder of its financial results in the Corporate/Other segment, which primarily consists of:

•Management and administrative expenses to support the Company’s overall operations, which include certain aspects of executive management and the corporate relations, legal, compliance, human resources and finance departments, information technology, digital, data and analytics, as well as acquisition-related transaction and integration costs; and
•Products for which the Company no longer solicits or accepts new customers such as its large case pensions and long-term care insurance products.

COVID-19

The coronavirus disease 2019 (“COVID-19”) continues to impact the economies of the U.S. and other countries around the world. The impact of COVID-19 on the Company’s businesses, operating results, cash flows and financial condition in the years ended December 31, 2023, 2022 and 2021, as well as information regarding certain expected impacts of COVID-19 on the Company, is discussed throughout this Annual Report on Form 10-K.

Results of Operations

The following information summarizes the Company’s results of operations for 2023 compared to 2022. Financial information for the years ended December 31, 2022 and 2021 has been revised to reflect the impact of the following items, as applicable:
•The realignment of the Company’s segments to correspond with changes made to its operating model as described in Note 1 ‘‘Significant Accounting Policies’’ included in Item 8 of this Form 10-K, including the discontinuance of the former Maintenance Choice® segment reporting practice as described within the “Segment Analysis” section of this Item 7.
•The impact of the adoption of a new accounting standard related to the accounting for long-duration insurance contracts (the “long-duration insurance accounting standard”), which the Company adopted on January 1, 2023 using a modified retrospective transition method as of January 1, 2021, as described in Note 1 “Significant Accounting Policies” included in Item 8 of this Form 10-K.
•The exclusion of the impact of net realized capital gains or losses from adjusted operating income, as described within the “Segment Analysis” section of this Item 7.

For discussion of the Company’s results of operations for 2022 compared to 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations with Retrospective Adjustments” for the year ended December 31, 2022, which was revised to reflect the items noted above and is included in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 25, 2023.

Summary of Consolidated Financial Results

				Change
	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
In millions	2023	2022	2021	$	%	$	%
Revenues:
Products	$245,138	$226,616	$203,738	$18,522	8.2%	$22,878	11.2%
Premiums	99,192	85,330	76,132	13,862	16.2%	9,198	12.1%
Services	12,293	9,683	11,042	2,610	27.0%	(1,359)	(12.3)%
Net investment income	1,153	838	1,199	315	37.6%	(361)	(30.1)%
Total revenues	357,776	322,467	292,111	35,309	10.9%	30,356	10.4%
Operating costs:
Cost of products sold	217,098	196,892	175,803	20,206	10.3%	21,089	12.0%
Health care costs	86,247	71,073	64,188	15,174	21.3%	6,885	10.7%
Restructuring charges	507	—	—	507	100.0%	—	—%
Opioid litigation charges	—	5,803	—	(5,803)	(100.0)%	5,803	100.0%
Loss on assets held for sale	349	2,533	—	(2,184)	(86.2)%	2,533	100.0%
Store impairments	—	—	1,358	—	—%	(1,358)	(100.0)%
Goodwill impairment	—	—	431	—	—%	(431)	(100.0)%
Operating expenses	39,832	38,212	37,021	1,620	4.2%	1,191	3.2%
Total operating costs	344,033	314,513	278,801	29,520	9.4%	35,712	12.8%
Operating income	13,743	7,954	13,310	5,789	72.8%	(5,356)	(40.2)%
Interest expense	2,658	2,287	2,503	371	16.2%	(216)	(8.6)%
Loss on early extinguishment of debt	—	—	452	—	—%	(452)	(100.0)%
Other income	(88)	(169)	(182)	81	47.9%	13	7.1%
Income before income tax provision	11,173	5,836	10,537	5,337	91.4%	(4,701)	(44.6)%
Income tax provision	2,805	1,509	2,548	1,296	85.9%	(1,039)	(40.8)%
Net income	8,368	4,327	7,989	4,041	93.4%	(3,662)	(45.8)%
Net (income) loss attributable to noncontrolling interests	(24)	(16)	12	(8)	(50.0)%	(28)	(233.3)%
Net income attributable to CVS Health	$8,344	$4,311	$8,001	$4,033	93.6%	$(3,690)	(46.1)%

Commentary - 2023 compared to 2022

Revenues
•Total revenues increased $35.3 billion, or 10.9%, in 2023 compared to 2022. The increase in total revenues was driven by growth across all segments.
•Please see “Segment Analysis” later in this MD&A for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $1.6 billion, or 4.2%, in 2023 compared to 2022. The increase in operating expenses was primarily due to increased operating expenses to support growth in the business, operating expenses associated with Oak Street Health and Signify Health, including the amortization of acquired intangible assets, incremental investments in business operations, acquisition-related transaction and integration costs recorded in 2023 and the absence of a $250 million pre-tax gain on the sale of bswift LLC (“bswift”) and a $225 million pre-tax gain on the sale of PayFlex Holdings, Inc. (“PayFlex”) recorded in 2022. These increases were partially offset by gains from anti-trust legal settlements and the favorable impact of business initiatives in 2023.
•Operating expenses as a percentage of total revenues decreased to 11.1% in 2023 compared to 11.8% in 2022. The decrease in operating expenses as a percentage of total revenues was primarily due to the increases in total revenues described above.
•Please see “Segment Analysis” later in this MD&A for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income increased $5.8 billion, or 72.8%, in 2023 compared to 2022. The increase in operating income was primarily driven by the absence of $5.8 billion of opioid litigation charges recorded in 2022 and increases in the Pharmacy & Consumer Wellness segment, primarily driven by the absence of a $2.5 billion loss on assets held for sale recorded in 2022 related to the write-down of the Company’s Omnicare® long-term care business (“LTC business”) which was partially offset by continued pharmacy reimbursement pressure and decreased COVID-19 vaccinations and diagnostic testing compared to 2022, as well as an increase in the Health Services segment. These increases in operating income were partially offset by declines in the Health Care Benefits segment, including the absence of the $250 million pre-tax gain on the sale of bswift and the $225 million pre-tax gain on the sale of PayFlex recorded in 2022, as well as the restructuring charges and acquisition-related transaction and integration costs recorded in 2023.
•Please see “Segment Analysis” later in this MD&A for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense increased $371 million, or 16.2%, in 2023 compared to 2022, due to higher debt in the year ended December 31, 2023 to fund the acquisitions of Signify Health and Oak Street Health. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision
•The Company’s effective income tax rate decreased to 25.1% in 2023 compared to 25.9% in the prior year. The decrease was primarily due to the absence of certain nondeductible legal charges and basis differences on the sale of bswift and PayFlex in 2022. These decreases were partially offset by the absence of the impact of certain discrete tax items concluded in 2022.

Outlook

The Company believes you should consider the following key business and regulatory trends and uncertainties:

Key Business Trends and Uncertainties

•Membership enrollment in Medicare Advantage plans exceeded expectations.
•Utilization, particularly in Medicare Advantage programs, persisted at elevated levels into the end of 2023. At this time, the level of continued utilization is difficult to accurately predict.
•The Company expects growth in its new Cordavis, Oak Street Health and Signify Health businesses.
•Competitive pressures in the PBM industry have caused the Company to continue to share with clients a larger portion of rebates, fees and/or discounts received from pharmaceutical manufacturers. In addition, marketplace dynamics and regulatory changes have limited the Company’s ability to offer plan sponsors pricing that includes retail network “differential” or “spread.” The Company expects these trends to continue.
•Competitive pressures in the retail pharmacy industry are increasing, resulting in aggressive generic pricing programs, the growth of discount cards and increased utilization of digital commerce.
•Future costs are influenced by a number of factors including competitive demand for products and services, legislative and regulatory considerations, and labor and other market dynamics, including inflation. We evaluate and adjust our approach in each of the markets we serve, considering all relevant factors.
•The Company expects benefits from enterprise-wide cost savings initiatives and investments in efficiencies, which aim to reduce the Company’s operating cost structure in a way that improves the consumer experience and is sustainable.

Key Regulatory Trends and Uncertainties

•The Company is exposed to funding and regulation of, and changes in government policy with respect to and/or funding or regulation of, the various Medicare programs in which the Company participates, including changes in the amounts payable to us under those programs and/or new reforms or surcharges on existing programs, including changes to applicable risk adjustment mechanisms.
•Legislation and/or regulations seeking to regulate PBM activities in a comprehensive manner have been proposed or enacted in a majority of states and on the federal level. This legislative and regulatory activity could adversely affect the Company’s ability to conduct business on commercially reasonable terms and the Company’s ability to standardize its PBM products and services across state lines.

For additional information regarding these and other trends and uncertainties, see Item 1A, “Risk Factors” and Part I, Item 1 “Business - Government Regulation.”

Segment Analysis

The following discussion of segment operating results is presented based on the Company’s reportable segments in accordance with the accounting guidance for segment reporting and is consistent with the segment disclosure in Note 19 ‘‘Segment Reporting’’ included in Item 8 of this 10-K.

The Company has three operating segments, Health Care Benefits, Health Services and Pharmacy & Consumer Wellness, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the CODM evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income. Adjusted operating income is defined as operating income as measured by accounting principles generally accepted in the United States of America (“GAAP”) excluding the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. Effective for the first quarter of 2023, adjusted operating income also excludes the impact of net realized capital gains or losses. See the reconciliations of operating income (GAAP measure) to adjusted operating income below for further context regarding the items excluded from operating income in determining adjusted operating income. The Company uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

Segment financial information for the years ended December 31, 2022 and 2021 has been revised to conform with the current period presentation for the following items:
•The realignment of the Company’s segments to correspond with changes made to its operating model as described in Note 1 ‘‘Significant Accounting Policies’’ included in Item 8 of this 10-K, including the discontinuance of the former Maintenance Choice segment reporting practice as described in Note (2) of the table included on the next page.
•The impact of the adoption of the long-duration insurance accounting standard, which the Company adopted on January 1, 2023 using a modified retrospective transition method as of January 1, 2021, as described in Note 1 “Significant Accounting Policies” included in Item 8 of this 10-K.
•The exclusion of the impact of net realized capital gains or losses from adjusted operating income, as described above.

The impact of these items on segment financial information for the years ended December 31, 2022 and 2021 is reflected in the “Adjustments” lines of the table included on the next page.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
2023
Total revenues	$105,646	$186,843	$116,763	$451	$(51,927)	$357,776
Adjusted operating income (loss)	5,577	7,312	5,963	(1,318)	—	17,534
2022
Total revenues, as previously reported	$91,409	$169,236	$106,594	$530	$(45,302)	$322,467
Adjustments	(59)	340	2,002	—	(2,283)	—
Total revenues, as adjusted	$91,350	$169,576	$108,596	$530	$(47,585)	$322,467
Adjusted operating income (loss), as previously reported	$5,984	$7,356	$6,705	$(1,785)	$(728)	$17,532
Adjustments	354	(575)	(174)	172	728	505
Adjusted operating income (loss), as adjusted	$6,338	$6,781	$6,531	$(1,613)	$—	$18,037
2021
Total revenues, as previously reported	$82,186	$153,022	$100,105	$721	$(43,923)	$292,111
Adjustments	(67)	870	1,515	—	(2,318)	—
Total revenues, as adjusted	$82,119	$153,892	$101,620	$721	$(46,241)	$292,111
Adjusted operating income (loss), as previously reported	$5,012	$6,859	$7,623	$(1,471)	$(711)	$17,312
Adjustments	98	(367)	(363)	(164)	711	(85)
Adjusted operating income (loss), as adjusted	$5,110	$6,492	$7,260	$(1,635)	$—	$17,227
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $13.7 billion, $12.6 billion and $11.6 billion of retail co-payments for 2023, 2022 and 2021, respectively. See Note 1 ‘‘Significant Accounting Policies’’ included in Item 8 of this 10-K for additional information about retail co-payments.
(2)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Health Services segment, and/or the Pharmacy & Consumer Wellness segment. Prior to January 1, 2023, intersegment adjusted operating income eliminations occurred when members of the Health Services segment's clients enrolled in Maintenance Choice® elected to pick up maintenance prescriptions at one of the Company’s retail pharmacies instead of receiving them through the mail. When this occurred, both the Health Services and Pharmacy & Consumer Wellness segments recorded the adjusted operating income on a stand-alone basis. Effective January 1, 2023, the adjusted operating income associated with such transactions is reported only in the Pharmacy & Consumer Wellness segment, therefore no adjusted operating income elimination is required. Segment financial information has been recast to reflect this change.

The following are reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income (loss) to segment adjusted operating income (loss):

	Year Ended December 31, 2023
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$3,949	$6,842	$5,349	$(2,397)	$13,743
Amortization of intangible assets (1)	1,177	465	260	3	1,905
Net realized capital losses (2)	402	—	5	90	497
Acquisition-related transaction and integration costs (3)	—	—	—	487	487
Restructuring charges (4)	—	—	—	507	507
Office real estate optimization charges (5)	49	5	—	(8)	46
Loss on assets held for sale (6)	—	—	349	—	349
Adjusted operating income (loss)	$5,577	$7,312	$5,963	$(1,318)	$17,534

	Year Ended December 31, 2022
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$5,270	$6,612	$3,560	$(7,488)	$7,954
Amortization of intangible assets (1)	1,180	167	435	3	1,785
Net realized capital losses (2)	225	—	44	51	320
Office real estate optimization charges (5)	97	2	—	18	117
Loss on assets held for sale (6)	41	—	2,492	—	2,533
Opioid litigation charges (7)	—	—	—	5,803	5,803
Gain on divestiture of subsidiaries (8)	(475)	—	—	—	(475)
Adjusted operating income (loss)	$6,338	$6,781	$6,531	$(1,613)	$18,037

	Year Ended December 31, 2021
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$3,662	$6,293	$4,984	$(1,629)	$13,310
Amortization of intangible assets (1)	1,527	199	504	3	2,233
Net realized capital gains (2)	(18)	—	(17)	(141)	(176)
Acquisition-related integration costs (3)	—	—	—	132	132
Store impairments (9)	—	—	1,358	—	1,358
Goodwill impairment (10)	—	—	431	—	431
Acquisition purchase price adjustment outside of measurement period (11)	(61)	—	—	—	(61)
Adjusted operating income (loss)	$5,110	$6,492	$7,260	$(1,635)	$17,227
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
(2)The Company’s net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of insurance liabilities. Net realized capital gains and losses are reflected in the consolidated statements of operations in net investment income within each segment. These capital gains and losses are the result of investment decisions, market conditions and other economic developments that are unrelated to the performance of the Company’s business, and the amount and timing of these capital gains and losses do not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Accordingly, the Company believes excluding net realized capital gains and losses enhances the Company’s and investors’ ability to compare the Company’s past financial performance with its current performance and to analyze underlying business performance and trends.
(3)In 2023, the acquisition-related transaction and integration costs relate to the acquisitions of Signify Health and Oak Street Health. In 2021, the acquisition-related integration costs relate to the acquisition (“the Aetna Acquisition”) of Aetna Inc. (“Aetna”). The acquisition-related transaction and integration costs are reflected in the Company’s GAAP consolidated statements of operations in operating expenses within the Corporate/Other segment.
(4)In 2023, the restructuring charges are primarily comprised of severance and employee-related costs, asset impairment charges and a stock-based compensation charge. During the second quarter of 2023, the Company developed an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with the development of this plan and the recently completed acquisitions of Signify Health and Oak Street Health, the Company also conducted a strategic review of its various transformation initiatives and determined that it would terminate certain initiatives. The restructuring charges are reflected within the Corporate/Other segment.
(5)In 2023 and 2022, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the planned reduction of corporate office real estate space in response to the Company’s new flexible work arrangement. The office real estate optimization charges are reflected in the Company’s GAAP consolidated statements of operations in operating expenses within the Health Care Benefits, Corporate/Other and Health Services segments.
(6)In 2023 and 2022, the loss on assets held for sale relates to the LTC reporting unit within the Pharmacy & Consumer Wellness segment. During 2022, the Company determined that its LTC business was no longer a strategic asset and committed to a plan to sell it, at which time the LTC business met the criteria for held-for-sale accounting and its net assets were accounted for as assets held for sale. The carrying value of the LTC business was determined to be greater than its estimated fair value less costs to sell and, accordingly, the Company recorded a loss on assets held for sale during 2022. During the first quarter of 2023, a loss on assets held for sale was recorded to write down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflected its estimated fair value less costs to sell. As of September 30, 2023, the Company determined the LTC business no longer met the criteria for held-for-sale accounting and, accordingly, the net assets associated with the LTC business were reclassified to held and used at their respective fair values. During 2022, the loss on assets held for sale also relates to the Company’s international health care business domiciled in Thailand (“Thailand business”), which was included in the Commercial Business reporting unit in the Health Care Benefits segment. The sale of the Thailand business closed in the second quarter of 2022, and the ultimate loss on the sale was not material.
(7)In 2022, the opioid litigation charges relate to agreements to resolve substantially all opioid claims against the Company by certain states and governmental entities. The opioid litigation charges are reflected within the Corporate/Other segment.
(8)In 2022, the gain on divestiture of subsidiaries represents the pre-tax gain on the sale of bswift, which the Company sold in November 2022, and the pre-tax gain on the sale of PayFlex, which the Company sold in June 2022. The gains on divestitures are reflected as a reduction of operating expenses in the Company’s GAAP consolidated statement of operations within the Health Care Benefits segment.
(9)In 2021, the store impairment charge relates to the write down of operating lease right-of-use assets and property and equipment in connection with the planned closure of approximately 900 retail stores between 2022 and 2024. The store impairment charge is reflected within the Pharmacy & Consumer Wellness segment.
(10)In 2021, the goodwill impairment charge relates to an impairment of the remaining goodwill of the LTC reporting unit within the Pharmacy & Consumer Wellness segment.
(11)In 2021, the Company received $61 million related to a purchase price working capital adjustment for an acquisition completed during the first quarter of 2020. The resolution of this matter occurred subsequent to the acquisition accounting measurement period and is reflected in the Company’s GAAP consolidated statement of operations as a reduction of operating expenses within the Health Care Benefits segment.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
In millions, except percentages and basis points (“bps”)	2023	2022	2021	$	%	$	%
Revenues:
Premiums	$99,144	$85,274	$76,064	$13,870	16.3%	$9,210	12.1%
Services	5,737	5,600	5,469	137	2.4%	131	2.4%
Net investment income	765	476	586	289	60.7%	(110)	(18.8)%
Total revenues	105,646	91,350	82,119	14,296	15.6%	9,231	11.2%
Health care costs	85,504	71,473	64,531	14,031	19.6%	6,942	10.8%
MBR (Health care costs as a % of premium revenues)	86.2%	83.8%	84.8%	240	bps	(100)	bps
Loss on assets held for sale	$—	$41	$—	$(41)	(100.0)%	$41	100.0%
Operating expenses	16,193	14,566	13,926	1,627	11.2%	640	4.6%
Operating expenses as a % of total revenues	15.3%	15.9%	17.0%
Operating income	$3,949	$5,270	$3,662	$(1,321)	(25.1)%	$1,608	43.9%
Operating income as a % of total revenues	3.7%	5.8%	4.5%
Adjusted operating income (1)	$5,577	$6,338	$5,110	$(761)	(12.0)%	$1,228	24.0%
Adjusted operating income as a % of total revenues	5.3%	6.9%	6.2%
Premium revenues (by business):
Government	$70,094	$63,141	$55,739	$6,953	11.0%	$7,402	13.3%
Commercial	29,050	22,133	20,325	6,917	31.3%	1,808	8.9%
_____________________________________________
(1)See “Segment Analysis” above in this MD&A for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Health Care Benefits segment, which represents the Company’s principal measure of segment performance.

Commentary - 2023 compared to 2022

Revenues
•Total revenues increased $14.3 billion, or 15.6%, in 2023 compared to 2022 driven by growth across all product lines.

Medical Benefit Ratio
•Medical benefit ratio is calculated as health care costs divided by premium revenues and represents the percentage of premium revenues spent on medical benefits for the Company’s Insured members. Management uses MBR to assess the underlying business performance and underwriting of its insurance products, understand variances between actual results and expected results and identify trends in period-over-period results. MBR provides management and investors with information useful in assessing the operating results of the Company’s Insured Health Care Benefits products.
•The MBR increased from 83.8% to 86.2% in 2023 compared to the prior year primarily driven by increased utilization in Medicare Advantage, including outpatient and supplemental benefits, when compared with pandemic influenced utilization levels in the prior year, as well as Commercial and Medicaid trends returning to normalized levels, consistent with pricing expectations.

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

•Operating expenses increased $1.6 billion, or 11.2%, in 2023 compared to 2022. The increase in operating expenses was primarily driven by increased operating expenses to support the growth across all product lines described above, incremental investments in the business, including investments in service capabilities and member experience, as well as the absence of a $250 million pre-tax gain on the sale of bswift and a $225 million pre-tax gain on the sale of PayFlex recorded in the prior year.
•Operating expenses as a percentage of total revenues decreased to 15.3% in 2023 compared to 15.9% in 2022. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues described above.

Adjusted operating income
•Adjusted operating income decreased $761 million, or 12.0%, in 2023 compared to 2022. The decrease in adjusted operating income was primarily driven by increased utilization in Medicare Advantage when compared with pandemic influenced utilization levels in the prior year, as well as incremental investments in the business, including investments in service capabilities and member experience. These decreases were partially offset by higher net investment income in 2023 compared to 2022.

The following table summarizes the Health Care Benefits segment’s medical membership as of December 31, 2023 and 2022:

	2023			2022
In thousands	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	4,252	14,087	18,339	3,136	13,896	17,032
Medicare Advantage	3,460	—	3,460	3,270	—	3,270
Medicare Supplement	1,343	—	1,343	1,363	—	1,363
Medicaid	2,073	444	2,517	2,234	497	2,731
Total medical membership	11,128	14,531	25,659	10,003	14,393	24,396

Supplemental membership information:
Medicare Prescription Drug Plan (standalone)			6,081			6,128

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
•Medical membership as of December 31, 2023 of 25.7 million increased 1.3 million members compared with December 31, 2022, reflecting increases in the Commercial and Medicare product lines, including an increase of 1.3 million members related to the individual exchange business within the Commercial product line. These increases were partially offset by a decline in the Medicaid product line, primarily attributable to the resumption of Medicaid redeterminations following the expiration of the PHE.

Medicare Update
On March 31, 2023, CMS issued its final notice detailing final 2024 Medicare Advantage payment rates. Final 2024 Medicare Advantage rates resulted in an expected average decrease in revenue for the Medicare Advantage industry of 1.12%, excluding the CMS estimate of Medicare Advantage risk score trend. On January 31, 2024, CMS issued an advance notice detailing proposed 2025 Medicare Advantage payment rates. The 2025 Medicare Advantage rates, if finalized as proposed, will result in an expected average decrease in revenue for the Medicare Advantage industry of 0.16%, excluding the CMS estimate of Medicare Advantage risk score trend. CMS intends to publish the final 2025 rate announcement no later than April 1, 2024.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of four or higher (out of five) to qualify for bonus payments. CMS released the Company’s 2024 star ratings in October 2023. The Company’s 2024 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2025.

On October 13, 2023, CMS released its 2024 star ratings for Medicare Advantage and PDPs. Based on the 2024 star ratings, which will impact total revenues in 2025, the percentage of Aetna Medicare Advantage members in 4+ star plans is expected to return to 87% based on the Company’s membership as of December 2023, as compared to the unmitigated 21% in the prior year. The main driver of this increase was a half star improvement in the Aetna National preferred provider organization (“PPO”) plan, which increased from 3.5 stars to 4.0 stars. As previously discussed, the decline in membership in 4+ star plans for payment year 2024 resulted in a mitigated 2024 headwind of approximately $800 million to $1.0 billion, which was primarily driven by the decrease of the Aetna National PPO plan from 4.5 stars to 3.5 stars. Based on the increase in membership in 4+ star plans for payment year 2025, the Company now expects to be eligible for bonus payments in 2025 that will recover the majority of the 2024 revenue decrease described above. The Company expects to prudently reinvest a portion of this net improvement into its business.

Health Services Segment

The following table summarizes the Health Services segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
In millions, except percentages	2023	2022	2021	$	%	$	%
Revenues:
Products	$180,608	$167,019	$150,799	$13,589	8.1%	$16,220	10.8%
Services	6,236	2,557	3,093	3,679	143.9%	(536)	(17.3)%
Net investment income (loss)	(1)	—	—	(1)	(100.0)%	—	—%
Total revenues	186,843	169,576	153,892	17,267	10.2%	15,684	10.2%
Cost of products sold	175,424	160,738	145,355	14,686	9.1%	15,383	10.6%
Health care costs	1,607	—	—	1,607	100.0%	—	—%
Operating expenses	2,970	2,226	2,244	744	33.4%	(18)	(0.8)%
Operating expenses as a % of total revenues	1.6%	1.3%	1.5%
Operating income	$6,842	$6,612	$6,293	$230	3.5%	319	5.1%
Operating income as a % of total revenues	3.7%	3.9%	4.1%
Adjusted operating income (1)	$7,312	$6,781	$6,492	$531	7.8%	289	4.5%
Adjusted operating income as a % of total revenues	3.9%	4.0%	4.2%
Revenues (by distribution channel):
Pharmacy network (2)	$112,718	$102,968	$96,834	$9,750	9.5%	6,134	6.3%
Mail & specialty (3)	67,992	63,825	53,812	4,167	6.5%	10,013	18.6%
Other	6,134	2,783	3,246	3,351	120.4%	(463)	(14.3)%
Net investment income (loss)	(1)	—	—	(1)	(100.0)%	—	—%
Pharmacy claims processed (4)	2,344.3	2,335.1	2,242.6	9.2	0.4%	92.5	4.1%
Generic dispensing rate (4)	87.6%	87.4%	86.8%
_____________________________________________
(1)See “Segment Analysis” above in this MD&A for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Health Services segment, which represents the Company’s principal measure of segment performance.
(2)Pharmacy network revenues relate to claims filled at retail and specialty retail pharmacies, including the Company’s retail pharmacies and LTC pharmacies. Effective January 1, 2023, pharmacy network revenues also include activity associated with Maintenance Choice, which permits eligible client plan members to fill their maintenance prescriptions through mail order delivery or at a CVS pharmacy retail store for the same price as mail order. Maintenance Choice activity was previously reflected in mail & specialty revenues. Segment financial information has been revised to reflect these changes.
(3)Mail & specialty revenues relate to specialty mail claims inclusive of Specialty Connect® claims picked up at a retail pharmacy, as well as mail order and specialty claims fulfilled by the Pharmacy & Consumer Wellness segment. Effective January 1, 2023, mail & specialty revenues exclude Maintenance Choice activity, which is now reported within pharmacy network revenues. Segment financial information has been revised to reflect these changes.
(4)Includes an adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

Commentary - 2023 compared to 2022

Revenues
•Total revenues increased $17.3 billion, or 10.2%, in 2023 compared to 2022. The increase was primarily driven by pharmacy drug mix, growth in specialty pharmacy, brand inflation and the acquisitions of Oak Street Health and Signify Health. These increases were partially offset by continued pharmacy client price improvements.

Operating expenses
•Operating expenses in the Health Services segment include selling, general and administrative expenses; and depreciation and amortization expense.

•Operating expenses increased $744 million, or 33.4%, in 2023 compared to 2022. The increase was primarily driven by operating expenses associated with Oak Street Health and Signify Health, including the amortization of acquired intangible assets.
•Operating expenses as a percentage of total revenues increased to 1.6% in 2023 compared to 1.3% in 2022. The increase in operating expenses as a percentage of total revenues was primarily due to the increases in operating expenses associated with Oak Street Health and Signify Health.

Adjusted operating income
•Adjusted operating income increased $531 million, or 7.8%, in 2023 compared to 2022. The increase in adjusted operating income was primarily driven by improved purchasing economics, including increased contributions from the products and services of the Company’s group purchasing organization, as well as growth in specialty pharmacy, including increased contributions from specialty generics. These increases were partially offset by continued pharmacy client price improvements.
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
•The Company’s pharmacy claims processed increased slightly on a 30-day equivalent basis in 2023 compared to 2022 primarily driven by net new business and increased utilization. These increases were largely offset by the impact of a Medicaid customer contract change that occurred during the second quarter of 2023 and a decrease in COVID-19 vaccinations.

Generic dispensing rate
•Generic dispensing rate is calculated by dividing the Health Services segment’s generic claims processed by its total claims processed. Management uses this metric to evaluate the effectiveness of the business at encouraging the use of generic drugs when they are available and clinically appropriate, which aids in decreasing costs for client members and retail customers. This metric provides management and investors with information useful in understanding trends in segment total revenues and operating results.
•The Health Services segment’s generic dispensing rate increased to 87.6% in 2023 compared to 87.4% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in COVID-19 vaccinations in 2023 compared to 2022, largely offset by an increase in glucagon-like peptide 1 (“GLP-1”) pharmacy claims in 2023 compared to 2022. Excluding the impact of COVID-19 vaccinations, the segment’s generic dispensing rate was 87.9% and 88.3% in 2023 and 2022, respectively.

Pharmacy & Consumer Wellness Segment

The following table summarizes the Pharmacy & Consumer Wellness segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
In millions, except percentages	2023	2022	2021	$	%	$	%
Revenues:
Products	$113,976	$104,878	$96,852	$9,098	8.7%	$8,026	8.3%
Services	2,792	3,762	4,751	(970)	(25.8)%	(989)	(20.8)%
Net investment income (loss)	(5)	(44)	17	39	88.6%	(61)	(358.8)%
Total revenues	116,763	108,596	101,620	8,167	7.5%	6,976	6.9%
Cost of products sold	91,447	82,063	75,082	9,384	11.4%	6,981	9.3%
Loss on assets held for sale	349	2,492	—	(2,143)	(86.0)%	2,492	100.0%
Store impairments	—	—	1,358	—	—%	(1,358)	(100.0)%
Goodwill impairment	—	—	431	—	—%	(431)	(100.0)%
Operating expenses	19,618	20,481	19,765	(863)	(4.2)%	716	3.6%
Operating expenses as a % of total revenues	16.8%	18.9%	19.4%
Operating income	$5,349	$3,560	$4,984	$1,789	50.3%	$(1,424)	(28.6)%
Operating income as a % of total revenues	4.6%	3.3%	4.9%
Adjusted operating income (1)	$5,963	$6,531	$7,260	$(568)	(8.7)%	$(729)	(10.0)%
Adjusted operating income as a % of total revenues	5.1%	6.0%	7.1%
Revenues (by major goods/service lines):
Pharmacy	$92,111	$83,480	$77,886	$8,631	10.3%	$5,594	7.2%
Front Store	22,458	22,780	21,315	(322)	(1.4)%	1,465	6.9%
Other	2,199	2,380	2,402	(181)	(7.6)%	(22)	(0.9)%
Net investment income (loss)	(5)	(44)	17	39	88.6%	(61)	(358.8)%
Prescriptions filled (2)	1,649.1	1,625.4	1,589.7	23.7	1.5%	35.7	2.2%
Same store sales increase: (3)
Total	10.7%	9.1%	9.0%
Pharmacy	13.6%	9.5%	9.3%
Front Store	0.3%	7.8%	8.1%
Prescription volume (2)	3.9%	4.0%	9.3%
Generic dispensing rate (2)	88.4%	87.4%	85.7%
_____________________________________________
(1)See “Segment Analysis” above in this MD&A for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Pharmacy & Consumer Wellness segment, which represents the Company’s principal measure of segment performance.
(2)Includes an adjustment to convert 90‑day prescriptions to the equivalent of three 30‑day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.
(3)Same store sales and prescription volume represent the change in revenues and prescriptions filled in the Company’s retail pharmacy stores that have been operating for greater than one year, expressed as a percentage that indicates the increase or decrease relative to the comparable prior period. Same store metrics exclude revenues and prescriptions from LTC and infusion services operations. Effective January 1, 2023, same store sales also include digital sales initiated online or through mobile applications and fulfilled through the Company’s distribution centers. Segment financial information has been revised to reflect these changes. Management uses these metrics to evaluate the performance of existing stores on a comparable basis and to inform future decisions regarding existing stores and new locations. Same-store metrics provide management and investors with information useful in understanding the portion of current revenues and prescriptions resulting from organic growth in existing locations versus the portion resulting from opening new stores.

Commentary - 2023 compared to 2022

Revenues
•Total revenues increased $8.2 billion, or 7.5%, in 2023 compared to 2022. The increase was primarily driven by pharmacy drug mix, increased prescription volume, brand inflation and increased contributions from vaccinations. These increases were partially offset by the impact of recent generic introductions, continued pharmacy reimbursement pressure, a decrease in store count and decreased contributions from COVID-19 OTC test kits and diagnostic testing.
•Pharmacy same store sales increased 13.6% in 2023 compared to 2022. The increase was primarily driven by pharmacy drug mix, the 3.9% increase in pharmacy same store prescription volume on a 30-day equivalent basis and brand inflation. These increases were partially offset by the impact of recent generic introductions and continued pharmacy reimbursement pressure.
•Front store same store sales increased slightly in 2023 compared to 2022 primarily driven by increased beauty and personal care product sales, largely offset by decreased sales of COVID-19 OTC test kits and general merchandise.
•Other revenues decreased 7.6% in 2023 compared to 2022. The decrease was primarily due to decreased COVID-19 diagnostic testing in 2023 compared to the prior year.

Loss on assets held for sale
•During 2023 and 2022, the Company recorded losses on assets held for sale of $349 million and $2.5 billion, respectively, related to the write-down of its LTC business. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ included in Item 8 of this 10-K for additional information.

Operating expenses
•Operating expenses in the Pharmacy & Consumer Wellness segment include payroll, employee benefits and occupancy costs associated with the segment’s stores and pharmacy fulfillment operations; selling expenses; advertising expenses; depreciation and amortization expense and certain administrative expenses.
•Operating expenses decreased $863 million, or 4.2%, in 2023 compared to 2022. The decrease was primarily due to the decrease in store count, lower expenses associated with COVID-19 vaccination administration compared to the prior year, gains from anti-trust legal settlements recorded in 2023 and a decrease in intangible asset amortization expense.
•Operating expenses as a percentage of total revenues decreased to 16.8% in 2023 compared to 18.9% in 2022. The decrease in operating expenses as a percentage of total revenues was primarily driven by the increases in total revenues and decreases in operating expenses described above.

Adjusted operating income
•Adjusted operating income decreased $568 million, or 8.7%, in 2023 compared to 2022. The decrease in adjusted operating income was primarily driven by continued pharmacy reimbursement pressure and decreased COVID-19 vaccinations and diagnostic testing. These decreases were partially offset by increased prescription volume, improved generic drug purchasing and lower operating expenses in 2023.
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
•Prescriptions filled increased 1.5% on a 30-day equivalent basis in 2023 compared to 2022 primarily driven by increased utilization, partially offset by a decrease in COVID-19 vaccinations and the decrease in store count. Excluding the impact of COVID-19 vaccinations, prescriptions filled increased 2.5% on a 30-day equivalent basis in 2023 compared to 2022.

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
•The Pharmacy & Consumer Wellness segment’s generic dispensing rate increased to 88.4% in 2023 compared to 87.4% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by a decrease in COVID-19 vaccinations in 2023 compared to 2022, largely offset by an increase in GLP-1 pharmacy claims in 2023 compared to 2022. Excluding the impact of COVID-19 vaccinations, the segment’s total generic dispensing rate was 89.0% in both 2023 and 2022.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
In millions, except percentages	2023	2022	2021	$	%	$	%
Revenues:
Premiums	$48	$56	$68	$(8)	(14.3)%	$(12)	(17.6)%
Services	9	68	57	(59)	(86.8)%	11	19.3%
Net investment income	394	406	596	(12)	(3.0)%	(190)	(31.9)%
Total revenues	451	530	721	(79)	(14.9)%	(191)	(26.5)%
Cost of products sold	1	42	37	(41)	(97.6)%	5	13.5%
Health care costs	210	249	271	(39)	(15.7)%	(22)	(8.1)%
Restructuring charges	507	—	—	507	100.0%	—	—%
Opioid litigation charges	—	5,803	—	(5,803)	(100.0)%	5,803	100.0%
Operating expenses	2,130	1,924	2,042	206	10.7%	(118)	(5.8)%
Operating loss	(2,397)	(7,488)	(1,629)	5,091	68.0%	(5,859)	(359.7)%
Adjusted operating loss (1)	(1,318)	(1,613)	(1,635)	295	18.3%	22	1.3%
_____________________________________________
(1)See “Segment Analysis” above in this MD&A for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - 2023 compared to 2022

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues decreased $79 million, or 14.9%, in 2023 compared to 2022. The decrease was primarily driven by a decrease in services revenues as well as a decline in net investment income, which decreased due to increased realized capital losses in 2023 compared to 2022, partially offset by favorable average investment yields in 2023 compared to 2022.

Restructuring charges
•During 2023, the Company recorded $507 million in pre-tax restructuring charges, comprised of $344 million of severance and employee-related costs associated with corporate workforce optimization, $152 million of asset impairment charges and an $11 million stock-based compensation charge associated with the impacted employees. See Note 3 ‘‘Restructuring Program’’ included in Item 8 of this 10-K for additional information.

Opioid litigation charges
•During 2022, the Company recorded $5.8 billion of opioid litigation charges. See Note 18 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K for additional information.

Adjusted operating loss
•Adjusted operating loss decreased $295 million, or 18.3%, in 2023 compared to 2022 primarily driven by decreased operating expenses associated with the termination of certain transformation initiatives.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of December 31, 2023, the Company had approximately $8.2 billion in cash and cash equivalents, approximately $735 million of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash for the years ended December 31, 2023, 2022 and 2021 was as follows:

				Change
	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
In millions	2023	2022	2021	$	%	$	%
Net cash provided by operating activities	$13,426	$16,177	$18,265	$(2,751)	(17.0)%	$(2,088)	(11.4)%
Net cash used in investing activities	(20,889)	(5,047)	(5,261)	(15,842)	(313.9)%	214	4.1%
Net cash provided by (used in) financing activities	2,683	(10,516)	(11,356)	13,199	125.5%	840	7.4%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,780)	$614	$1,648	$(5,394)	(878.5)%	$(1,034)	(62.7)%

Commentary - 2023 compared to 2022

•Net cash provided by operating activities decreased by $2.8 billion in 2023 compared to 2022 primarily due to the timing of payments and receipts, partially offset by lower inventory purchases.
•Net cash used in investing activities increased by $15.8 billion in 2023 compared to 2022 primarily due to the acquisitions of Oak Street Health in May 2023 and Signify Health in March 2023. In addition, cash used in investing activities reflected the following activity:
•Gross capital expenditures remained relatively consistent at approximately $3.0 billion and $2.7 billion in 2023 and 2022, respectively. During 2023, approximately 74% of the Company’s total capital expenditures were for technology, digital and other strategic initiatives and 26% were for store, fulfillment and support facilities expansion and improvements.
•Net cash provided by financing activities was $2.7 billion in 2023 compared to net cash used in financing activities of $10.5 billion in 2022. The change in cash provided by (used in) financing activities primarily related to proceeds from the issuance of approximately $10.9 billion of long-term senior notes in 2023 and reflects lower repayments of long-term debt and lower share repurchases in 2023 compared to the prior year.

Included in net cash used in investing activities for the years ended December 31, 2023, 2022 and 2021 was the following store development activity: (1)

	2023	2022	2021
Total stores (beginning of year)	9,674	9,939	9,962
New and acquired stores (2)	39	41	58
Closed stores (2)	(318)	(306)	(81)
Total stores (end of year)	9,395	9,674	9,939
Relocated stores (2)	5	4	17
_____________________________________________
(1)Includes retail drugstores and pharmacies within retail chains, primarily in Target Corporation (“Target”) stores.
(2)Relocated stores are not included in new and acquired stores or closed stores totals.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company had $200 million of commercial paper outstanding at a weighted average interest rate of 4.31% as of December 31, 2023. The Company did not have any commercial paper outstanding as of December 31, 2022. In connection with its commercial paper program, the Company maintains a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2025, a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2026, and a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2027. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of December 31, 2023 and 2022, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

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

Federal Home Loan Bank of Boston (“FHLBB”)
A subsidiary of the Company is a member of the FHLBB. As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of December 31, 2023 was approximately $1.0 billion. At both December 31, 2023 and 2022, there were no outstanding advances from the FHLBB.

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

Oak Street Health Convertible Notes
Prior to the Oak Street Health acquisition, Oak Street Health held 0% convertible senior notes with an aggregate principal amount of $920 million (the “Convertible Notes”), which were assumed by the Company in connection with the Oak Street Health acquisition. The Oak Street Health acquisition constituted a fundamental change in the Convertible Notes giving the holders the right to require the Company to repurchase the Convertible Notes. The repurchase price was an amount in cash equal to 100% of the principal amount of the Convertible Notes. On May 31, 2023, the Company issued a notice of repurchase to the holders of the Convertible Notes. In connection with this notice, $917 million of the Convertible Notes were submitted for repurchase and settled on July 21, 2023. Substantially all of the remaining $3 million of the Convertible Notes were submitted for repurchase and settled on October 20, 2023.

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

See Note 10 ‘‘Borrowings and Credit Agreements’’ included in Item 8 of this 10-K for additional information about debt issuances and debt repayments.

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

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes (see Note 10 ‘‘Borrowings and Credit Agreements’’ included in Item 8 of this 10-K) contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of December 31, 2023, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of December 31, 2023, the Company’s long-term debt was rated “Baa2” by Moody’s Investors Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Stable” by both Moody’s and S&P. In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Programs

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

The following share repurchase programs have been authorized by the Board:

In billions Authorization Date	Authorized	Remaining as of December 31, 2023
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	4.5

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

During the years ended December 31, 2023 and 2022, the Company repurchased an aggregate of 22.8 million shares of common stock for approximately $2.0 billion and an aggregate of 34.1 million shares of common stock for approximately $3.5 billion, respectively, both pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below. During the year ended December 31, 2021, the Company did not repurchase any shares of common stock.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $3.0 billion fixed dollar ASR with Morgan Stanley & Co. LLC (“Morgan Stanley”). Upon payment of the $3.0 billion purchase price on January 4, 2024, the Company received a number of shares of CVS Health Corporation’s common stock equal to 85% of the $3.0 billion notional amount of the ASR or approximately 31.4 million shares at a price of $81.19 per share, which were placed into treasury stock in January 2024. At the conclusion of the ASR, the Company may receive additional shares representing the remaining 15% of the $3.0 billion notional amount. The ultimate number of shares the Company may receive will depend on the daily volume-weighted average price of the Company’s stock over an averaging period, less a discount. It is also possible, depending on such weighted average price, that the Company will have an obligation to Morgan Stanley which, at the Company’s option, could be settled in additional cash or by issuing shares. Under the terms of the ASR, the maximum number of shares that could be delivered to the Company is 73.9 million.

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

Dividends

During 2023, 2022 and 2021 the quarterly cash dividend was $0.605, $0.55 and $0.50 per share, respectively. In December 2023, the Board authorized an increase of approximately 10% in the quarterly cash dividend to $0.665 per share effective in 2024. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

Future Cash Requirements

The following table summarizes certain estimated future cash requirements under the Company’s various contractual obligations at December 31, 2023, in total and disaggregated into current and long-term obligations. The table below does not include future payments of claims to health care providers or pharmacies because certain terms of these payments are not determinable at December 31, 2023 (for example, the timing and volume of future services provided under fee-for-service arrangements and future membership levels for capitated arrangements).

In millions	Total	Current	Long-Term
Operating lease liabilities (1)	$22,853	$2,716	$20,137
Finance lease liabilities (1)	2,108	143	1,965
Contractual lease obligations with Target (2)	2,086	—	2,086
Commercial paper (3)	200	200	—
Long-term debt (3)	60,569	2,705	57,864
Interest payments on long-term debt (3)	36,208	2,596	33,612
Opioid litigation settlement agreements (4)	5,128	415	4,713
Other long-term liabilities on the consolidated balance sheets (5)
Future policy benefits (6)	5,018	393	4,625
Unpaid claims (6)	1,119	285	834
Policyholders’ funds (6) (7)	1,681	1,268	413
Total	$136,970	$10,721	$126,249
_____________________________________________
(1)Refer to Note 7 ‘‘Leases’’ included in Item 8 of this 10-K for additional information regarding the maturity of lease liabilities under operating and finance leases.
(2)The Company leases pharmacy and clinic space from Target. See Note 7 ‘‘Leases’’ included in Item 8 of this 10-K for additional information regarding the lease arrangements with Target. Amounts related to such operating and finance leases are reflected within the operating lease liabilities and finance lease liabilities in the table above. Pharmacy lease amounts due in excess of the remaining estimated economic life of the buildings are reflected in the table above assuming equivalent stores continue to operate through the term of the arrangements.
(3)Refer to Note 10 ‘‘Borrowings and Credit Agreements’’ included in Item 8 of this 10-K for additional information regarding the maturities of debt principal and commercial paper borrowings. Interest payments on long-term debt are calculated using outstanding balances and interest rates in effect on December 31, 2023.
(4)Refer to Note 18 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K for additional information regarding the opioid litigation settlement agreements.
(5)Payments of other long-term liabilities exclude Separate Accounts liabilities of approximately $3.3 billion because these liabilities are supported by assets that are legally segregated and are not subject to claims that arise out of the Company’s business.
(6)Total payments of future policy benefits, unpaid claims and policyholders’ funds include $614 million, $1.1 billion and $152 million, respectively, of reserves for contracts subject to reinsurance. The Company expects the assuming reinsurance carrier to fund these obligations and has reflected these amounts as reinsurance recoverable assets on the consolidated balance sheets.
(7)Customer funds associated with group life and health contracts of approximately $58 million have been excluded from the table above because such funds may be used primarily at the customer’s discretion to offset future premiums and/or for refunds, and the timing of the related cash flows cannot be determined. Additionally, net unrealized capital losses on debt securities supporting experience-rated products of $18 million, before tax, have been excluded from the table above.

Restrictions on Certain Payments

In addition to general state law restrictions on payments of dividends and other distributions to stockholders applicable to all corporations, health maintenance organizations (“HMOs”) and insurance companies are subject to further regulations that, among other things, may require those companies to maintain certain levels of equity (referred to as surplus) and restrict the amount of dividends and other distributions that may be paid to their equity holders. These regulations are not directly applicable to CVS Health Corporation as a holding company, since CVS Health Corporation is not an HMO or an insurance company. In addition, in connection with the Aetna Acquisition, the Company made certain undertakings that require prior regulatory approval of dividends by certain of its HMOs and insurance companies. The additional regulations and undertakings applicable to the Company’s HMO and insurance company subsidiaries are not expected to affect the Company’s ability to service the Company’s debt, meet other financing obligations or pay dividends, or the ability of any of the Company’s subsidiaries to service their debt or other financing obligations. Under applicable regulatory requirements and undertakings, at December 31, 2023, the maximum amount of dividends that may be paid by the Company’s insurance and HMO subsidiaries without prior approval by regulatory authorities was $3.1 billion in the aggregate.

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

At December 31, 2023 and 2022, the Company held investments of $307 million and $331 million, respectively, that are not accounted for as Separate Accounts assets but are legally segregated and are not subject to claims that arise out of the Company’s business. See Note 4 ‘‘Investments’’ included in Item 8 of this 10-K for additional information on investments related to the 2012 conversion of an existing group annuity contract from a participating to a non-participating contract.

Solvency Regulation

The National Association of Insurance Commissioners (the “NAIC”) utilizes risk-based capital (“RBC”) standards for insurance companies that are designed to identify weakly-capitalized companies by comparing each company’s adjusted surplus to its required surplus (the “RBC Ratio”). The RBC Ratio is designed to reflect the risk profile of insurance companies. Within certain ratio ranges, regulators have increasing authority to take action as the RBC Ratio decreases. There are four levels of regulatory action, ranging from requiring an insurer to submit a comprehensive financial plan for increasing its RBC to the state insurance commissioner to requiring the state insurance commissioner to place the insurer under regulatory control. At December 31, 2023, all of the Company’s insurance and HMO subsidiaries were either above the RBC level that would require regulatory action or otherwise subject to an agreement to avoid any regulatory action. The RBC framework described above for insurers has been extended by the NAIC to health organizations, including HMOs. Although not all states had adopted these rules at December 31, 2023, at that date each of the Company’s active HMOs had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules, or were otherwise subject to an agreement to avoid any regulatory action. External rating agencies use their own capital models and/or RBC standards when they determine a company’s rating.

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

Some of the Company’s Government contracts allow for premiums to be adjusted to reflect actual experience or the relative health status of Insured members. Such adjustments are reasonably estimable at the outset of the contract, and adjustments to those estimates are made based on actual experience of the customer emerging under the contract and the terms of the underlying contract.

Health Services Segment
The Health Services segment sells prescription drugs directly through its specialty and mail order pharmacy offerings and indirectly through the Company’s retail pharmacy network. The Company’s pharmacy benefit arrangements are accounted for in a manner consistent with a master supply arrangement as there are no contractual minimum volumes and each prescription is considered a separate purchasing decision and distinct performance obligation transferred at a point in time. PBM services performed in connection with each prescription claim are considered part of a single performance obligation which culminates in the fulfillment of prescription drugs.

The Company recognizes revenue using the gross method at the contract price negotiated with its clients when the Company has concluded it controls the prescription drug before it is transferred to the client plan members. The Company controls prescriptions fulfilled indirectly through its retail pharmacy network because it has separate contractual arrangements with those pharmacies, has discretion in setting the price for the transaction and assumes primary responsibility for fulfilling the promise to provide prescription drugs to its client plan members while also performing the related PBM services.

Revenues include (i) the portion of the price the client pays directly to the Company, net of any discounts earned on brand name drugs or other discounts and refunds paid back to the client, (ii) the price paid to the Company by client plan members for mail order prescriptions and the price paid to retail network pharmacies by client plan members for retail prescriptions, and (iii) claims based administrative fees for retail pharmacy network contracts. Sales taxes are not included in revenues.

The Company recognizes revenue when control of the prescription drugs is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those prescription drugs. The Company has established the following revenue recognition policies for the Health Services segment:

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
•Revenues generated from prescription drugs sold by specialty and mail order pharmacies are recognized when the prescription drug is delivered to the client plan member. At the time of delivery, the Company has performed substantially all of its performance obligations under its client contracts and does not experience a significant level of returns or reshipments.

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

During the years ended December 31, 2023, 2022 and 2021, the Company recorded yield-related impairment losses on debt securities of $152 million, $143 million and $42 million, respectively. During the years ended December 31, 2023 and 2022 the Company recorded credit-related losses on debt securities of $3 million and $13 million, respectively. During the year ended December 31, 2021, the Company did not record any credit-related impairment losses on debt securities.

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

The value of ending inventory is reduced for estimated inventory losses that have occurred during the interim period between physical inventory counts. Physical inventory counts are taken on a regular basis in each retail store and pharmacy, and a continuous cycle count process is the primary procedure used to validate the inventory balances on hand in each distribution center and mail facility to ensure that the amounts reflected in the consolidated financial statements are properly stated. The Company’s accounting for inventory contains uncertainty since management must use judgment to estimate the inventory losses that have occurred during the interim period between physical inventory counts. When estimating these losses, a number of factors are considered which include historical physical inventory results on a location-by-location basis and current physical inventory loss trends.

The total reserve for estimated inventory losses covered by this critical accounting policy was $607 million and $559 million as of December 31, 2023 and 2022, respectively. Although management believes there is sufficient current and historical information available to record reasonable estimates for estimated inventory losses, it is possible that actual results could differ. In order to help investors assess the aggregate risk, if any, associated with the inventory-related uncertainties discussed above, a ten percent (10%) pre-tax change in estimated inventory losses, which is a reasonably likely change, would increase or decrease the total reserve for estimated inventory losses by approximately $61 million as of December 31, 2023.

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

During the fourth quarter of 2022, the Company undertook an initiative to evaluate its corporate office real estate space in response to its new flexible work arrangement. As part of this initiative, the Company evaluated its current real estate space and changes in employee work arrangement requirements to ensure it had the appropriate space to support the business. As a result of this assessment, the Company determined that it would vacate and abandon certain leased corporate office spaces. Accordingly, in the three months ended December 31, 2022, the Company recorded office real estate optimization charges of $117 million, primarily consisting of $71 million related to operating lease right-of-use assets and $44 million related to property and equipment. During the year ended December 31, 2023, the Company recorded an incremental $46 million of office real estate optimization charges associated with this initiative, primarily consisting of $20 million related to operating lease right-of-use assets and $18 million related to property and equipment. The office real estate optimization charges were recorded within the Health Care Benefits, Corporate/Other and Health Services segments.

During the fourth quarter of 2021, the Company completed a strategic review of its retail business and announced the creation of new formats for its stores to continue to drive higher engagement with customers. As part of this review, the Company evaluated changes in population, consumer buying patterns and future health needs to ensure it has the right kinds of stores in the right locations for consumers and for the business. In connection with this initiative, on November 17, 2021, the Board authorized the closing of approximately 900 retail stores, approximately 300 stores each year, between 2022 and 2024. As a result, management determined that there were indicators of impairment with respect to the impacted stores’ asset groups, including the associated operating lease right-of-use assets and property and equipment. A long-lived asset impairment test was performed during the fourth quarter of 2021 and the results of the impairment test indicated that the fair value of certain retail store asset groups was lower than their respective carrying values. Accordingly, in the three months ended December 31, 2021, the Company recorded a store impairment charge of approximately $1.4 billion, consisting of a write down of approximately $1.1 billion related to operating lease right-of-use assets and $261 million related to property and equipment, within the Pharmacy & Consumer Wellness segment.

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

Effective for the 2023 annual goodwill impairment test, the Company elected to change its annual goodwill impairment test date from August 31st to October 31st to better align with its annual budgeting processes, as its previous election predated large acquisitions such as Caremark Rx, Inc. and Aetna.

2023 Goodwill Impairment Test
Prior to the Company’s 2023 goodwill impairment test, the most recent goodwill impairment test was performed as of January 1, 2023, in connection with the segment realignment previously described in Note 1 ‘‘Significant Accounting Policies’’. During the fourth quarter of 2023, the Company performed its required annual impairment test of goodwill. The results of the impairment tests indicated that there was no impairment of goodwill as of the testing date. The fair values of the reporting units with goodwill exceeded their carrying values by significant margins, with the exception of the Health Care Delivery reporting unit, which exceeded its carrying value by approximately 9%.

In connection with its new operating model adopted in the first quarter of 2023, the Company formed a new Health Care Delivery reporting unit within the Health Services segment. The Health Care Delivery reporting unit is primarily comprised of the Signify Health and Oak Street Health care delivery assets, which were acquired on March 29, 2023 and May 2, 2023, respectively. These transactions were accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values at the date of acquisition. Given the close proximity of the acquisition dates to the 2023 annual impairment test of goodwill, as expected, the fair value of these two businesses and, therefore, of the Health Care Delivery reporting unit, remained relatively in line with the carrying value of the reporting unit. This fair value estimate is sensitive to significant assumptions including the revenue growth rate, operating income and the discount rate.

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

As discussed in Note 6 ‘‘Goodwill and Other Intangibles’’ included in Item 8 of this 10-K, during 2021, the LTC reporting unit continued to face challenges that impacted the Company’s ability to grow the LTC reporting unit’s business at the rate estimated when its 2020 goodwill impairment test was performed. These challenges included lower net facility admissions, net long-term care facility customer losses and the prolonged adverse impact of the COVID-19 pandemic and the emerging new variants, which resulted in more significant declines in occupancy rates experienced by the Company’s long-term care facility customers than previously anticipated. During the third quarter of 2021, LTC management updated their 2021 annual forecast and submitted their long-term plan which showed deterioration in the financial results for the remainder of 2021 and beyond. The Company utilized these updated projections in performing its annual impairment test, which indicated that the fair value of the LTC reporting unit was lower than its carrying value, resulting in a $431 million goodwill impairment charge in the third quarter of 2021. The fair value of the LTC reporting unit was determined using a combination of a discounted cash flow method and a market multiple method. Subsequent to the impairment charge recorded in the third quarter of 2021, there was no remaining goodwill balance in the LTC reporting unit.

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
The indefinite-lived intangible asset impairment loss calculation contains uncertainty since management must use judgment to estimate fair value based on the assumption that, in lieu of ownership of an intangible asset, the Company would be willing to pay a royalty in order to utilize the benefits of the asset. Fair value is estimated by discounting the hypothetical royalty payments to their present value over the estimated economic life of the asset. These estimates can be affected by a number of factors including general economic conditions, availability of market information and the profitability of the Company. There were no impairment losses recognized on indefinite-lived intangible assets in any of the years ended December 31, 2023, 2022 or 2021.

Health Care Benefits’ IBNR Liabilities

The Health Care Benefits segment’s health care costs payable include estimates of the ultimate cost of (i) services rendered to the segment’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”). Health care costs payable also include an estimate of the cost of services that will continue to be rendered after the financial statement date if the Company is obligated to pay for such services in accordance with contractual or regulatory requirements. IBNR estimates are developed using actuarial principles and assumptions that consider numerous factors. See Note 1 ‘‘Significant Accounting Policies’’ included in Item 8 of this 10-K for additional information on the Company’s reserving methodology.

During 2023 and 2022, the segment observed an increase in completion factors relative to those assumed at the prior year end. After considering the claims paid in 2023 and 2022 with dates of service prior to the fourth quarter of the previous year, the segment observed assumed incurred claim weighted average completion factors that were 4 and 3 basis points higher, respectively, than previously estimated, resulting in a decrease of $55 million and $32 million in 2023 and 2022, respectively, in health care costs payable that related to the prior year. The segment has considered the pattern of changes in its completion factors when determining the completion factors used in its estimates of IBNR as of December 31, 2023. However, based on historical claim experience, it is reasonably possible that the estimated weighted average completion factors may vary by plus or minus 9 basis points from the assumed rates, which could impact health care costs payable by approximately plus or minus $166 million pretax.

Also, during 2023 and 2022, the Health Care Benefits segment observed that health care costs for claims with claim incurred dates of three months or less before the financial statement date were lower than previously estimated. Specifically, after considering the claims paid in 2023 and 2022 with claim incurred dates for the fourth quarter of the previous year, the segment observed health care costs that were 4.5% and 4.8% lower, respectively, for each fourth quarter than previously estimated, resulting in a reduction of $620 million and $622 million in 2023 and 2022, respectively, in health care costs payable that related to prior year.

Management considers historical health care cost trend rates together with its knowledge of recent events that may impact current trends when developing estimates of current health care cost trend rates. When establishing reserves as of December 31, 2023, the segment increased its assumed health care cost trend rates for the most recent three months by 7.1% from health care cost trend rates recently observed. Health care cost trend rates during the past three years have been impacted by utilization changes driven by the COVID-19 pandemic. The impact has not been uniform, with products and select geographies experiencing utilization impacts due to COVID-19 waves. Based on historical claim experience, it is reasonably possible that the segment’s estimated health care cost trend rates may vary by plus or minus 3.5% from the assumed rates, which could impact health care costs payable by plus or minus $595 million pretax.

New Accounting Pronouncements Recently Adopted

See Note 1 ‘‘Significant Accounting Policies’’ included in Item 8 of this 10-K for a description of recently adopted new accounting pronouncements applicable to the Company.

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

Investments
The Company’s investment portfolio supported the following products at December 31, 2023 and 2022:

In millions	2023	2022
Experience-rated products	$723	$744
Remaining products	25,555	23,147
Total investments (1)	$26,278	$23,891
_____________________________________________
(1)Includes long-term investments of $17 million which were accounted for as assets held for sale and were included in assets held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ included in Item 8 of this 10-K for additional information.

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

The debt securities in the Company’s investment portfolio had an average credit quality rating of A at both December 31, 2023 and 2022, with a fair value of approximately $4.6 billion and $6.0 billion rated AAA at December 31, 2023 and 2022, respectively. The fair value of debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) was $2.1 billion and $1.9 billion at December 31, 2023 and 2022, respectively (of which 1.5% and 1.6% at December 31, 2023 and 2022, respectively, supported experience-rated products).

At December 31, 2023 and 2022, the Company held $218 million and $202 million, respectively, of municipal debt securities that were guaranteed by third parties, representing 1% of total investments at both December 31, 2023 and 2022. These securities had an average credit quality rating of AA+ at both December 31, 2023 and 2022, with the guarantee. These securities had an average credit quality rating of AA- and A at December 31, 2023 and 2022, respectively, without the guarantee. The Company does not have any significant concentration of investments with third party guarantors (either direct or indirect).

The Company generally classifies debt securities as available for sale, and carries them at fair value on the consolidated balance sheets. At both December 31, 2023 and 2022, less than 1% of debt securities were valued using inputs that reflect the Company’s assumptions (categorized as Level 3 inputs in accordance with GAAP). See Note 5 ‘‘Fair Value’’ included in Item 8 of this 10-K for additional information on the methodologies and key assumptions used to determine the fair value of investments. For additional information related to investments, see Note 4 ‘‘Investments’’ included in Item 8 of this 10-K.

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

Assuming an immediate increase of 100 basis points in interest rates, the theoretical decline in the fair values of market sensitive instruments at December 31, 2023 is as follows:

•The fair value of long-term debt issued by the Company would decline by approximately $3.5 billion ($4.4 billion pretax). Changes in the fair value of long-term debt do not impact the Company’s operating results or financial condition.
•The theoretical reduction in the fair value of interest rate sensitive investments partially offset by the theoretical reduction in the fair value of interest rate sensitive liabilities would result in a net decline in fair value of approximately $570 million ($720 million pretax) related to continuing non-experience-rated products. Net reductions in fair value would be reflected as an unrealized loss in equity, as the Company classifies these debt securities as available for sale and the effect of the interest rate on interest rate sensitive liabilities is recorded in other comprehensive income (loss).

If the value of the Company’s publicly traded domestic equity securities held within its investment portfolio were to decline by 15%, this would result in a net decline in fair value of $32 million ($41 million pretax).

Based on overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect consolidated near-term financial condition, operating results or cash flows as of December 31, 2023.

Evaluation of Foreign Currency and Commodity Risk

At December 31, 2023 and 2022, the Company did not have any material foreign currency exchange rate or commodity derivative instruments in place and believes its exposure to foreign currency exchange rate risk is not material.

Evaluation of Operational Risks

The Company also faces certain operational risks. Those risks include risks related to information security, including cybersecurity.

The Company and its vendors have experienced diverse cyber attacks and expect to continue to experience cyber attacks going forward. As examples, the Company and its vendors have experienced attempts to gain access to systems, denial of service attacks, attempted malware infections, account takeovers, scanning activity and phishing emails. Attacks can originate from external criminals, terrorists, nation states or internal actors. The Company is dedicating and will continue to dedicate significant resources and incur significant expenses to maintain and update on an ongoing basis the systems and processes that are designed to mitigate the information security risks it faces and protect the security of its computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, disrupt or degrade service or cause other damage. The impact of cyber attacks has not been material to the Company’s operations or operating results through December 31, 2023. The Board and its Audit Committee and Nominating and Corporate Governance Committee are regularly informed regarding the Company’s information security policies, practices and status. Please see “Cybersecurity” included in Item 1C of this 10-K for further information.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Consolidated Statements of Operations

	For the Years Ended December 31,
In millions, except per share amounts	2023	2022	2021
Revenues:
Products	$245,138	$226,616	$203,738
Premiums	99,192	85,330	76,132
Services	12,293	9,683	11,042
Net investment income	1,153	838	1,199
Total revenues	357,776	322,467	292,111
Operating costs:
Cost of products sold	217,098	196,892	175,803
Health care costs	86,247	71,073	64,188
Restructuring charges	507	—	—
Opioid litigation charges	—	5,803	—
Loss on assets held for sale	349	2,533	—
Store impairments	—	—	1,358
Goodwill impairment	—	—	431
Operating expenses	39,832	38,212	37,021
Total operating costs	344,033	314,513	278,801
Operating income	13,743	7,954	13,310
Interest expense	2,658	2,287	2,503
Loss on early extinguishment of debt	—	—	452
Other income	(88)	(169)	(182)
Income before income tax provision	11,173	5,836	10,537
Income tax provision	2,805	1,509	2,548
Net income	8,368	4,327	7,989
Net (income) loss attributable to noncontrolling interests	(24)	(16)	12
Net income attributable to CVS Health	$8,344	$4,311	$8,001

Net income per share attributable to CVS Health:
Basic	$6.49	$3.29	$6.07
Diluted	6.47	3.26	6.02
Weighted average shares outstanding:
Basic	$1,285	1,312	$1,319
Diluted	1,290	1,323	1,329
Dividends declared per share	$2.42	$2.20	$2.00

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
In millions	2023	2022	2021
Net income	$8,368	$4,327	$7,989
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)	1,090	(2,317)	(556)
Change in discount rate on insurance reserves	(67)	870	255
Foreign currency translation adjustments	—	—	(7)
Net cash flow hedges	5	17	(26)
Pension and other postretirement benefits	(61)	(168)	20
Other comprehensive income (loss)	967	(1,598)	(314)
Comprehensive income	9,335	2,729	7,675
Comprehensive (income) loss attributable to noncontrolling interests	(24)	(16)	12
Comprehensive income attributable to CVS Health	$9,311	$2,713	$7,687

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Balance Sheets

	At December 31,
In millions, except per share amounts	2023	2022
Assets:
Cash and cash equivalents	$8,196	$12,945
Investments	3,259	2,778
Accounts receivable, net	35,227	27,276
Inventories	18,025	19,090
Assets held for sale	—	908
Other current assets	3,151	2,636
Total current assets	67,858	65,633
Long-term investments	23,019	21,096
Property and equipment, net	13,183	12,873
Operating lease right-of-use assets	17,252	17,872
Goodwill	91,272	78,150
Intangible assets, net	29,234	24,803
Separate accounts assets	3,250	3,228
Other assets	4,660	4,620
Total assets	$249,728	$228,275

Liabilities:
Accounts payable	$14,897	$14,838
Pharmacy claims and discounts payable	22,874	19,423
Health care costs payable	12,049	10,142
Policyholders’ funds	1,326	1,500
Accrued expenses	22,189	18,745
Other insurance liabilities	1,141	1,089
Current portion of operating lease liabilities	1,741	1,678
Short-term debt	200	—
Current portion of long-term debt	2,772	1,778
Liabilities held for sale	—	228
Total current liabilities	79,189	69,421
Long-term operating lease liabilities	16,034	16,800
Long-term debt	58,638	50,476
Deferred income taxes	4,311	4,016
Separate accounts liabilities	3,250	3,228
Other long-term insurance liabilities	5,459	5,835
Other long-term liabilities	6,211	6,730
Total liabilities	173,092	156,506
Commitments and contingencies (Note 18)

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,768 shares issued and 1,288 shares outstanding at December 31, 2023 and 1,758 shares issued and 1,300 shares outstanding at December 31, 2022 and capital surplus	48,992	48,193
Treasury stock, at cost: 480 and 458 shares at December 31, 2023 and 2022	(33,838)	(31,858)
Retained earnings	61,604	56,398
Accumulated other comprehensive loss	(297)	(1,264)
Total CVS Health shareholders’ equity	76,461	71,469
Noncontrolling interests	175	300
Total shareholders’ equity	76,636	71,769
Total liabilities and shareholders’ equity	$249,728	$228,275

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
In millions	2023	2022	2021
Cash flows from operating activities:
Cash receipts from customers	$345,464	$313,662	$284,219
Cash paid for inventory, prescriptions dispensed and health services rendered	(208,848)	(189,766)	(165,783)
Insurance benefits paid	(84,097)	(69,728)	(63,598)
Cash paid to other suppliers and employees	(34,735)	(32,662)	(31,652)
Interest and investment income received	1,584	1,026	743
Interest paid	(2,418)	(2,239)	(2,469)
Income taxes paid	(3,524)	(4,116)	(3,195)
Net cash provided by operating activities	13,426	16,177	18,265

Cash flows from investing activities:
Proceeds from sales and maturities of investments	7,729	6,729	7,246
Purchases of investments	(9,043)	(7,746)	(9,963)
Purchases of property and equipment	(3,031)	(2,727)	(2,520)
Acquisitions (net of cash and restricted cash acquired)	(16,612)	(139)	(146)
Proceeds from sale of subsidiaries (net of cash and restricted cash sold of $2,854 in 2022)	—	(1,249)	—
Other	68	85	122
Net cash used in investing activities	(20,889)	(5,047)	(5,261)

Cash flows from financing activities:
Commercial paper borrowings (repayments), net	200	—	—
Proceeds from issuance of short-term loan	5,000	—	—
Repayment of short-term loan	(5,000)	—	—
Proceeds from issuance of long-term debt	10,898	—	987
Repayments of long-term debt	(3,166)	(4,211)	(10,254)
Repurchase of common stock	(2,012)	(3,500)	—
Dividends paid	(3,132)	(2,907)	(2,625)
Proceeds from exercise of stock options	277	551	549
Payments for taxes related to net share settlement of equity awards	(181)	(370)	(168)
Other	(201)	(79)	155
Net cash provided by (used in) financing activities	2,683	(10,516)	(11,356)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,780)	614	1,648
Cash, cash equivalents and restricted cash at the beginning of the period	13,305	12,691	11,043
Cash, cash equivalents and restricted cash at the end of the period	$8,525	$13,305	$12,691

Index to Consolidated Financial Statements

	For the Years Ended December 31,
In millions	2023	2022	2021
Reconciliation of net income to net cash provided by operating activities:
Net income	$8,368	$4,327	$7,989
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,366	4,224	4,486
Loss on assets held for sale	349	2,533	—
Store impairments	—	—	1,358
Goodwill impairment	—	—	431
Stock-based compensation	588	447	484
Gain on sale of subsidiaries	—	(475)	—
Loss on early extinguishment of debt	—	—	452
Deferred income taxes	(676)	(2,029)	(402)
Other noncash items	416	332	(390)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(6,260)	(2,971)	(2,703)
Inventories	1,233	(1,435)	735
Other assets	(510)	(491)	(30)
Accounts payable and pharmacy claims and discounts payable	3,618	4,260	2,898
Health care costs payable and other insurance liabilities	394	992	101
Other liabilities	1,540	6,463	2,856
Net cash provided by operating activities	$13,426	$16,177	$18,265

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)			Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity		Total Shareholders’ Equity
In millions	Common Shares	Treasury Shares (1)		Treasury Stock (1)	Retained Earnings			Noncontrolling Interests
Balance at December 31, 2020	1,733	(423)	$46,513	$(28,178)	$49,640	$1,414	$69,389	$312	$69,701
Adoption of new accounting standard (3)	—	—	—	—	—	(766)	(766)	—	(766)
Net income	—	—	—	—	8,001	—	8,001	(12)	7,989
Other comprehensive loss (Note 15)	—	—	—	—	—	(314)	(314)	—	(314)
Stock option activity, stock awards and other	11	—	864	—	—	—	864	—	864
ESPP issuances, net of purchase of treasury shares	—	1	—	5	—	—	5	—	5
Common stock dividends	—	—	—	—	(2,644)	—	(2,644)	—	(2,644)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	6	6
Balance at December 31, 2021	1,744	(422)	47,377	(28,173)	54,997	334	74,535	306	74,841
Net income	—	—	—	—	4,311	—	4,311	16	4,327
Other comprehensive loss (Note 15)	—	—	—	—	—	(1,598)	(1,598)	—	(1,598)
Stock option activity, stock awards and other	14	—	816	—	—	—	816	—	816
Purchase of treasury shares, net of ESPP issuances	—	(36)	—	(3,685)	—	—	(3,685)	—	(3,685)
Common stock dividends	—	—	—	—	(2,910)	—	(2,910)	—	(2,910)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(22)	(22)
Balance at December 31, 2022	1,758	(458)	48,193	(31,858)	56,398	(1,264)	71,469	300	71,769
Net income	—	—	—	—	8,344	—	8,344	24	8,368
Other comprehensive income (Note 15)	—	—	—	—	—	967	967	—	967
Stock option activity, stock awards and other	10	—	795	—	—	—	795	—	795
Purchase of treasury shares, net of ESPP issuances	—	(22)	(12)	(1,980)	—	—	(1,992)	—	(1,992)
Common stock dividends	—	—	—	—	(3,138)	—	(3,138)	—	(3,138)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	66	66
Other increases (decreases) in noncontrolling interests	—	—	16	—	—	—	16	(215)	(199)
Balance at December 31, 2023	1,768	(480)	$48,992	$(33,838)	$61,604	$(297)	$76,461	$175	$76,636
_____________________________________________
(1)Treasury shares include 1 million shares held in trust for each of the years ended December 31, 2023, 2022 and 2021. Treasury stock includes $29 million related to shares held in trust for each of the years ended December 31, 2023, 2022 and 2021. See Note 1 ‘‘Significant Accounting Policies’’ for additional information.
(2)Common stock and capital surplus includes the par value of common stock of $18 million as of December 31, 2023 and 2022 and $17 million as of December 31, 2021.
(3)Reflects the adoption of Accounting Standards Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (Topic 944) during the year ended December 31, 2021. See Note 1 ‘‘Significant Accounting Policies’’ for additional information.

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.Significant Accounting Policies

Description of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health” or the “Company”), is a leading health solutions company building a world of health around every consumer it serves and connecting care so that it works for people wherever they are. As of December 31, 2023, the Company had more than 9,000 retail locations, more than 1,000 walk-in medical clinics, 204 primary care medical clinics, a leading pharmacy benefits manager with approximately 108 million plan members and expanding specialty pharmacy solutions, and a dedicated senior pharmacy care business serving more than one million patients per year. The Company also serves an estimated more than 35 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is creating new sources of value through its integrated model allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

During the year ended December 31, 2023, the Company completed the acquisition of two key health care delivery assets to enhance its ability to execute on its care delivery strategy by advancing its primary care, home-based care and provider enablement capabilities. On March 29, 2023, the Company acquired Signify Health, Inc. (“Signify Health”), a leader in health risk assessments, value-based care and provider enablement services. On May 2, 2023, the Company also acquired Oak Street Health, Inc. (“Oak Street Health”), a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients. Both Signify Health and Oak Street Health are included within the Health Services segment.

In connection with its new operating model adopted in the first quarter of 2023, the Company realigned the composition of its segments to reflect how its Chief Operating Decision Maker (the “CODM”) reviews information and manages the business. The Company’s CODM is the Chief Executive Officer. As a result of this realignment, the Company formed a new Health Services segment, which in addition to providing a full range of pharmacy benefit management (“PBM”) solutions, also delivers health care services in the Company’s medical clinics, virtually, and in the home, as well as provider enablement solutions. In addition, the Company created a new Pharmacy & Consumer Wellness segment, which includes its retail and long-term care pharmacy (“LTC”) operations and related pharmacy services, as well as its retail front store operations. This segment will also provide pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. Prior period segment financial information has been recast to conform with the current period presentation.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Health Care Benefits Segment
The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” The Company sold Insured plans directly to individual consumers through the individual public health insurance exchanges (“Public Exchanges”) in 12 states as of December 31, 2023. The Company entered Public Exchanges in five additional states effective January 2024.

Health Services Segment
The Health Services segment provides a full range of PBM solutions, delivers health care services in its medical clinics, virtually, and in the home, and offers provider enablement solutions. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. During 2023, the Company completed the acquisition of two key health care delivery assets – Signify Health, a leader in health risk assessments, value-based care and provider enablement services, and Oak Street Health, a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients. The Company also announced the launch of CordavisTM, a wholly owned subsidiary that will work directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products. The Health Services segment’s clients and customers are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, CMS, plans offered on Insurance Exchanges and other sponsors of health benefit plans throughout the U.S., patients who receive care in the Health Services segment’s medical clinics, virtually or in the home, as well as Covered Entities.

Pharmacy & Consumer Wellness Segment
The Pharmacy & Consumer Wellness segment dispenses prescriptions in its retail pharmacies and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of December 31, 2023, the Pharmacy & Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

Corporate/Other Segment
The Company presents the remainder of its financial results in the Corporate/Other segment, which primarily consists of:

•Management and administrative expenses to support the Company’s overall operations, which include certain aspects of executive management and the corporate relations, legal, compliance, human resources and finance departments, information technology, digital, data and analytics, as well as acquisition-related transaction and integration costs; and
•Products for which the Company no longer solicits or accepts new customers such as its large case pensions and long-term care insurance products.

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

Restricted Cash

Restricted cash included in other current assets on the consolidated balance sheets represents funds held on behalf of members and funds held in escrow in connection with agreements with accountable care organizations. Restricted cash included in other assets on the consolidated balance sheets represents amounts held in a trust in one of the Company’s captive insurance companies to satisfy collateral requirements associated with the assignment of certain insurance policies. All restricted cash is invested in time deposits and money market funds.

The following is a reconciliation of cash and cash equivalents on the consolidated balance sheets to total cash, cash equivalents and restricted cash on the consolidated statements of cash flows as of December 31, 2023, 2022 and 2021:

In millions	2023	2022	2021
Cash and cash equivalents	$8,196	$12,945	$9,408
Restricted cash (included in other current assets)	90	144	3,065
Restricted cash (included in other assets)	239	216	218
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$8,525	$13,305	$12,691

The decrease in restricted cash included in other current assets as of December 31, 2022 compared to December 31, 2021 was primarily due to a decrease in health savings account funds held on behalf of customers as a result of the sale of PayFlex Holdings, Inc. (“PayFlex”). See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information on the Company’s sale of PayFlex.

Investments

Debt Securities
Debt securities consist primarily of U.S. Treasury and agency securities, mortgage-backed securities, corporate and foreign bonds and other debt securities. Debt securities are classified as either current or long-term investments based on their contractual maturities unless the Company intends to sell an investment within the next twelve months, in which case it is classified as current on the consolidated balance sheets. Debt securities are classified as available for sale and are carried at fair value. See Note 5 ‘‘Fair Value’’ for additional information on how the Company estimates the fair value of these investments.

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

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net was composed of the following at December 31, 2023 and 2022:

In millions	2023	2022
Trade receivables	$11,908	$8,983
Vendor and manufacturer receivables	15,711	12,395
Premium receivables	3,714	2,676
Other receivables	3,894	3,449
Total accounts receivable, net (1)	$35,227	$27,503
_____________________________________
(1)Includes accounts receivable of $227 million which were accounted for as assets held for sale and were included in assets held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

The Company’s allowance for credit losses was $343 million and $333 million as of December 31, 2023 and 2022, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

Inventories

Inventories are valued at the lower of cost or net realizable value using the weighted average cost method. Physical inventory counts are taken on a regular basis in each retail store and pharmacy, and a continuous cycle count process is the primary procedure used to validate the inventory balances on hand in each distribution center and mail facility to ensure that the amounts reflected in the consolidated financial statements are properly stated. During the interim period between physical inventory counts, the Company accrues for anticipated physical inventory losses on a location-by-location basis based on historical results and current physical inventory trends.

Reinsurance Recoverables

The Company utilizes reinsurance agreements primarily to: (a) reduce required capital and (b) facilitate the acquisition or disposition of certain insurance contracts. Ceded reinsurance agreements permit the Company to recover a portion of its losses from reinsurers, although they do not discharge the Company’s primary liability as the direct insurer of the risks reinsured. Failure of reinsurers to indemnify the Company could result in losses; however, the Company does not expect charges for unrecoverable reinsurance to have a material effect on its consolidated operating results or financial condition. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of its reinsurers. At December 31, 2023, the Company’s reinsurance recoverables consisted primarily of amounts due from third parties that are rated consistent with companies that are considered to have the ability to meet their obligations. Reinsurance recoverables are recorded as other current assets or other assets on the consolidated balance sheets.

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

The following is a roll forward of deferred acquisition costs for the years ended December 31, 2023 and 2022:

In millions	2023	2022
Deferred acquisition costs, beginning of the period	$1,219	$879
Capitalizations	548	564
Amortization expense	(265)	(224)
Deferred acquisition costs, end of the period	$1,502	$1,219

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

Property and equipment consisted of the following at December 31, 2023 and 2022:

In millions	2023	2022
Land	$1,958	$1,996
Building and improvements	4,571	4,545
Fixtures and equipment	11,024	12,978
Leasehold improvements	6,511	6,238
Software	9,818	8,843
Total property and equipment	33,882	34,600
Accumulated depreciation and amortization	(20,699)	(21,483)
Property and equipment, net (1)	$13,183	$13,117
_____________________________________
(1)Includes property and equipment of $244 million which were accounted for as assets held for sale and were included in assets held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

Depreciation expense (which includes the amortization of property and equipment under finance or capital leases) totaled $2.5 billion, $2.4 billion and $2.3 billion for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 7 ‘‘Leases’’ for additional information about the Company’s finance leases.

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

See Note 7 ‘‘Leases’’ for additional information about right-of-use assets and lease liabilities.

Goodwill

The Company accounts for business combinations using the acquisition method of accounting, which requires the excess cost of an acquisition over the fair value of net assets acquired and identifiable intangible assets to be recorded as goodwill. Goodwill is not amortized, but is subject to impairment reviews annually, or more frequently, if necessary, as further described in “Recoverability of Long-Lived Assets” below. See Note 6 ‘‘Goodwill and Other Intangibles’’ for additional information about goodwill.

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

See Note 6 ‘‘Goodwill and Other Intangibles’’ for additional information about intangible assets.

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

During the years ended December 31, 2023 and 2022, the Company recorded office real estate optimization charges of $46 million and $117 million, respectively, primarily related to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the planned reduction of corporate office real estate space in response to its new flexible work arrangement.

During the year ended December 31, 2021, the Company recorded a store impairment charge of approximately $1.4 billion primarily related to the write down of operating lease right-of-use assets and property and equipment in connection with the planned closure of approximately 900 retail stores between 2022 and 2024.

See Note 7 ‘‘Leases’’ for additional information about the right-of-use asset charges.

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

Effective for the 2023 annual goodwill impairment test, the Company elected to change its annual goodwill impairment test date from August 31st to October 31st to better align with its annual budgeting processes, as its previous election predated large acquisitions such as Caremark Rx, Inc. and Aetna Inc. (“Aetna”). Prior to the Company’s 2023 goodwill impairment test, the most recent goodwill impairment test was performed as of January 1, 2023, in connection with the segment realignment previously described in the “Description of Business” section.

During the fourth quarter of 2023 and the third quarter of 2022, the Company performed its required annual impairment tests of goodwill and concluded there were no goodwill impairments as of the testing dates or during the years ended December 31, 2023 and 2022.
During the third quarter of 2021, the Company performed its required annual impairment tests of goodwill, the results of which indicated an impairment of the goodwill associated with the LTC reporting unit. Accordingly, during the third quarter of 2021, the Company recorded a $431 million goodwill impairment charge on the remaining goodwill of the LTC reporting unit. The results of the impairment tests indicated that there was no impairment of goodwill of the remaining reporting units as of the testing date or during the year ended December 31, 2021. See Note 6 ‘‘Goodwill and Other Intangibles’’ for additional information about the goodwill impairment charge recorded during the year ended December 31, 2021.

Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to its carrying value. The Company estimates the fair value of its indefinite-lived trademarks using the relief from royalty method under the income approach. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. There were no impairment losses recognized on indefinite-lived intangible assets in any of the years ended December 31, 2023, 2022 or 2021.

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

Health Care Costs Payable

Health care costs payable within the Health Care Benefits segment consist principally of unpaid fee-for-service medical, dental and pharmacy claims, capitation costs, other amounts due to providers pursuant to risk-sharing arrangements related to the Health Care Benefits segment’s Insured Commercial, Medicare and Medicaid products and accruals for state assessments. Unpaid health care claims include an estimate of payments the Company will make for (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid, each as of the financial statement date (collectively, “IBNR”). Health care costs payable also include an estimate of the cost of services that will continue to be rendered after the financial statement date if the Company is obligated to pay for such services in accordance with contractual or regulatory requirements. Such estimates are developed using actuarial principles and assumptions which consider, among other things, historical and projected claim submission and processing patterns, assumed and historical medical cost trends, historical utilization of medical services, claim inventory levels, changes in Insured membership and product mix, seasonality and other relevant factors. The Company reflects changes in these estimates in benefit costs in the Company’s consolidated operating results in the period they are determined. Capitation costs represent contractual monthly fees paid to participating physicians and other medical providers for providing medical care, regardless of the volume of medical services provided to the Insured member. Amounts due under risk-sharing arrangements are based on the terms of the underlying contracts with the providers and consider claims experience under the contracts through the financial statement date. Within the Health Services segment, health care costs payable includes estimates of the Company’s obligations for medical care services that have been rendered by third parties on behalf of consumers for which the Company is contractually obligated to pay, but for which claims have either not yet been received, processed or paid.

The Company develops its estimate of IBNR using actuarial principles and assumptions that consider numerous factors. Of those factors, the Company considers the analysis of historical and projected claim payment patterns (including claims submission and processing patterns) and the assumed health care cost trend rate (the year-over-year change in per member per month health care costs) to be the most critical assumptions. In developing its IBNR estimate, the Company consistently applies these actuarial principles and assumptions each period, with consideration to the variability of related factors. There have been no significant changes to the methodologies or assumptions used to develop the Company’s estimate of IBNR in 2023.

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

For each reporting period, the Company uses an extensive degree of judgment in the process of estimating its health care costs payable. As a result, considerable variability and uncertainty is inherent in such estimates, particularly with respect to claims with claim incurred dates of three months or less before the financial statement date; and the adequacy of such estimates is highly sensitive to changes in assumed completion factors and the assumed health care cost trend rates. For each reporting period the Company recognizes the actuarial best estimate of health care costs payable considering the potential volatility in assumed completion factors and health care cost trend rates, as well as other factors. The Company believes its estimate of health care costs payable is reasonable and adequate to cover its obligations at December 31, 2023; however, actual claim payments may differ from the Company’s estimates. A worsening (or improvement) of the Company’s health care cost trend rates or changes in completion factors from those that the Company assumed in estimating health care costs payable at December 31, 2023 would cause these estimates to change in the near term, and such a change could be material.

Each quarter, the Company re-examines previously established health care costs payable estimates based on actual claim payments for prior periods and other changes in facts and circumstances. Given the extensive degree of judgment in this estimate, it is possible that the Company’s estimates of health care costs payable could develop either favorably (that is, its actual benefit costs for the period were less than estimated) or unfavorably. The changes in the Company’s estimate of health care costs payable may relate to a prior quarter, prior year or earlier periods. For a roll forward of the Company’s health care costs payable, see Note 8 ‘‘Health Care Costs Payable.’’ The Company’s reserving practice is to consistently recognize the actuarial best estimate of its ultimate liability for health care costs payable.

Other Insurance Liabilities

Unpaid Claims
Unpaid claims consist primarily of reserves associated with certain short-duration group disability and term life insurance contracts, including an estimate for IBNR as of the financial statement date. Reserves associated with certain short-duration group disability and term life insurance contracts are based upon the Company’s estimate of the present value of future benefits, which is based on assumed investment yields and assumptions regarding mortality, morbidity and recoveries from the U.S. Social Security Administration. The Company develops its estimate of IBNR using actuarial principles and assumptions which consider, among other things, contractual requirements, claim incidence rates, claim recovery rates, seasonality and other relevant factors. The Company discounts certain claim liabilities related to group long-term disability and life insurance waiver of premium contracts. The discount rates generally reflect the Company’s expected investment returns for the investments supporting all incurral years of these liabilities. The discount rates for retrospectively-rated contracts are set at contractually specified levels. The Company’s estimates of unpaid claims are subject to change due to changes in the underlying experience of the insurance contracts, changes in investment yields or other factors, and these changes are recorded in current and future benefits in the consolidated statements of operations in the period they are determined. The Company estimates its reserve for claims IBNR for life products largely based on completion factors. The completion factors used are based on the Company’s historical experience and reflect judgments and possible adjustments based on data such as claim inventory levels, claim payment patterns, changes in business volume and other factors. If claims are submitted or processed on a faster (slower) pace than historical periods, the actual claims may be more (less) complete than originally estimated using completion factors, which may result in reserves that are higher (lower) than required to cover future life benefit payments. There have been no significant changes to the methodologies or assumptions used to develop the Company’s estimate of unpaid claims IBNR in 2023. As of December 31, 2023, unpaid claims balances of $285 million and $834 million were recorded in other insurance liabilities and other long-term insurance liabilities, respectively. As of December 31, 2022, unpaid claims balances of $243 million and $1.1 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively.

Substantially all life and disability insurance liabilities have been fully ceded to unrelated third parties through indemnity reinsurance agreements; however, the Company remains directly obligated to the policyholders.

Future Policy Benefits
Future policy benefits consist primarily of reserves for products for which the Company no longer solicits or accepts new customers, including limited payment pension and annuity contracts and long-term care insurance contracts. Contracts are grouped into cohorts by contract type and issue year. The liability for future policy benefits is adjusted for differences between actual and expected experience.

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

The Company discounts its future policy benefit liability using a curve of spot rates derived from Single A rated fixed income instruments. At each reporting date, the Company will measure its liability for future policy benefits using both the current spot rate curve and the locked-in discount rate at each cohort’s inception. Any difference between the measured liabilities is recorded in other comprehensive income (loss).

As of December 31, 2023, future policy benefits balances of $393 million and $4.6 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively. As of December 31, 2022, future policy benefits balances of $334 million and $4.7 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively.

Premium Deficiency Reserves

The Company evaluates its short-duration insurance contracts to determine if it is probable that a loss will be incurred. A premium deficiency loss is recognized when it is probable that expected future claims, including maintenance costs (for example, direct costs such as claim processing costs), will exceed existing reserves plus anticipated future premiums and reinsurance recoveries. Anticipated investment income is not considered in the calculation of premium deficiency losses. For purposes of determining premium deficiency losses, contracts are grouped consistent with the Company’s method of acquiring, servicing and measuring the profitability of such contracts. The Company did not have any premium deficiency reserves as of December 31, 2023 or 2022.

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

Self-Insurance Liabilities

The Company is self-insured for certain losses related to general liability, workers’ compensation and auto liability. The Company obtains third party insurance coverage to limit exposure from these claims. The Company is also self-insured for certain losses related to health and medical liabilities. The Company’s self-insurance accruals, which include reported claims and claims incurred but not reported, are calculated using standard insurance industry actuarial assumptions and the Company’s historical claims experience. As of both December 31, 2023 and 2022, self-insurance liabilities totaled $1.1 billion and were recorded in accrued expenses and other long-term liabilities on the consolidated balance sheets.

Foreign Currency Translation and Transactions

For non-U.S. dollar functional currency locations, (i) assets and liabilities are translated at end-of-period exchange rates, (ii) revenues and expenses are translated at average exchange rates in effect during the period and (iii) equity is translated at historical exchange rates. The resulting cumulative translation adjustments are included as a component of accumulated other comprehensive loss.

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

Gains and losses from foreign currency transactions and the effects of foreign currency remeasurements were not material in the years ended December 31, 2023, 2022 or 2021.

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

The ACA established a permanent risk adjustment program to transfer funds from qualified individual and small group insurance plans with below average risk scores to plans with above average risk scores. Based on the risk of the Company’s qualified plan members relative to the average risk of members of other qualified plans in comparable markets, as defined by the ACA, the Company estimates its ultimate risk adjustment receivable (recorded in accounts receivable) or payable (recorded in accrued expenses) for the current calendar year and reflects the pro-rata year-to-date impact as an adjustment to premium revenue. As of December 31, 2023, the Company recorded an ACA risk adjustment payable of $1.2 billion. As of December 31, 2022, the Company’s ACA risk adjustment payable was not material.

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

Health Services Segment

Pharmacy Solutions
The Health Services segment sells prescription drugs directly through its specialty and mail order pharmacy offerings and indirectly through the Company’s retail pharmacy network. The Company’s pharmacy benefit arrangements are accounted for in a manner consistent with a master supply arrangement as there are no contractual minimum volumes and each prescription is considered a separate purchasing decision and distinct performance obligation transferred at a point in time. PBM services performed in connection with each prescription claim are considered part of a single performance obligation which culminates in the fulfillment of prescription drugs.

The Company recognizes revenue using the gross method at the contract price negotiated with its clients when the Company has concluded it controls the prescription drug before it is transferred to the client plan members. The Company controls prescriptions fulfilled indirectly through its retail pharmacy network because it has separate contractual arrangements with those pharmacies, has discretion in setting the price for the transaction and assumes primary responsibility for fulfilling the promise to provide prescription drugs to its client plan members while also performing the related PBM services.

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

The Company recognizes revenue when control of the prescription drugs is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those prescription drugs. The Company has established the following revenue recognition policies for the Health Services segment:

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
•Revenues generated from prescription drugs sold by specialty and mail order pharmacies are recognized when the prescription drug is delivered to the client plan member. At the time of delivery, the Company has performed substantially all of its performance obligations under its client contracts and does not experience a significant level of returns or reshipments.

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

Primary Care Capitated Revenue
Capitated revenue related to the Company’s primary care operations consists primarily of capitated fees for medical services it provides under capitated or capitation arrangements directly made with various Medicare Advantage managed care payors or CMS. Under the risk contracts, the Company receives from the third-party payor a fixed payment per patient per month for a defined patient population, and the Company is then responsible for providing, managing and paying for healthcare services for that patient population, including those not provided by the Company. The Company recognizes revenue using the gross method as the Company is the principal in arranging, providing and controlling the managed healthcare services provided to the defined patient population. The Company considers all contracts with customers (enrolled patients) as a single performance obligation to stand ready to provide healthcare services. This performance obligation is satisfied over time as the Company stands ready to fulfill its obligation to enrolled patients.

In-Home Health Evaluations
Revenue generated from IHEs relates to the assessments performed either within the patient’s home, virtually or at a healthcare provider facility as well as certain in-home clinical evaluations performed by the Company’s mobile network of providers. Revenue is recognized when the IHEs are submitted to customers on a daily basis. Submission to the customer occurs after the IHEs are completed and coded, a process which may take one to several days after completion of the evaluation. The pricing for the IHEs is generally based on a fixed transaction fee, which is directly linked to the usage of the service by the customer during a distinct service period. Customers are invoiced for evaluations performed each month and remit payment accordingly. Each IHE represents a single performance obligation for which revenue is recognized at a point in time when control is transferred to the customer upon submission of the completed and coded evaluation.

Pharmacy & Consumer Wellness Segment

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

The Company also offers a subscription-based membership program, ExtraCare PlusTM, under which members are entitled to a suite of benefits delivered over the course of the subscription period, as well as a promotional reward that can be redeemed for future goods and services. Subscriptions are paid for on a monthly or annual basis at the time of or in advance of the Company delivering the goods and services. Revenue from these arrangements is recognized as the performance obligations are satisfied.

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

Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source in each segment for the years ended December 31, 2023, 2022 and 2021:

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
2023
Major goods/services lines:
Pharmacy	$—	$180,710	$92,111	$—	$(49,369)	$223,452
Front Store	—	—	22,458	—	—	22,458
Premiums	99,144	—	—	48	—	99,192
Net investment income (loss)	765	(1)	(5)	394	—	1,153
Other	5,737	6,134	2,199	9	(2,558)	11,521
Total	$105,646	$186,843	$116,763	$451	$(51,927)	$357,776

Health Services distribution channel:
Pharmacy network (1)		$112,718
Mail & specialty (2)		67,992
Net investment income (loss)		(1)
Other		6,134
Total		$186,843

2022
Major goods/services lines:
Pharmacy	$—	$166,793	$83,480	$—	$(45,154)	$205,119
Front Store	—	—	22,780	—	—	22,780
Premiums	85,274	—	—	56	—	85,330
Net investment income (loss)	476	—	(44)	406	—	838
Other	5,600	2,783	2,380	68	(2,431)	8,400
Total	$91,350	$169,576	$108,596	$530	$(47,585)	$322,467

Health Services distribution channel:
Pharmacy network (1)		$102,968
Mail & specialty (2)		63,825
Other		2,783
Total		$169,576

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
2021
Major goods/services lines:
Pharmacy	$—	$150,646	$77,886	$—	$(43,913)	$184,619
Front Store	—	—	21,315	—	—	21,315
Premiums	76,064	—	—	68	—	76,132
Net investment income	586	—	17	596	—	1,199
Other	5,469	3,246	2,402	57	(2,328)	8,846
Total	$82,119	$153,892	$101,620	$721	$(46,241)	$292,111

Health Services distribution channel:
Pharmacy network (1)		$96,834
Mail & specialty (2)		53,812
Other		3,246
Total		$153,892
_____________________________________________
(1)Health Services pharmacy network is defined as claims filled at retail and specialty retail pharmacies, including the Company’s retail pharmacies and LTC pharmacies. Effective January 1, 2023, pharmacy network also includes activity associated with Maintenance Choice®, which permits eligible client plan members to fill their maintenance prescriptions through mail order delivery or at a CVS pharmacy retail store for the same price as mail order. Maintenance Choice activity was previously reflected in mail & specialty. Segment financial information has been revised to reflect these changes.
(2)Health Services mail & specialty is defined as specialty mail claims inclusive of Specialty Connect® claims picked up at a retail pharmacy, as well as mail order and specialty claims fulfilled by the Pharmacy & Consumer Wellness segment. Effective January 1, 2023, mail & specialty excludes Maintenance Choice activity, which is now reflected within pharmacy network. Segment financial information has been revised to reflect these changes.

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

The following table provides information about receivables and contract liabilities from contracts with customers as of December 31, 2023 and 2022:

In millions	2023	2022
Trade receivables (included in accounts receivable, net)	$11,908	$8,983
Contract liabilities (included in accrued expenses)	149	71

During the years ended December 31, 2023 and 2022, the contract liabilities balance includes increases related to customers’ earnings in ExtraBucks Rewards or issuances of Company gift cards and decreases for revenues recognized during the period as a result of the redemption of ExtraBucks Rewards or Company gift cards and breakage of Company gift cards. During the year ended December 31, 2023, the contract liabilities balance also reflects the addition of contract liabilities acquired in connection with the Company’s acquisitions of Signify Health and Oak Street Health on March 29, 2023 and May 2, 2023, respectively. Below is a summary of such changes:

In millions	2023	2022
Contract liabilities, beginning of period	$71	$87
Rewards earnings and gift card issuances	357	340
Redemption and breakage	(363)	(356)
Acquired contract liabilities	109	—
Other	(25)	—
Contract liabilities, end of period	$149	$71

Cost of Products Sold

The Company accounts for cost of products sold as follows:

Health Services Segment
Cost of products sold includes: (i) the cost of prescription drugs sold during the reporting period directly through the Company’s specialty and mail order pharmacies and indirectly through the Company’s retail pharmacy network, (ii) the cost of care provided within the Company’s primary care centers, (iii) direct operating costs associated with generating revenues related to services provided, including fees paid to clinicians for performing IHEs, (iv) administrative service fees paid to the Pharmacy & Consumer Wellness segment for specialty and mail order pharmacy fulfillment services and (v) shipping and handling costs.

The cost of prescription drugs sold component of cost of products sold includes: (i) the cost of the prescription drugs purchased from manufacturers or distributors and shipped to members in clients’ benefit plans from the Company’s mail order pharmacies, net of any volume-related or other discounts (see “Vendor Allowances and Purchase Discounts” below) and (ii) the cost of prescription drugs sold (including retail co-payments) through the Company’s retail pharmacy network under contracts where the Company is the principal, net of any volume-related or other discounts.

The cost of care provided within the Company’s costs of products sold includes the costs incurred to operate the primary care centers and care model. These costs consist of care team and patient support employee-related costs, occupancy costs, patient transportation, medical supplies, insurance, fees paid to specialists and other operating costs.

Pharmacy & Consumer Wellness Segment
Cost of products sold includes: the cost of merchandise sold during the reporting period, including the costs of prescription drugs sold through its retail pharmacies, net of any volume-related or other discounts, the related purchasing costs, warehousing and delivery costs (including depreciation and amortization), the operating costs of the Company’s specialty and mail order pharmacy fulfillment operations and inventory losses.

Vendor Allowances and Purchase Discounts

The Company accounts for vendor allowances and purchase discounts as follows:

Health Services Segment
The Health Services segment receives purchase discounts on pharmaceutical products purchased. Contractual arrangements with vendors, including manufacturers, wholesalers and retail pharmacies, normally provide for the Health Services segment to receive purchase discounts from established list prices in one, or a combination, of the following forms: (i) a direct discount at the time of purchase, (ii) a discount for the prompt payment of invoices or (iii) when products are purchased indirectly from a manufacturer (e.g., through a wholesaler or retail pharmacy), a discount (or rebate) paid subsequent to dispensing. These rebates are recognized when prescriptions are dispensed and are generally calculated and billed to manufacturers within 30 days of the end of each completed quarter. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected has not been material to the Company’s operating results or financial condition. The Company accounts for the effect of any such differences as a change in accounting estimate in the period the reconciliation is completed. The Health Services segment also receives additional discounts under its wholesaler contracts if it exceeds contractually defined purchase volumes. In addition, the Health Services segment receives fees from pharmaceutical manufacturers for administrative services. Purchase discounts and administrative service fees are recorded as a reduction of cost of products sold.

Pharmacy & Consumer Wellness Segment
Vendor allowances received by the Pharmacy & Consumer Wellness segment reduce the carrying cost of inventory and are recognized in cost of products sold when the related inventory is sold, unless they are specifically identified as a reimbursement of incremental costs for promotional programs and/or other services provided. Amounts that are directly linked to advertising commitments are recognized as a reduction of advertising expense (included in operating expenses) when the related advertising commitment is satisfied. Any amounts received in excess of the actual cost incurred also reduce the carrying cost of inventory. The total value of any upfront payments received from vendors that are linked to purchase commitments is initially deferred. The deferred amounts are then amortized to reduce cost of products sold over the life of the contract based upon sales volume. The total value of any upfront payments received from vendors that are not linked to purchase commitments is also initially deferred. The deferred amounts are then amortized to reduce cost of products sold on a straight-line basis over the life of the related contract. The total amortization of these upfront payments was not material to the Company’s consolidated financial statements in any of the periods presented.

Advertising Costs

Advertising costs, which are reduced by the portion funded by vendors, are expensed when the related advertising takes place. Net advertising costs, which are included in operating expenses, were $985 million, $745 million and $707 million in 2023, 2022 and 2021, respectively.

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

Earnings per Share

Earnings per share is computed using the treasury stock method. The Company calculates basic earnings per share based on the weighted average number of common shares outstanding for the period. See Note 16 ‘‘Earnings Per Share’’ for additional information.

Shares Held in Trust

The Company maintains grantor trusts, which held approximately one million shares of its common stock at both December 31, 2023 and 2022. These shares are designated for use under various employee compensation plans. Since the Company holds these shares, they are excluded from the computation of basic and diluted shares outstanding.

VIEs

The Company has various investments that are considered VIEs. The Company does not have a future obligation to fund losses or debts on behalf of these investments; however, it may voluntarily contribute funds. In evaluating whether the Company is the primary beneficiary of a VIE, the Company considers several factors, including whether the Company has (a) the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.

VIEs - Primary Beneficiary

Red Oak Sourcing, LLC (“Red Oak”)
In 2014, the Company and Cardinal Health, Inc. (“Cardinal”) established Red Oak, a generic pharmaceutical sourcing entity in which the Company and Cardinal each own 50%. The Red Oak arrangement had an initial term of ten years. In 2021, the Red Oak arrangement was amended to extend the initial term an additional five years, for a total term of 15 years. Under this arrangement, the Company and Cardinal contributed their sourcing and supply chain expertise to Red Oak and agreed to source and negotiate generic pharmaceutical supply contracts for both companies through Red Oak; however, Red Oak does not own or hold inventory on behalf of either company. No physical assets (e.g., property and equipment) were contributed to Red Oak by either company, and minimal funding was provided to capitalize Red Oak. The Company has determined that it is the primary beneficiary of this VIE because it has the ability to direct the activities of Red Oak. Consequently, the Company consolidates Red Oak in its consolidated financial statements within the Pharmacy & Consumer Wellness segment.

Cardinal is required to pay the Company quarterly payments, which began in October 2014 and will extend through June 2029. As milestones are met, the quarterly payments increase. The Company received $183 million from Cardinal during each of the years ended December 31, 2023, 2022 and 2021. The payments reduce the Company’s carrying value of inventory and are recognized in cost of products sold when the related inventory is sold.

Physician Groups
The Company has entered into management and/or administrative services agreements with affiliated physician practice organizations (the “Physician Groups”). Physician Groups employ healthcare providers, contract with managed care payors and deliver healthcare services to patients in the markets that the Company serves. Oak Street Health, MSO LLC (“OSH MSO”), a wholly owned subsidiary of the Company, provides management services to the Physician Groups. Activities include but are not limited to operational support of the centers, marketing, information technology infrastructure and the sourcing and managing of health plan contracts. The Company concluded that it has variable interests in the Physician Groups on the basis of its administrative service agreement, which includes the reimbursement of costs and a management fee payable to the Company from the Physician Groups for the management services provided, which are eliminated in consolidation. The Physician Groups are considered VIEs as additional support is needed to finance their operations. Neither shareholders, employees nor their designees have the individual power to direct the activities of the Physician Groups that significantly impact its economic performance. The success or failure of OSH MSO in performing the activities impacting the growth of patients and management of healthcare services of the Physicians Groups’ patient base is significant to the economic performance of the Physician Groups. Therefore, the Company is the primary beneficiary of the Physician Groups and, consequently, consolidates the Physician Groups in its consolidated financial statements within the Health Services segment.

Physician Groups VIE assets and liabilities included on the consolidated balance sheet at December 31, 2023 were as follows:

In millions	2023
Total assets	$1,515
Total liabilities	1,503
There are no restrictions on the Physician Groups’ assets or on the settlement of its liabilities. The assets of the Physician Groups are all current and can be used to settle obligations of the Company. The Physician Groups are included in the Company’s obligated group; thus, creditors of the Company have recourse to the assets owned by the Physician Groups. There are no liabilities for which creditors of the Physician Groups do not have recourse to the general credit of the Company. There are no restrictions placed on the retained earnings or net income of the Physician Groups with respect to potential dividend payments.

Physician Owned Entities
The Company’s consolidated VIEs include certain IHE related physician practices that require an individual physician to legally own the equity interests as certain state laws and regulations prohibit non-physician owned business entities from practicing medicine or employing licensed healthcare providers. The Company determined it was the primary beneficiary of these VIEs as it has the obligation to absorb the losses from and direct the activities of these operations. As a result, these VIEs are consolidated and any noncontrolling interest is not presented. The carrying amount of these VIEs’ assets and liabilities are not material to the consolidated balance sheets.

Accountable Care Organizations (“ACOs”)
The Company is the sole member of certain ACOs which are considered VIEs. CMS offers a Medicare Shared Savings Program (“MSSP”) to ACOs where the goal of the program is to reward the ACO participants when specific quality metrics are met and expenditures are lowered. The MSSPs have different risk models where the ACOs can either share in both savings and losses or share in only the savings. The governance structure of the VIEs does not provide the Company with the ultimate decision-making authority to direct the activities that most significantly impact the VIEs’ economic performance. For certain ACO VIEs, the Company is ultimately liable for losses incurred or is required to secure and have sole authority over all aspects of the repayment of any shared losses incurred in the program in exchange for a higher percentage of savings and, accordingly, the Company is taking on the risk to absorb losses, resulting in a financial responsibility to ensure that these VIEs operate as designed. For these VIEs, the Company has determined it is the primary beneficiary and therefore consolidates the results of these ACOs. The carrying amount of these VIEs’ assets and liabilities are not material to the consolidated balance sheets.

VIEs - Other Variable Interest Holder
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

Other variable interest holder VIE assets included in long-term investments on the consolidated balance sheets at December 31, 2023 and 2022 were as follows:

In millions	2023	2022
Hedge fund investments	$859	$589
Private equity investments	840	707
Real estate partnerships	319	241
Total	$2,018	$1,537

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of $59 million, $60 million and $52 million in the years ended December 31, 2023, 2022 and 2021, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

The Company has an equity method investment in Heartland Healthcare Services, LLC (“Heartland”), which previously operated LTC pharmacies. During the year ended December 31, 2023, Heartland ceased operations. Heartland paid the Company $35 million, $87 million and $79 million for pharmaceutical inventory purchases during the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, the Company performed certain collection functions for Heartland and then transferred those customer cash collections to Heartland. The Company’s investment in and equity in the earnings of Heartland for all periods presented is immaterial.

During the years ended December 31, 2022 and 2021, the Company made charitable contributions of $25 million and $50 million, respectively, to the CVS Health Foundation, a non-profit entity that focuses on health, education and community involvement programs. The charitable contributions were recorded as operating expenses in the consolidated statements of operations within the Corporate/Other segment for the years ended December 31, 2022 and 2021. The Company did not make any charitable contributions to the CVS Health Foundation during the year ended December 31, 2023.

Discontinued Operations

In connection with certain business dispositions completed between 1995 and 1997, the Company retained guarantees on store lease obligations for a number of former subsidiaries, including Linens ‘n Things and Bob’s Stores, each of which subsequently filed for bankruptcy. The Company’s loss from discontinued operations includes lease-related costs that the Company believes it will likely be required to satisfy pursuant to these lease guarantees. See “Lease Guarantees” in Note 18 ‘‘Commitments and Contingencies’’ for additional information.

Results from discontinued operations were immaterial for the years ended December 31, 2023, 2022 and 2021.

New Accounting Pronouncements Recently Adopted

Targeted Improvements to the Accounting for Long-Duration Insurance Contracts
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (Topic 944) (the “long-duration insurance standard”). This standard requires the Company to review cash flow assumptions for its long-duration insurance contracts at least annually and recognize the effect of changes in future cash flow assumptions in net income. This standard also requires the Company to update discount rate assumptions quarterly and recognize the effect of changes in these assumptions in other comprehensive income. The rate used to discount the Company’s liability for future policy benefits will be based on an estimate of the yield for an upper-medium grade fixed-income instrument with a duration profile matching that of the Company’s liabilities. In addition, this standard changes the amortization method for deferred acquisition costs and requires additional disclosures regarding the long duration insurance contract liabilities in the Company’s interim and annual financial statements.

The Company adopted this accounting standard on January 1, 2023, using the modified retrospective transition method as of January 1, 2021, also referred to as the “transition date”, for changes to its liabilities for future policy benefits, deferred acquisition costs and VOBA intangible asset. Upon adoption, the Company recorded a transition date net adjustment to reduce accumulated other comprehensive income (loss) by $986 million ($766 million after-tax) with a corresponding increase to its liability for future policy benefits, the majority of which is included within other insurance liabilities and other long-term liabilities on the consolidated balance sheets. The transition date net adjustment was a result of updating the rate used to discount the liabilities to reflect the yield for an upper-medium grade fixed-income instrument compared to the Company’s expected investment yield under the historical guidance. The Company was not required to record an adjustment to retained earnings on the transition date. Prior period financial information subsequent to the transition date has been revised to reflect the adoption of the long-duration insurance standard.

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

Impact of New Long-Duration Insurance Contracts Standard on Financial Statement Line Items
As a result of applying the long-duration insurance standard using a modified retrospective method, the following adjustments were made to amounts reported in the consolidated statement of operations for the years ended December 31, 2022 and 2021:

	Impact of Change in Accounting Policy
In millions	As Reported December 31, 2022	Adjustments	Adjusted December 31, 2022
Consolidated Statement of Operations:
Operating costs:
Health care costs	$71,281	$(208)	$71,073
Total operating costs	314,721	(208)	314,513
Operating income	7,746	208	7,954
Income before income tax provision	5,628	208	5,836
Income tax provision	1,463	46	1,509
Net income	4,165	162	4,327
Net income attributable to CVS Health	4,149	162	4,311
Net income per share attributable to CVS Health:
Basic	$3.16	$0.13	$3.29
Diluted	$3.14	$0.12	$3.26

	Impact of Change in Accounting Policy
In millions	As Reported December 31, 2021	Adjustments	Adjusted December 31, 2021
Consolidated Statement of Operations:
Operating costs:
Health care costs	$64,260	$(72)	$64,188
Operating expenses	37,066	(45)	37,021
Total operating costs	278,918	(117)	278,801
Operating income	13,193	117	13,310
Income before income tax provision	10,420	117	10,537
Income tax provision	2,522	26	2,548
Net income	7,898	91	7,989
Net income attributable to CVS Health	7,910	91	8,001
Net income per share attributable to CVS Health:
Basic	$6.00	$0.07	$6.07
Diluted	$5.95	$0.07	$6.02

As a result of applying the long-duration insurance standard using a modified retrospective method, the following adjustments were made to amounts reported in the consolidated balance sheet as of December 31, 2022:

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

As a result of applying the long-duration insurance standard using a modified retrospective method, the following adjustments were made to amounts reported in the consolidated statement of cash flows for the years ended December 31, 2022 and 2021:

	Impact of Change in Accounting Policy
In millions	As Reported December 31, 2022	Adjustments	Adjusted December 31, 2022
Consolidated Statement of Cash Flows:
Reconciliation of net income to net cash provided by operating activities:
Net income	$4,165	$162	$4,327
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,247	(23)	4,224
Deferred income taxes	(2,075)	46	(2,029)
Change in operating assets and liabilities, net of effects from acquisitions:
Other assets	(566)	75	(491)
Health care costs payable and other insurance liabilities	1,247	(255)	992
Other liabilities	6,468	(5)	6,463

	Impact of Change in Accounting Policy
In millions	As Reported December 31, 2021	Adjustments	Adjusted December 31, 2021
Consolidated Statement of Cash Flows:
Reconciliation of net income to net cash provided by operating activities:
Net income	$7,898	$91	$7,989
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,512	(26)	4,486
Deferred income taxes	(428)	26	(402)
Change in operating assets and liabilities, net of effects from acquisitions:
Other assets	(3)	(27)	(30)
Health care costs payable and other insurance liabilities	169	(68)	101
Other liabilities	2,852	4	2,856

New Accounting Pronouncements Not Yet Adopted

Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires the Company to disclose significant segment expenses that are regularly provided to the CODM and are included within each reported measure of segment operating results. The standard also requires the Company to disclose the total amount of any other items included in segment operating results which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. The Company adopted the standard on January 1, 2024 for fiscal year reporting and the standard will be effective for interim reporting periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The standard requires retrospective application to all prior periods presented. While the standard requires additional disclosures related to the Company’s reportable segments, the standard did not have any impact on the Company’s consolidated operating results, financial condition or cash flows as of the date of adoption.

Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. While the standard will require additional disclosures related to the Company’s income taxes, the standard is not expected have any impact on the Company’s consolidated operating results, financial condition or cash flows.

2.Acquisitions, Divestitures and Asset Sales

Oak Street Health Acquisition

On May 2, 2023 (the “Oak Street Health Acquisition Date”), the Company acquired 100% of the outstanding shares and voting interest of Oak Street Health for cash (“Oak Street Health Acquisition”). Under the terms of the merger agreement, Oak Street Health stockholders received $39.00 per share in cash. The Company financed the transaction with borrowings of $5.0 billion from a term loan agreement entered into on May 1, 2023 as described in Note 10 ‘‘Borrowings and Credit Agreements’’ and cash on hand. Oak Street Health is a leading multi-payor, senior focused value-based primary care company. Oak Street Health is included within the Health Services segment. The Company acquired Oak Street Health to advance its value-based care strategy and broaden its platform into primary care.

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

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values at the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

In millions
Cash and cash equivalents	$201
Investments	168
Accounts receivable	1,143
Other current assets	46
Property and equipment	180
Operating lease right-of-use assets	316
Goodwill	7,213
Intangible assets	4,233
Other long-term assets	7
Total assets acquired	13,507
Health care costs payable	1,098
Other current liabilities	444
Operating lease liabilities (current and long-term)	378
Debt (current and long-term)	1,028
Deferred income taxes	796
Other long-term liabilities	29
Total liabilities assumed	3,773
Noncontrolling interests	66
Total consideration transferred	$9,668

The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. The most significant open items included the accounting for contingencies and the accounting for income taxes as management is awaiting additional information to complete its assessment of these matters. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of the Company’s purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material.

Goodwill
Goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the health services industry, the assembled workforce acquired, expected revenue and medical cost synergies, as well as operating efficiencies and cost savings. The preliminary valuation of goodwill was allocated to the Company’s business segments as follows:

In millions
Health Services	$6,936
Pharmacy & Consumer Wellness	156
Health Care Benefits	121
Total goodwill	$7,213

The amount of goodwill deductible for income tax purposes was not material.

Intangible Assets
The following table summarizes the fair values and weighted average useful lives for intangible assets acquired in the Oak Street Health Acquisition:

In millions, except weighted average useful life	Gross Fair Value	Weighted Average Useful Life (years)
Customer relationships (1)	$3,620	19.9
Technology	143	3.0
Trademark (definite-lived)	470	8.0
Total intangible assets	$4,233	18.0
_____________________________________________
(1) The substantial majority of the customer relationships intangible asset relates to relationships with health plan payors.

Deferred Income Taxes
The purchase price allocation includes net deferred tax liabilities of $796 million, primarily related to deferred tax liabilities established on the identifiable acquired intangible assets.

Consolidated Results of Operations
During the period from the Oak Street Health Acquisition Date through December 31, 2023, the Company’s consolidated results of operations included $2.1 billion of revenues and $520 million of operating losses, including $193 million of intangible asset amortization and $71 million of stock-based compensation, associated with the results of operations of Oak Street Health.

During the year ended December 31, 2023, the Company incurred transaction costs of $77 million associated with the Oak Street Health Acquisition, which were recorded in operating expenses.

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

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values at the date of acquisition. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

In millions
Cash and cash equivalents	$376
Accounts receivable	190
Other current assets (including restricted cash of $28)	147
Property and equipment	25
Goodwill	5,909
Intangible assets	1,920
Other long-term assets	23
Total assets acquired	8,590
Other current liabilities	606
Debt (current and long-term)	346
Deferred income taxes	259
Other long-term liabilities	26
Total liabilities assumed	1,237
Total consideration transferred	$7,353

The Company’s assessment of the fair value of assets acquired and liabilities assumed was finalized during the fourth quarter of 2023. Measurement period adjustments to assets acquired and liabilities assumed during the year ended December 31, 2023 were not material.

Goodwill
Goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the health services industry, the assembled workforce acquired, expected revenue and medical cost synergies, as well as operating efficiencies and cost savings. Goodwill was allocated to the Company’s business segments as follows:

In millions
Health Services	$3,406
Health Care Benefits	2,473
Pharmacy & Consumer Wellness	30
Total goodwill	$5,909

Approximately $1.7 billion of goodwill is deductible for income tax purposes.

Intangible Assets
The following table summarizes the fair values and weighted average useful lives for intangible assets acquired in the Signify Health Acquisition:

In millions, except weighted average useful life	Gross Fair Value	Weighted Average Useful Life (years)
Customer relationships	$1,810	16.7
Technology	50	3.0
Trademark (definite-lived)	60	5.0
Total intangible assets	$1,920	16.0

Deferred Income Taxes
The purchase price allocation includes net deferred tax liabilities of $259 million, primarily related to deferred tax liabilities established on the identifiable acquired intangible assets.

Consolidated Results of Operations
During the period from the Signify Health Acquisition Date through December 31, 2023, the Company’s consolidated results of operations included $797 million of revenues and $123 million of operating income, including $106 million of intangible asset amortization and $72 million of stock-based compensation, associated with the results of operations of Signify Health.

During the year ended December 31, 2023, the Company incurred transaction costs of $37 million associated with the Signify Health Acquisition, which were recorded in operating expenses.

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

During 2022, the carrying value of the LTC business was determined to be greater than its estimated fair value less costs to sell. Accordingly, the Company recorded total losses on assets held for sale of $2.5 billion during the year ended December 31, 2022. During the first quarter of 2023, an incremental loss on assets held for sale of $349 million was recorded to write-down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflects its estimated fair value less costs to sell. The loss on assets held for sale represents the write-down of long-lived assets and was recorded in the Company’s consolidated statement of operations within the Pharmacy & Consumer Wellness segment.

While the Company continues to evaluate strategic alternatives for the LTC business, during the third quarter of 2023, the Company determined it was no longer probable that a sale would be completed in the near term. At that time, the Company concluded that the LTC business no longer met the criteria to be classified as held for sale and, accordingly, the assets and liabilities associated with this business were reclassified to held and used at their respective fair values on the consolidated balance sheet.

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

Divestiture of PayFlex

In June 2022, the Company sold PayFlex for approximately $775 million. PayFlex provides services to employers, their employees, and their former employees in the areas of tax-advantaged account reimbursement administration (flexible spending, health reimbursement, health savings, transit and parking), Consolidated Omnibus Budget Reconciliation Act administration and special-member billing administration. The results of this business have historically been reported within the

Health Care Benefits segment. The Company recorded a pre-tax gain on the divestiture of $225 million in the year ended December 31, 2022, which is reflected as a reduction of operating expenses in the Company’s consolidated statement of operations within the Health Care Benefits segment.

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

International Health Care Benefits Renewal Rights Asset Sale

In May 2022, the Company sold the renewal rights of approximately 200,000 international medical members outside of the Americas, Thailand and India in connection with an Asset Purchase Agreement. As part of this agreement, the Company will introduce and help migrate these existing international medical members to the purchaser upon renewal. The migration process was completed during 2023. The Company ceased writing any new or renewal business for international medical members outside of the Americas during the fourth quarter of 2022. The consideration received related to this agreement was not material.

3.Restructuring Program

During the second quarter of 2023, the Company developed an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with the development of this plan and the recently completed acquisitions of Signify Health and Oak Street Health, the Company also conducted a strategic review of its various transformation initiatives and determined that it would terminate certain initiatives, including providing clinical trials services. In connection with the restructuring plan, during 2023, the Company recorded $507 million in pre-tax restructuring charges, comprised of $344 million of severance and employee-related costs associated with corporate workforce optimization, $152 million of asset impairment charges and an $11 million stock-based compensation charge associated with the impacted employees. These restructuring charges are reflected in the Corporate/Other segment. The severance and employee-related costs were recorded in accrued expenses and the asset impairments were recorded as a reduction of property and equipment, net, while the stock-based compensation charge was reflected as an adjustment to common stock and capital surplus on the consolidated balance sheet.

The following table shows the change in the severance and employee-related restructuring charge liability during the year ended December 31, 2023:

In millions	2023
Restructuring charge liability, beginning of the period	$—
Restructuring charges	344
Payments	(194)
Restructuring charge liability, end of the period	$150

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

As of December 31, 2023, the restructuring program was substantially complete.

4.Investments

Total investments at December 31, 2023 and 2022 were as follows:

	2023			2022
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$3,131	$18,582	$21,713	$2,718	$17,562	$20,280
Mortgage loans	128	1,183	1,311	55	989	1,044
Other investments	—	3,254	3,254	5	2,562	2,567
Total investments (1)	$3,259	$23,019	$26,278	$2,778	$21,113	$23,891
_____________________________________________
(1)Includes long-term investments of $17 million which were accounted for as assets held for sale and were included in assets held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

At December 31, 2023 and 2022, the Company held investments of $307 million and $331 million, respectively, related to the 2012 conversion of an existing group annuity contract from a participating to a non-participating contract. These investments are included in the total investments of large case pensions supporting non-experience-rated products. Although these investments are not accounted for as Separate Accounts assets, they are legally segregated and are not subject to claims that arise out of the Company’s business and only support future policy benefits obligations under that group annuity contract.

Debt Securities

Debt securities available for sale at December 31, 2023 and 2022 were as follows:

In millions	Gross Amortized Cost	Allowance for Credit Losses	Net Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Debt securities:
U.S. government securities	$2,071	$—	$2,071	$19	$(54)	$2,036
States, municipalities and political subdivisions	2,219	—	2,219	31	(35)	2,215
U.S. corporate securities	10,156	—	10,156	133	(446)	9,843
Foreign securities	2,593	—	2,593	41	(122)	2,512
Residential mortgage-backed securities	862	—	862	8	(60)	810
Commercial mortgage-backed securities	1,066	—	1,066	9	(100)	975
Other asset-backed securities	3,294	—	3,294	26	(18)	3,302
Redeemable preferred securities	21	—	21	—	(1)	20
Total debt securities (1)	$22,282	$—	$22,282	$267	$(836)	$21,713

December 31, 2022
Debt securities:
U.S. government securities	$2,074	$—	$2,074	$—	$(182)	$1,892
States, municipalities and political subdivisions	2,393	—	2,393	8	(129)	2,272
U.S. corporate securities	9,838	(3)	9,835	26	(903)	8,958
Foreign securities	2,780	(1)	2,779	15	(244)	2,550
Residential mortgage-backed securities	845	—	845	1	(89)	757
Commercial mortgage-backed securities	1,172	—	1,172	1	(155)	1,018
Other asset-backed securities	2,940	—	2,940	6	(136)	2,810
Redeemable preferred securities	25	—	25	—	(2)	23
Total debt securities (1)	$22,067	$(4)	$22,063	$57	$(1,840)	$20,280
_____________________________________________
(1)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At December 31, 2023, debt securities with a fair value of $592 million, gross unrealized capital gains of $10 million and gross unrealized capital losses of

$28 million, and at December 31, 2022, debt securities with a fair value of $609 million, gross unrealized capital gains of $3 million and gross unrealized capital losses of $59 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive loss.

The amortized cost and fair value of debt securities at December 31, 2023 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,244	$1,230
One year through five years	7,563	7,390
After five years through ten years	4,302	4,204
Greater than ten years	3,951	3,802
Residential mortgage-backed securities	862	810
Commercial mortgage-backed securities	1,066	975
Other asset-backed securities	3,294	3,302
Total	$22,282	$21,713

Mortgage-Backed and Other Asset-Backed Securities
All of the Company’s residential mortgage-backed securities at December 31, 2023 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government. At December 31, 2023, the Company’s residential mortgage-backed securities had an average credit quality rating of AA and a weighted average duration of 5.9 years.

The Company’s commercial mortgage-backed securities have underlying loans that are dispersed throughout the U.S. Significant market observable inputs used to value these securities include loss severity and probability of default. At December 31, 2023, these securities had an average credit quality rating of AAA and a weighted average duration of 5.4 years.

The Company’s other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans). Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default. At December 31, 2023, these securities had an average credit quality rating of AA and a weighted average duration of less than one year.

Summarized below are the debt securities the Company held at December 31, 2023 and 2022 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
December 31, 2023
Debt securities:
U.S. government securities	74	$194	$2	280	$891	$52	354	$1,085	$54
States, municipalities and political subdivisions	95	181	1	455	733	34	550	914	35
U.S. corporate securities	576	672	14	4,120	5,602	432	4,696	6,274	446
Foreign securities	160	243	4	964	1,407	118	1,124	1,650	122
Residential mortgage-backed securities	33	97	1	461	517	59	494	614	60
Commercial mortgage-backed securities	44	94	2	287	581	98	331	675	100
Other asset-backed securities	196	449	4	443	867	14	639	1,316	18
Redeemable preferred securities	4	2	—	8	18	1	12	20	1
Total debt securities	1,182	$1,932	$28	7,018	$10,616	$808	8,200	$12,548	$836

December 31, 2022
Debt securities:
U.S. government securities	519	$1,620	$164	35	$191	$18	554	$1,811	$182
States, municipalities and political subdivisions	859	1,370	95	196	322	34	1,055	1,692	129
U.S. corporate securities	5,193	6,537	622	1,479	1,822	281	6,672	8,359	903
Foreign securities	1,168	1,715	147	403	592	97	1,571	2,307	244
Residential mortgage-backed securities	452	464	39	91	257	50	543	721	89
Commercial mortgage-backed securities	288	611	69	187	381	86	475	992	155
Other asset-backed securities	1,008	1,893	88	391	694	48	1,399	2,587	136
Redeemable preferred securities	13	18	2	2	5	—	15	23	2
Total debt securities	9,500	$14,228	$1,226	2,784	$4,264	$614	12,284	$18,492	$1,840

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at December 31, 2023 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of December 31, 2023, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at December 31, 2023 were as follows:

	Supporting experience- rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$15	$—	$1,057	$16	$1,072	$16
One year through five years	128	3	4,504	226	4,632	229
After five years through ten years	87	7	1,925	172	2,012	179
Greater than ten years	137	14	2,090	220	2,227	234
Residential mortgage-backed securities	9	1	605	59	614	60
Commercial mortgage-backed securities	15	2	660	98	675	100
Other asset-backed securities	12	1	1,304	17	1,316	18
Total	$403	$28	$12,145	$808	$12,548	$836

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the years ended December 31, 2023 and 2022, the Company had the following activity in its mortgage loan portfolio:

In millions	2023	2022
New mortgage loans	$342	$356
Mortgage loans fully repaid	43	178
Mortgage loans foreclosed	—	—

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

Based upon the Company’s assessments at December 31, 2023 and 2022, the amortized cost basis of the Company’s mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2023	2022	2021	2020	2019	Prior	Total
December 31, 2023
1	$—	$—	$—	$—	$—	$11	$11
2 to 4	302	346	225	35	11	343	1,262
5 and 6	—	—	13	—	—	19	32
7	—	—	6	—	—	—	6
Total	$302	$346	$244	$35	$11	$373	$1,311

December 31, 2022
1		$—	$—	$—	$—	$15	$15
2 to 4		326	247	36	11	402	1,022
5 and 6		—	—	—	—	7	7
7		—	—	—	—	—	—
Total		$326	$247	$36	$11	$424	$1,044

At December 31, 2023 scheduled mortgage loan principal repayments were as follows:

In millions
2024	$128
2025	123
2026	179
2027	229
2028	300
Thereafter	352
Total	$1,311

Net Investment Income

Sources of net investment income for the years ended December 31, 2023, 2022 and 2021 were as follows:

In millions	2023	2022	2021
Debt securities	$841	$702	$634
Mortgage loans	59	51	55
Other investments	796	448	381
Gross investment income	1,696	1,201	1,070
Investment expenses	(46)	(43)	(47)
Net investment income (excluding net realized capital gains or losses)	1,650	1,158	1,023
Net realized capital gains (losses) (1)	(497)	(320)	176
Net investment income (2)	$1,153	$838	$1,199
_____________________________________________
(1)Net realized capital losses include yield-related impairment losses on debt securities of $152 million and are net of the reversal of previously recorded credit-related impairment losses on debt securities of $3 million in the year ended December 31, 2023. Net realized capital losses include yield-related impairment losses on debt securities of $143 million and credit-related impairment losses on debt securities of $13 million in the year ended December 31, 2022. Net realized capital gains are net of yield-related impairment losses on debt securities of $42 million for the year ended December 31, 2021. There were no credit-related impairment losses on debt securities in the year ended December 31, 2021.
(2)Net investment income includes $34 million, $35 million and $38 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to investments supporting experience-rated products.

Capital gains and losses recognized during the year ended December 31, 2023 related to investments in equity securities held as of December 31, 2023 were not material.

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses in the years ended December 31, 2023, 2022 and 2021 were as follows:

In millions	2023	2022	2021
Proceeds from sales	$5,031	$4,243	$3,572
Gross realized capital gains	9	24	72
Gross realized capital losses	420	177	14

5.Fair Value

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

The fair values of the Company’s Level 2 debt securities are obtained using models, such as matrix pricing, which use quoted market prices of debt securities with similar characteristics or discounted cash flows to estimate fair value. The

Company reviews these prices to ensure they are based on observable market inputs that include quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable that are not prices (such as interest rates and credit risks). The Company also reviews the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, the Company selects a sample of its Level 2 debt securities’ prices and compares them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, the Company’s internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. The Company obtained one price for each of its Level 2 debt securities and did not adjust any of those prices at December 31, 2023 or 2022.

The Company also values certain debt securities using Level 3 inputs. For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally. Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows. The Company did not have any broker quoted debt securities for the years ended December 31, 2023 and 2022. For some private placement securities, the Company’s internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds. Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

There were no financial liabilities measured at fair value on a recurring basis on the consolidated balance sheets at December 31, 2023 or 2022. Financial assets measured at fair value on a recurring basis on the consolidated balance sheets at December 31, 2023 and 2022 were as follows:

In millions	Level 1	Level 2	Level 3	Total
December 31, 2023
Cash and cash equivalents	$2,174	$6,022	$—	$8,196
Debt securities:
U.S. government securities	2,013	23	—	2,036
States, municipalities and political subdivisions	—	2,215	—	2,215
U.S. corporate securities	—	9,814	29	9,843
Foreign securities	—	2,512	—	2,512
Residential mortgage-backed securities	—	810	—	810
Commercial mortgage-backed securities	—	975	—	975
Other asset-backed securities	—	3,302	—	3,302
Redeemable preferred securities	—	20	—	20
Total debt securities	2,013	19,671	29	21,713
Equity securities	194	—	79	273
Total	$4,381	$25,693	$108	$30,182

December 31, 2022
Cash and cash equivalents (1)	$6,902	$6,049	$—	$12,951
Debt securities:
U.S. government securities	1,860	32	—	1,892
States, municipalities and political subdivisions	—	2,272	—	2,272
U.S. corporate securities	—	8,897	61	8,958
Foreign securities	—	2,542	8	2,550
Residential mortgage-backed securities	—	757	—	757
Commercial mortgage-backed securities	—	1,018	—	1,018
Other asset-backed securities	—	2,810	—	2,810
Redeemable preferred securities	—	23	—	23
Total debt securities	1,860	18,351	69	20,280
Equity securities	116	—	60	176
Total	$8,878	$24,400	$129	$33,407
_______________________________________
(1)Includes cash and cash equivalents of $6 million which were accounted for as assets held for sale and were included in assets held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

The changes in the balances of Level 3 financial assets during the year ended December 31, 2023 were as follows:

In millions	Commercial mortgage-backed securities	U.S. corporate securities	Foreign securities	Equity securities	Total
Beginning balance	$—	$61	$8	$60	$129
Net realized and unrealized capital losses:
Included in earnings	—	(8)	—	(2)	(10)
Included in other comprehensive income	—	1	—	—	1
Purchases	13	5	—	23	41
Sales	—	(1)	—	(2)	(3)
Transfers out of Level 3, net	(13)	(29)	(8)	—	(50)
Ending balance	$—	$29	$—	$79	$108

The change in net unrealized capital losses included in other comprehensive income associated with Level 3 financial assets which were held as of December 31, 2023 was $9 million during the year ended December 31, 2023.

The changes in the balances of Level 3 financial assets during the year ended December 31, 2022 were as follows:

In millions	States, municipalities and political subdivisions	U.S. corporate securities	Foreign securities	Other asset- backed securities	Equity securities	Total
Beginning balance	$5	$38	$10	$3	$55	$111
Net realized and unrealized capital losses:
Included in earnings	—	(8)	—		(1)	(9)
Included in other comprehensive loss	—	(5)	(2)	(2)	—	(9)
Purchases	—	36	—	30	29	95
Sales	(5)	—	—	(2)	(23)	(30)
Settlements	—	—	—	—	—	—
Transfers out of Level 3, net	—	—	—	(29)	—	(29)
Ending balance	$—	$61	$8	$—	$60	$129

The change in net unrealized capital losses included in other comprehensive loss associated with Level 3 financial assets which were held as of December 31, 2022 was $9 million during the year ended December 31, 2022.

The total gross transfers into (out of) Level 3 during the years ended December 31, 2023 and 2022 were as follows:

In millions	2023	2022
Gross transfers into Level 3	$—	$—
Gross transfers out of Level 3	(50)	(29)
Net transfers out of Level 3	$(50)	$(29)

Financial Instruments Not Measured at Fair Value on the Consolidated Balance Sheets

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the consolidated balance sheets at adjusted cost or contract value at December 31, 2023 and 2022 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
December 31, 2023
Assets:
Mortgage loans	$1,311	$—	$—	$1,274	$1,274
Equity securities (1)	534	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	1	—	—	1	1
Without a fixed maturity	312	—	—	279	279
Long-term debt	61,410	58,451	—	—	58,451

December 31, 2022
Assets:
Mortgage loans	$1,044	$—	$—	$978	$978
Equity securities (1)	411	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	3	—	—	3	3
Without a fixed maturity	332	—	—	305	305
Long-term debt (2)	52,257	47,653	—	—	47,653
______________________________________
(1)It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies. See Note 1 ‘‘Significant Accounting Policies’’ for additional information regarding the valuation of cost method investments.
(2)Includes long-term debt of $3 million which was accounted for as liabilities held for sale and was included in liabilities held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

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

Separate Accounts assets include debt and equity securities. The valuation methodologies used for these assets are similar to the methodologies described above in this Note 5 ‘‘Fair Value.’’ Separate Accounts assets also include investments in common/collective trusts that are carried at fair value. Common/collective trusts invest in other investment funds otherwise known as the underlying funds. The Separate Accounts’ interests in the common/collective trust funds are based on the fair values of the investments of the underlying funds and therefore are classified in Level 2. The assets in the underlying funds primarily consist of equity securities. Investments in common/collective trust funds are valued at their respective net asset value (“NAV”) per share/unit on the valuation date.

Separate Accounts financial assets at December 31, 2023 and 2022 were as follows:

	December 31, 2023				December 31, 2022
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2	$166	$—	$168	$2	$154	$—	$156
Debt securities	558	1,949	—	2,507	712	1,965	—	2,677
Common/collective trusts	—	529	—	529	—	480	—	480
Total (1)	$560	$2,644	$—	$3,204	$714	$2,599	$—	$3,313
_____________________________________
(1)Excludes $46 million of other receivables and $85 million of other payables at December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, the Company had no gross transfers of Separate Accounts financial assets into or out of Level 3.

6.Goodwill and Other Intangibles

Goodwill

Below is a summary of the changes in the carrying amount of goodwill by segment for the years ended December 31, 2023 and 2022:

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Total
Balance at December 31, 2021	$45,130	$23,615	$10,376	$79,121
Divestitures	(971)	—	—	(971)
Balance at December 31, 2022	44,159	23,615	10,376	78,150
Segment realignment	(109)	109	—	—
Acquisitions	2,594	10,342	186	13,122
Balance at December 31, 2023	$46,644	$34,066	$10,562	$91,272

During the year ended December 31, 2023, the increase in the carrying amount of goodwill was primarily driven by the acquisitions of Oak Street Health and Signify Health. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information. During 2023, the Company also realigned the composition of its segments to correspond with changes to its operating model and reflect how the CODM reviews information and manages the business as discussed in Note 1 “Significant Accounting Policies.” As a result of this realignment, the Company reallocated a portion of the goodwill balance associated with these movements from the Health Care Benefits segment to the Health Services segment based on a relative fair value approach.

During the year ended December 31, 2022, the decrease in the carrying amount of goodwill was primarily driven by the divestitures of bswift, PayFlex and the Thailand business. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

During the fourth quarter of 2023 and the third quarter of 2022, the Company performed its required annual impairment tests of goodwill. The results of these impairment tests indicated that there was no impairment of goodwill.

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

During 2021, the LTC reporting unit within the Pharmacy & Consumer Wellness segment continued to face challenges that impacted the Company’s ability to grow the LTC reporting unit’s business at the rate estimated when its 2020 goodwill impairment test was performed. These challenges included lower net facility admissions, net long-term care facility customer losses and the prolonged adverse impact of the COVID-19 pandemic and the emerging new variants, which resulted in more significant declines in occupancy rates experienced by the Company’s long-term care facility customers than previously anticipated. During the third quarter of 2021, LTC management updated their 2021 annual forecast and submitted their long-term plan which showed deterioration in the financial results for the remainder of 2021 and beyond. The Company utilized these updated projections in performing its annual impairment test, which indicated that the fair value of the LTC reporting unit was lower than its carrying value, resulting in a $431 million goodwill impairment charge in the third quarter of 2021. The fair value of the LTC reporting unit was determined using a combination of a discounted cash flow method and a market multiple method. As of December 31, 2021, there was no remaining goodwill balance in the LTC reporting unit.

At December 31, 2023 and 2022, cumulative goodwill impairments were $6.6 billion.

Intangible Assets

The following table is a summary of the Company’s intangible assets as of December 31, 2023 and 2022:

In millions, except weighted average life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (years)
2023
Trademarks (indefinite-lived)	$10,498	$—	$10,498	N/A
Customer contracts/relationships and covenants not to compete	26,784	(12,241)	14,543	14.2
Technology	1,253	(1,104)	149	3.0
Provider networks	4,203	(1,072)	3,131	20.0
Value of Business Acquired	590	(201)	389	20.0
Other	838	(314)	524	9.3
Total	$44,166	$(14,932)	$29,234	14.5

2022
Trademarks (indefinite-lived)	$10,498	$—	$10,498	N/A
Customer contracts/relationships and covenants not to compete	21,206	(10,668)	10,538	13.3
Technology	1,060	(1,060)	—	—
Provider networks	4,203	(862)	3,341	20.0
Value of Business Acquired	590	(174)	416	20.0
Other	302	(264)	38	12.4
Total (1)	$37,859	$(13,028)	$24,831	13.9
_____________________________________
(1)Includes intangible assets of $28 million which were accounted for as assets held for sale and were included in assets held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

During the year ended December 31, 2023, the increase in the customer contracts/relationships intangible assets was primarily related to relationships with health plan payors acquired in the Oak Street Health Acquisition and the Signify Health Acquisition. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

Amortization expense for intangible assets totaled $1.9 billion, $1.8 billion and $2.2 billion for the years ended December 31, 2023, 2022 and 2021, respectively. The projected annual amortization expense for the Company’s intangible assets for the next five years is as follows:

In millions
2024	$2,011
2025	1,964
2026	1,687
2027	1,580
2028	1,306

7.Leases

The Company leases most of its retail stores, mail order facilities and primary care centers, as well as certain distribution centers and corporate offices under operating or finance leases, typically with initial terms of 15 to 25 years. The Company also leases certain equipment and other assets under operating or finance leases, typically with initial terms of 3 to 10 years.

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

The following table is a summary of the components of net lease cost for the years ended December 31, 2023, 2022 and 2021:

In millions	2023	2022	2021
Operating lease cost	$2,532	$2,579	$2,633
Finance lease cost:
Amortization of right-of-use assets	84	79	62
Interest on lease liabilities	73	68	62
Total finance lease costs	157	147	124
Short-term lease costs	22	27	25
Variable lease costs	635	610	604
Less: sublease income	(63)	(61)	(59)
Net lease cost	$3,283	$3,302	$3,327

Supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021 was as follows:

In millions	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,756	$2,689	$2,714
Operating cash flows paid for interest portion of finance leases	73	68	62
Financing cash flows paid for principal portion of finance leases	70	62	50
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,132	591	1,254
Finance leases	(4)	232	278

Supplemental balance sheet information related to leases as of December 31, 2023 and 2022 is as follows:

In millions, except remaining lease term and discount rate	2023	2022
Operating leases:
Operating lease right-of-use assets (1)	$17,252	$17,928

Current portion of operating lease liabilities	$1,741	$1,699
Long-term operating lease liabilities	16,034	16,839
Total operating lease liabilities (2)	$17,775	$18,538

Finance leases:
Property and equipment, gross	$1,604	$1,608
Accumulated depreciation	(375)	(284)
Property and equipment, net	$1,229	$1,324

Current portion of long-term debt	$66	$59
Long-term debt	1,325	1,406
Total finance lease liabilities	$1,391	$1,465

Weighted average remaining lease term (in years)
Operating leases	11.4	12.2
Finance leases	17.3	19.4

Weighted average discount rate
Operating leases	4.5%	4.4%
Finance leases	5.0%	4.9%
_____________________________________________
(1)Includes operating lease right-of-use assets of $56 million which were accounted for as assets held for sale and were included in assets held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.
(2)Includes current portion of operating lease liabilities of $21 million and long-term operating lease liabilities of $39 million which were accounted for as liabilities held for sale and were included in liabilities held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

The following table summarizes the maturity of lease liabilities under finance and operating leases as of December 31, 2023:

In millions	Finance Leases	Operating Leases (1)	Total
2024	$143	$2,716	$2,859
2025	138	2,559	2,697
2026	130	2,369	2,499
2027	127	2,181	2,308
2028	124	2,024	2,148
Thereafter	1,446	11,004	12,450
Total lease payments (2)	2,108	22,853	24,961
Less: imputed interest	(717)	(5,078)	(5,795)
Total lease liabilities	$1,391	$17,775	$19,166
_____________________________________________
(1)Future operating lease payments have not been reduced by minimum sublease rentals of $289 million due in the future under noncancelable subleases.
(2)The Company leases pharmacy and clinic space from Target Corporation. Amounts related to such finance and operating leases are reflected above. Pharmacy lease amounts due in excess of the remaining estimated economic life of the buildings of approximately $2.1 billion are not reflected in this table since the estimated economic life of the buildings is shorter than the contractual term of the pharmacy lease arrangement.

Office Real Estate Optimization Charges
During the fourth quarter of 2022, the Company undertook an initiative to evaluate its corporate office real estate space in response to its new flexible work arrangement. As part of this initiative, the Company evaluated its current real estate space and changes in employee work arrangement requirements to ensure it had the appropriate space to support the business. As a result of this assessment, the Company determined that it would vacate and abandon certain leased corporate office spaces. Accordingly, in the three months ended December 31, 2022, the Company recorded office real estate optimization charges of $117 million, primarily consisting of $71 million related to operating lease right-of-use assets and $44 million related to property and equipment. During the year ended December 31, 2023, the Company recorded an incremental $46 million of office real estate optimization charges associated with this initiative, primarily consisting of $20 million related to operating lease right-of-use assets and $18 million related to property and equipment. The office real estate optimization charges were recorded within the Health Care Benefits, Corporate/Other and Health Services segments.

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

During the fourth quarter of 2021, the Company completed a strategic review of its retail business and announced the creation of new formats for its stores to continue to drive higher engagement with customers. As part of this review, the Company evaluated changes in population, consumer buying patterns and future health needs to ensure it has the right kinds of stores in the right locations for consumers and for the business. In connection with this initiative, on November 17, 2021, the Board of Directors of CVS Health Corporation (the “Board”) authorized the closing of approximately 900 retail stores, approximately 300 stores each year, between 2022 and 2024. As a result, management determined that there were indicators of impairment with respect to the impacted stores’ asset groups, including the associated operating lease right-of-use assets and property and equipment. A long-lived asset impairment test was performed during the fourth quarter of 2021 and the results of the impairment test indicated that the fair value of certain retail store asset groups was lower than their respective carrying values. Accordingly, in the three months ended December 31, 2021, the Company recorded a store impairment charge of approximately $1.4 billion, consisting of a write down of approximately $1.1 billion related to operating lease right-of-use assets and $261 million related to property and equipment, within the Pharmacy & Consumer Wellness segment. Subsequent to the impairment loss, the fair value of the associated operating lease right-of use assets and property and equipment were $356 million and $185 million, respectively.

8.Health Care Costs Payable

The following is information about incurred and cumulative paid health care claims development as of December 31, 2023, net of reinsurance, and the total IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. See Note 1 ‘‘Significant Accounting Policies’’ for information on how the Company estimates IBNR reserves and health care costs payable as well as changes to those methodologies, if any. The Company’s estimate of IBNR liabilities is primarily based on trend and completion factors. Claim frequency is not used in the calculation of the Company’s liability. In addition, it is impracticable to disclose claim frequency information for health care claims due to the Company’s inability to gather consistent claim frequency information across its multiple claims processing systems. Any claim frequency count disclosure would not be comparable across the Company’s different claim processing systems and would not be consistent from period to period based on the volume of claims processed through each system. As a result, health care claim count frequency is not included in the disclosures below.

The information about incurred and paid health care claims development for the year ended December 31, 2022 is presented as required unaudited supplemental information.

In millions	Incurred Health Care Claims, Net of Reinsurance For the Years Ended December 31,
Date of Service	2022	2023
	(Unaudited)
2022	$69,185	$68,540
2023		82,362
	Total	$150,902

In millions	Cumulative Paid Health Care Claims, Net of Reinsurance For the Years Ended December 31,
Date of Service	2022	2023
	(Unaudited)
2022	$59,570	$68,363
2023		72,175
	Total	$140,538
All outstanding liabilities for health care costs payable prior to 2022, net of reinsurance		171
Total outstanding liabilities for health care costs payable, net of reinsurance		$10,535

At December 31, 2023, the Company’s liabilities for IBNR plus expected development on reported claims totaled approximately $8.7 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims at December 31, 2023 related to the current calendar year.

The reconciliation of the December 31, 2023 health care net incurred and paid claims development tables to the health care costs payable liability on the consolidated balance sheet were as follows:

In millions	December 31, 2023
Short-duration health care costs payable, net of reinsurance	$10,535
Reinsurance recoverables	5
Insurance lines other than short duration	217
Other non-insurance health care costs payable	1,292
Total health care costs payable	$12,049

The following table shows the components of the change in health care costs payable during the years ended December 31, 2023, 2022 and 2021:

In millions	2023	2022	2021
Health care costs payable, beginning of period	$10,142	$8,678	$7,936
Less: Reinsurance recoverables	5	8	10
Less: Impact of discount rate on long-duration insurance reserves (1)	8	—	—
Health care costs payable, beginning of period, net	10,129	8,670	7,926
Acquisition, net	1,098	—	—
Add: Components of incurred health care costs
Current year	86,639	71,399	64,631
Prior years	(685)	(654)	(788)
Total incurred health care costs (2)	85,954	70,745	63,843
Less: Claims paid
Current year	75,529	61,640	56,323
Prior years	9,585	7,646	6,792
Total claims paid	85,114	69,286	63,115
Add: Premium deficiency reserve	—	—	16
Health care costs payable, end of period, net	12,067	10,129	8,670
Add: Reinsurance recoverables	5	5	8
Add: Impact of discount rate on long-duration insurance reserves (1)	(23)	8	—
Health care costs payable, end of period	$12,049	$10,142	$8,678
_____________________________________
(1)Reflects the difference between the current discount rate and the locked-in discount rate on long-duration insurance reserves which is recorded within accumulated other comprehensive loss on the consolidated balance sheets. Refer to Note 1 ‘‘Significant Accounting Policies’’ for further information related to the adoption of the long-duration insurance contracts accounting standard.
(2)Total incurred health care costs for the years ended December 31, 2023, 2022 and 2021 in the table above exclude $83 million, $79 million and $58 million, respectively, of benefit costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the consolidated balance sheets and $210 million, $249 million and $271 million, respectively, of benefit costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the consolidated balance sheets. The incurred health care costs for the year ended December 31, 2021 also exclude $16 million for premium deficiency reserves related to the Company’s Medicaid products.

The Company’s estimates of prior years’ health care costs payable decreased by $685 million, $654 million and $788 million in 2023, 2022 and 2021, respectively, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year. This development does not directly correspond to an increase in the Company’s operating results as these reductions were offset by estimated current period health care costs when the Company established the estimate of the current year health care costs payable.

9.Other Insurance Liabilities and Separate Accounts

Future Policy Benefits

The following tables show the components of the change in the liability for future policy benefits, which is included in other insurance liabilities and other long-term insurance liabilities on the consolidated balance sheets, during the years ended December 31, 2023 and 2022:

	2023
In millions	Large Case Pensions	Long-Term Care
Present value of expected net premiums (1)
Liability for future policy benefits, beginning of period - current discount rate		$300

Beginning liability for future policy benefits at original (locked-in) discount rate		$302
Effect of changes in cash flow assumptions		—
Effect of actual variances from expected experience		10
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate		312
Interest accrual (using locked-in discount rate)		15
Net premiums (actual)		(39)
Ending liability for future policy benefits at original (locked-in) discount rate		288
Effect of changes in discount rate assumptions		5
Liability for future policy benefits, end of period - current discount rate		$293

Present value of expected future policy benefits
Liability for future policy benefits, beginning of period - current discount rate	$2,253	$1,566

Beginning liability for future policy benefits at original (locked-in) discount rate	$2,425	$1,613
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(3)	8
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate	2,422	1,621
Issuances	8	—
Interest accrual (using locked-in discount rate)	97	82
Benefit payments (actual)	(276)	(71)
Ending liability for future policy benefits at original (locked-in) discount rate	2,251	1,632
Effect of changes in discount rate assumptions	(112)	8
Liability for future policy benefits, end of period - current discount rate	$2,139	$1,640

Net liability for future policy benefits	$2,139	$1,347
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, net of reinsurance recoverable	$2,139	$1,347
_____________________________________________
(1)The present value of expected net premiums is equivalent to the present value of expected gross premiums for the long-term care insurance contracts as net premiums are set equal to gross premiums.

	2022
In millions	Large Case Pensions	Long-Term Care
Present value of expected net premiums (1)
Liability for future policy benefits, beginning of period - current discount rate		$389

Beginning liability for future policy benefits at original (locked-in) discount rate		$323
Effect of changes in cash flow assumptions		(15)
Effect of actual variances from expected experience		18
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate		326
Interest accrual (using locked-in discount rate)		16
Net premiums (actual)		(40)
Ending liability for future policy benefits at original (locked-in) discount rate		302
Effect of changes in discount rate assumptions		(2)
Liability for future policy benefits, end of period - current discount rate		$300

Present value of expected future policy benefits
Liability for future policy benefits, beginning of period - current discount rate	$3,034	$1,991

Beginning liability for future policy benefits at original (locked-in) discount rate	$2,650	$1,480
Effect of changes in cash flow assumptions	—	99
Effect of actual variances from expected experience	(44)	18
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate	2,606	1,597
Issuances	4	—
Interest accrual (using locked-in discount rate)	106	80
Benefit payments (actual)	(291)	(64)
Ending liability for future policy benefits at original (locked-in) discount rate	2,425	1,613
Effect of changes in discount rate assumptions	(172)	(47)
Liability for future policy benefits, end of period - current discount rate	$2,253	$1,566

Net liability for future policy benefits	$2,253	$1,266
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, net of reinsurance recoverable	$2,253	$1,266
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

The amount of undiscounted expected gross premiums and expected future benefit payments for long-duration insurance liabilities as of December 31, 2023 and 2022 were as follows:

In millions	2023	2022
Large case pensions
Expected future benefit payments	$3,266	$3,539
Expected gross premiums	—	—

Long-term care
Expected future benefit payments	$3,224	$3,265
Expected gross premiums	414	437

The weighted-average interest rate used in the measurement of the long-duration insurance liabilities as of December 31, 2023 and 2022 were as follows:

	2023	2022
Large case pensions
Interest accretion rate	4.20%	4.20%
Current discount rate	4.93%	5.24%

Long-term care
Interest accretion rate	5.11%	5.11%
Current discount rate	5.08%	5.39%

The weighted-average durations (in years) of the long-duration insurance liabilities as of December 31, 2023 and 2022 were as follows:

	2023	2022
Large case pensions	7.3	7.4
Long-term care	12.1	12.6

Policyholders’ Funds

The following table shows the components of the change in policyholders’ funds related to long-duration insurance contracts, which are included in policyholders’ funds and other long-term liabilities on the consolidated balance sheets, during the years ended December 31, 2023 and 2022:

In millions, except weighted average crediting rate	2023	2022
Policyholders’ funds, beginning of the period	$345	$522
Deposits received	—	13
Policy charges	(2)	(2)
Surrenders and withdrawals	(35)	(31)
Interest credited	9	11
Change in net unrealized gains (losses)	39	(148)
Other	(24)	(20)
Policyholders’ funds, end of the period	$332	$345

Weighted average crediting rate	4.32%	4.72%

Net amount at risk	$—	$—

Cash surrender value	$313	$339

Separate Accounts

The following table shows the fair value of assets, by major investment category, supporting Separate Accounts as of December 31, 2023 and 2022:

In millions	2023	2022
Cash and cash equivalents	$168	156
Debt securities:
U.S. government securities	573	717
States, municipalities and political subdivisions	28	27
U.S. corporate securities	1,632	1,667
Foreign securities	202	201
Residential mortgage-backed securities	51	41
Commercial mortgage-backed securities	6	6
Other asset-backed securities	15	18
Total debt securities	2,507	2,677
Common/collective trusts	529	480
Total (1)	$3,204	$3,313
_____________________________________________
(1)Excludes $46 million of other receivables and $85 million of other payables at December 31, 2023 and 2022, respectively.

The following table shows the components of the change in Separate Accounts liabilities during the years ended December 31, 2023 and 2022:

In millions	2023	2022
Separate Accounts liability, beginning of the period	$3,228	$5,087
Premiums and deposits	860	853
Surrenders and withdrawals	(9)	(581)
Benefit payments	(938)	(947)
Investment earnings	100	(1,130)
Net transfers from general account	7	9
Other	2	(63)
Separate Accounts liability, end of the period	$3,250	$3,228

Cash surrender value, end of the period	$2,181	$2,087

The Company did not recognize any gains or losses on assets transferred to Separate Accounts during the years ended December 31, 2023 or 2022.

10.Borrowings and Credit Agreements
The following table is a summary of the Company’s borrowings as of December 31, 2023 and 2022:

In millions	2023	2022
Short-term debt
Commercial paper	$200	$—
Long-term debt
2.8% senior notes due June 2023	—	1,300
4% senior notes due December 2023	—	414
3.375% senior notes due August 2024	650	650
2.625% senior notes due August 2024	1,000	1,000
3.5% senior notes due November 2024	750	750
5% senior notes due December 2024 (1)	299	299
4.1% senior notes due March 2025	950	950
3.875% senior notes due July 2025	2,828	2,828
5% senior notes due February 2026	1,500	—
2.875% senior notes due June 2026	1,750	1,750
3% senior notes due August 2026	750	750
3.625% senior notes due April 2027	750	750
6.25% senior notes due June 2027	372	372
1.3% senior notes due August 2027	2,250	2,250
4.3% senior notes due March 2028	5,000	5,000
5% senior notes due January 2029	1,000	—
3.25% senior notes due August 2029	1,750	1,750
5.125% senior notes due February 2030	1,500	—
3.75% senior notes due April 2030	1,500	1,500
1.75% senior notes due August 2030	1,250	1,250
5.25% senior notes due January 2031	750	—
1.875% senior notes due February 2031	1,250	1,250
2.125% senior notes due September 2031	1,000	1,000
5.25% senior notes due February 2033	1,750	—
5.3% senior notes due June 2033	1,250	—
4.875% senior notes due July 2035	652	652
6.625% senior notes due June 2036	771	771
6.75% senior notes due December 2037	533	533
4.78% senior notes due March 2038	5,000	5,000
6.125% senior notes due September 2039	447	447
4.125% senior notes due April 2040	1,000	1,000
2.7% senior notes due August 2040	1,250	1,250
5.75% senior notes due May 2041	133	133
4.5% senior notes due May 2042	500	500
4.125% senior notes due November 2042	500	500
5.3% senior notes due December 2043	750	750
4.75% senior notes due March 2044	375	375
5.125% senior notes due July 2045	3,500	3,500
3.875% senior notes due August 2047	1,000	1,000
5.05% senior notes due March 2048	8,000	8,000
4.25% senior notes due April 2050	750	750
5.625% senior notes due February 2053	1,250	—
5.875% senior notes due June 2053	1,250	—

6% senior notes due June 2063	750	—
Finance lease liabilities	1,391	1,465
Other	309	314
Total debt principal	62,160	52,753
Debt premiums	186	200
Debt discounts and deferred financing costs	(736)	(696)
	61,610	52,257
Less:
Short-term debt (commercial paper)	(200)	—
Current portion of long-term debt	(2,772)	(1,778)
Long-term debt (1)	$58,638	$50,479
__________________________________________
(1)Includes long-term debt of $3 million which was accounted for as liabilities held for sale and was included in liabilities held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

The following is a summary of the Company’s required repayments of long-term debt principal due during each of the next five years and thereafter, as of December 31, 2023:

In millions
2024	$2,705
2025	3,785
2026	4,008
2027	3,379
2028	5,007
Thereafter	41,685
Subtotal	60,569
Commercial paper	200
Finance lease liabilities (1)	1,391
Total debt principal	$62,160
_____________________________________________
(1)See Note 7 ‘‘Leases’’ for a summary of maturities of the Company’s finance lease liabilities.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company had $200 million of commercial paper outstanding at a weighted average interest rate of 4.31% as of December 31, 2023. The Company did not have any commercial paper outstanding as of December 31, 2022. In connection with its commercial paper program, the Company maintains a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2025, a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2026, and a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2027. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of December 31, 2023 and 2022, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

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

FHLBB
A subsidiary of the Company is a member of the FHLBB. As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of December 31, 2023 was approximately $1.0 billion. At both December 31, 2023 and 2022, there were no outstanding advances from the FHLBB.

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

Oak Street Health Convertible Notes
Prior to the Oak Street Health Acquisition, Oak Street Health held 0% convertible senior notes with an aggregate principal amount of $920 million (the “Convertible Notes”), which were assumed by the Company in connection with the Oak Street Health Acquisition. The Oak Street Health Acquisition constituted a fundamental change in the Convertible Notes giving the holders the right to require the Company to repurchase the Convertible Notes. The repurchase price was an amount in cash equal to 100% of the principal amount of the Convertible Notes. On May 31, 2023, the Company issued a notice of repurchase to the holders of the Convertible Notes. In connection with this notice, $917 million of the Convertible Notes were submitted for repurchase and settled on July 21, 2023. Substantially all of the remaining $3 million of the Convertible Notes were submitted for repurchase and settled on October 20, 2023.

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

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of December 31, 2023, the Company was in compliance with all of its debt covenants.

11.Pension Plans and Other Postretirement Benefits

Defined Contribution Plans

As of December 31, 2023, the Company sponsors several active 401(k) savings plans that cover all employees who meet plan eligibility requirements.

The Company makes matching contributions consistent with the provisions of the respective plans. At the participant’s option, account balances, including the Company’s matching contribution, can be invested among various investment options under each plan. The CVS Health Future Fund 401(k) Plan offers CVS Health Corporation’s common stock fund as an investment option. The Company also maintains nonqualified, unfunded deferred compensation plans for certain key employees. The plans provide participants the opportunity to defer portions of their eligible compensation and for certain nonqualified plans, participants receive matching contributions equivalent to what they could have received under the CVS Health Future Fund 401(k) Plan absent certain restrictions and limitations under the Internal Revenue Code. The Company’s contributions under its defined contribution plans were $581 million, $567 million and $552 million in the years ended December 31, 2023, 2022 and 2021, respectively.

Defined Benefit Pension Plans

The Company sponsors a tax-qualified defined benefit pension plan that was frozen in 2010 and a nonqualified supplemental pension plan that was frozen in 2007. The Company also sponsors several other defined benefit pension plans that are unfunded nonqualified supplemental retirement plans.

Pension Benefit Obligation and Plan Assets
The following tables outline the change in pension benefit obligation and plan assets over the specified periods:

In millions	2023	2022
Change in benefit obligation:
Benefit obligation, beginning of year	$4,740	$6,009
Interest cost	231	132
Actuarial loss (gain)	145	(1,011)
Benefit payments	(380)	(387)
Settlements	—	(3)
Benefit obligation, end of year	4,736	4,740

Change in plan assets:
Fair value of plan assets, beginning of year	5,346	6,677
Actual return on plan assets	389	(968)
Employer contributions	24	27
Benefit payments	(380)	(387)
Settlements	—	(3)
Fair value of plan assets, end of year	5,379	5,346

Funded status	$643	$606

The change in the pension benefit obligation during the years ended December 31, 2023 and 2022 was primarily driven by the change in the discount rate during each respective period.

The assets (liabilities) recognized on the consolidated balance sheets at December 31, 2023 and 2022 for the defined benefit pension plans consisted of the following:

In millions	2023	2022
Noncurrent assets reflected in other assets	$856	$827
Current liabilities reflected in accrued expenses	(24)	(24)
Noncurrent liabilities reflected in other long-term liabilities	(189)	(197)
Net assets	$643	$606

Net Periodic Benefit Cost (Income)
The components of net periodic benefit cost (income) for the years ended December 31, 2023, 2022 and 2021 are shown below:

In millions	2023	2022	2021
Components of net periodic benefit cost (income):
Interest cost	$231	$132	$110
Expected return on plan assets	(326)	(309)	(317)
Amortization of net actuarial loss	1	3	5
Settlement losses	—	1	16
Net periodic benefit cost (income)	$(94)	$(173)	$(186)

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

Expected Return on Plan Assets - The expected long-term rate of return on plan assets is determined by using the plan’s target allocation and return expectations based on many factors including forecasted long-term capital market real returns and the inflationary outlook on a plan by plan basis. See “Pension Plan Assets” below for additional details regarding the pension plan assets as of December 31, 2023 and 2022.

The Company also considers other assumptions including mortality, interest crediting rate, termination and retirement rates, and cost of living adjustments.

The Company determined its benefit obligation based on the following weighted average assumptions as of December 31, 2023 and 2022:

	2023	2022
Discount rate	5.0%	5.2%

The Company determined its net periodic benefit cost (income) based on the following weighted average assumptions for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Discount rate	5.1%	2.3%	1.8%
Expected long-term rate of return on plan assets	6.3%	4.8%	4.8%

Pension Plan Assets
The Company’s pension plan assets primarily include debt and equity securities held in separate accounts, common/collective trusts and real estate investments. The valuation methodologies used to value these debt and equity securities and common/collective trusts are similar to the methodologies described in Note 5 “Fair Value.” Pension plan assets also include investments in other assets that are carried at fair value. The following is a description of the valuation methodologies used to value real estate investments and these additional investments, including the general classification pursuant to the fair value hierarchy.

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

Pension plan assets with changes in fair value measured on a recurring basis at December 31, 2023 were as follows:

In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12	$69	$—	$81
Debt securities:
U.S. government securities	518	4	—	522
States, municipalities and political subdivisions	—	94	—	94
U.S. corporate securities	—	2,649	—	2,649
Foreign securities	—	106	—	106
Residential mortgage-backed securities	—	17	—	17
Commercial mortgage-backed securities	—	9	—	9
Other asset-backed securities	—	8	—	8
Redeemable preferred securities	—	1	—	1
Total debt securities	518	2,888	—	3,406
Equity securities:
U.S. domestic	150	—	—	150
International	34	—	—	34
Total equity securities	184	—	—	184
Other investments:
Real estate	—	—	290	290
Common/collective trusts (1)	—	405	—	405
Derivatives	—	(14)	—	(14)
Total other investments	—	391	290	681
Total pension investments (2)	$714	$3,348	$290	$4,352
_____________________________________________
(1)The assets in the underlying funds of common/collective trusts consist of $114 million of equity securities and $291 million of debt securities.
(2)Excludes $314 million of other receivables as well as $461 million of private equity limited partnership investments and $252 million of hedge fund limited partnership investments as these amounts are measured at NAV per share or an equivalent and are not subject to leveling within the fair value hierarchy.

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

The changes in the balances of Level 3 pension plan assets during the year ended December 31, 2023 were as follows:

In millions	Real estate
Beginning balance	$325
Actual return on plan assets	(23)
Purchases, sales and settlements	(12)
Transfers out of Level 3	—
Ending balance	$290

The changes in the balances of Level 3 pension plan assets during the year ended December 31, 2022 were as follows:

In millions	Real estate
Beginning balance	$378
Actual return on plan assets	21
Purchases, sales and settlements	(74)
Transfers out of Level 3	—
Ending balance	$325

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

At December 31, 2023, target investment allocations for the Company’s pension plan were: 12% in equity securities, 77% in fixed income and debt securities, 5% in real estate, 3% in private equity limited partnerships and 3% in hedge funds. Actual asset allocations may differ from target allocations due to tactical decisions to overweight or underweight certain assets or as a result of normal fluctuations in asset values. Asset allocations are consistent with stated investment policies and, as a general rule, periodically rebalanced back to target asset allocations. Asset allocations and investment performance are formally reviewed periodically throughout the year by the pension plan’s Investment Subcommittee. Forecasting of asset and liability growth is performed at least annually.

Cash Flows
The Company generally contributes to its tax-qualified pension plan based on minimum funding requirements determined under applicable federal laws and regulations. Employer contributions related to the nonqualified supplemental pension plans generally represent payments to retirees for current benefits. The Company contributed $24 million, $27 million and $78 million to its pension plans during 2023, 2022 and 2021, respectively. No contributions are required for the tax-qualified pension plan in 2024. The Company expects to make an immaterial amount of contributions for all other pension plans in 2024.

The Company estimates the following future benefit payments, which are calculated using the same actuarial assumptions used to measure the pension benefit obligation as of December 31, 2023:

In millions
2024	$393
2025	388
2026	384
2027	380
2028	378
2029-2033	1,746

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

None of the multiemployer pension plans in which the Company participates are individually significant to the Company. The Company’s contributions to multiemployer pension plans were $19 million, $20 million and $19 million in 2023, 2022 and 2021, respectively.

Other Postretirement Benefits

The Company provides postretirement health care and life insurance benefits to certain retirees who meet eligibility requirements. The Company’s funding policy is generally to pay covered expenses as they are incurred. For retiree medical plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates. As of December 31, 2023 and 2022, the Company’s other postretirement benefits had an accumulated postretirement benefit obligation of $155 million and $159 million, respectively. Net periodic benefit costs related to these other postretirement benefits were $6 million, $4 million and $4 million in 2023, 2022 and 2021, respectively.

The Company estimates the following future benefit payments, which are calculated using the same actuarial assumptions used to measure the accumulated other postretirement benefit obligation as of December 31, 2023:

In millions
2024	$12
2025	12
2026	12
2027	12
2028	12
2029-2033	58

Pursuant to various collective bargaining agreements, the Company also contributes to multiemployer health and welfare plans that cover certain union-represented employees. The plans provide postretirement health care and life insurance benefits to certain employees who meet eligibility requirements. The Company’s contributions to multiemployer health and welfare plans totaled $60 million, $62 million and $60 million in 2023, 2022 and 2021, respectively.

12.Income Taxes

The income tax provision consisted of the following for the years ended December 31, 2023, 2022 and 2021:

In millions	2023	2022	2021
Current:
Federal	$2,819	$2,803	$2,285
State	662	735	665
	3,481	3,538	2,950
Deferred:
Federal	(537)	(1,526)	(282)
State	(139)	(503)	(120)
	(676)	(2,029)	(402)
Total	$2,805	$1,509	$2,548

The following table is a reconciliation of the statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.7	3.2	4.1
Legal charges	—	3.4	—
Basis difference upon disposition of subsidiary	—	1.6	—
Prior year refunds and unrecognized tax benefits	—	(2.6)	(1.2)
Other	0.4	(0.7)	0.3
Effective income tax rate	25.1%	25.9%	24.2%

The following table is a summary of the components of the Company’s deferred income tax assets and liabilities as of December 31, 2023 and 2022:

In millions	2023	2022
Deferred income tax assets:
Lease and rents	$5,059	$5,242
Legal charges	1,205	1,260
Inventory	94	103
Employee benefits	168	153
Bad debts and other allowances	606	480
Net operating loss and capital loss carryforwards	409	266
Deferred income	62	66
Insurance reserves	356	319
Investments	56	293
Other	372	335
Valuation allowance	(385)	(532)
Total deferred income tax assets (1)	8,002	7,985
Deferred income tax liabilities:
Retirement benefits	112	92
Lease and rents	4,469	4,639
Depreciation and amortization	7,732	7,139
Total deferred income tax liabilities	12,313	11,870
Net deferred income tax liabilities	$4,311	$3,885
_____________________________________________
(1)Includes deferred income tax assets of $131 million which were accounted for as assets held for sale and were included in assets held for sale on the consolidated balance sheet at December 31, 2022. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

When evaluating the realizability of deferred tax assets, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and the Company’s recent operating results. The Company established a valuation allowance of $385 million and $532 million as of December 31, 2023 and 2022, respectively, because it does not consider it more likely than not that certain deferred tax assets will be recovered.

As of December 31, 2023, the Company had net operating and capital loss carryovers of $409 million, a portion of which has an indefinite carryforward period, while the remainder expires between 2024 and 2043.

A reconciliation of the beginning and ending balance of unrecognized tax benefits in 2023, 2022 and 2021 is as follows:

In millions	2023	2022	2021
Beginning balance	$446	$782	$768
Additions based on tax positions related to the current year	2	5	3
Additions based on tax positions related to prior years	46	42	52
Reductions for tax positions of prior years	(24)	(166)	(33)
Expiration of statutes of limitation	(34)	(4)	(1)
Settlements	—	(213)	(7)
Ending balance	$436	$446	$782

CVS Health Corporation and most of its subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and local jurisdictions. The IRS has completed its examinations of the Company’s consolidated U.S. federal income tax returns for tax years through 2016, 2018 and 2019. The IRS has substantially completed its examination of the Company’s consolidated U.S. federal income tax return for tax year 2017.

CVS Health Corporation and its subsidiaries are also currently under income tax examinations by a number of state and local tax authorities. As of December 31, 2023, no examination has resulted in any proposed adjustments that would result in a material change to the Company’s operating results, financial condition or liquidity.

Substantially all material state and local income tax matters have been concluded for fiscal years through 2015. Certain state exams are likely to be concluded and certain state statutes of limitations will lapse in 2024, but the change in the balance of the Company’s uncertain tax positions is projected to be immaterial. In addition, it is reasonably possible that the Company’s unrecognized tax benefits could change within the next twelve months due to the anticipated conclusion of various examinations with the IRS for certain previous years. An estimate of the range of the possible change cannot be made at this time.

The Company records interest expense related to unrecognized tax benefits and penalties in the income tax provision. The Company accrued interest expense of approximately $31 million, $29 million and $40 million in 2023, 2022 and 2021, respectively. The Company had approximately $134 million and $112 million accrued for interest and penalties as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate is approximately $330 million, after considering the federal benefit of state income taxes.

13.Stock Incentive Plans

The terms of the CVS Health 2017 Incentive Compensation Plan (“ICP”) provide for grants of annual incentive and long-term performance awards to executive officers and other officers and employees of the Company or any subsidiary of the Company, as well as equity compensation to outside directors of CVS Health Corporation. Payment of such annual incentive and long-term performance awards will be in cash, stock, other awards or other property, at the discretion of the Management Planning and Development Committee (the “MP&D Committee”) of the Board. The ICP allows for a maximum of 58 million shares of CVS Health Corporation common stock to be reserved and available for grants. As of December 31, 2023, there were approximately 11 million shares of CVS Health Corporation common stock available for future grants under the ICP.

As of the Oak Street Health Acquisition Date, Oak Street Health common stock subject to awards outstanding under the Oak Street Health, Inc. Omnibus Incentive Plan (the “Oak Street Health Plan”) was converted into approximately 3.9 million shares of CVS Health Corporation underlying replacement equity awards. In addition, in accordance with the merger agreement, shares which were available for future issuance under the Oak Street Health Plan were converted into approximately 7 million shares of CVS Health common stock which were reserved and available for issuance pursuant to future awards as of December 31, 2023.

As of the Signify Health Acquisition Date, Signify Health common stock subject to awards outstanding under the Signify Health, Inc. 2021 Long-Term Incentive Plan (the “Signify Plan”) was converted into approximately 3.2 million shares of CVS Health Corporation underlying replacement equity awards. In addition, in accordance with the merger agreement, shares which were available for future issuance under the Signify Plan were converted into approximately 9 million shares of CVS Health common stock which were reserved and available for issuance pursuant to future awards as of December 31, 2023.

Stock-Based Compensation Expense

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the stock award (generally three to five years) using the straight-line method. The following table is a summary of stock-based compensation for the years ended December 31, 2023, 2022 and 2021:

In millions	2023	2022	2021
Restricted stock units and performance stock units	$497	$369	$404
Stock options and stock appreciation rights (“SARs”) (1)	91	78	80
Total stock-based compensation (2)	$588	$447	$484
_____________________________________________
(1)Includes the Employee Stock Purchase Plan (“ESPP”).
(2)Total stock-based compensation for the year ended December 31, 2023 included $71 million and $72 million of post-combination expense associated with replacement equity awards granted in connection with the Oak Street Health and Signify Health acquisitions, respectively.

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

As of December 31, 2023, there was $790 million of total unrecognized compensation cost related to the Company’s restricted stock units and performance stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock units vested during 2023, 2022 and 2021 was $525 million, $328 million and $406 million, respectively.

The following table is a summary of the restricted stock unit and performance stock unit activity for the year ended December 31, 2023:

In thousands, except weighted average grant date fair value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	12,681	$80.25
Granted (1)	13,918	$71.06
Vested (2)	(7,346)	$71.46
Forfeited	(2,259)	$71.78
Outstanding at end of year, nonvested	16,994	$77.65
_____________________________________________
(1)Includes 3.9 million and 1.8 million restricted stock replacement equity awards granted in connection with the Oak Street Health and Signify Health acquisitions, respectively.
(2)Vested performance stock units have been included at target level performance. Based on actual performance, the number of restricted stock units and performance stock units vested during the year ended December 31, 2023 was 7.8 million.

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

All unvested Aetna SARs outstanding upon the acquisition of Aetna were converted into replacement CVS Health Corporation SARs. The replacement SARs granted are settled in CVS Health Corporation common stock, net of taxes, based on the appreciation of the stock price on the exercise date over the market price on the date of grant. The fair value of SARs is estimated using the Black-Scholes option pricing model, and stock-based compensation is recognized on a straight-line basis over the requisite service period. SARs generally become exercisable over a three-year period from the grant date. SARs generally expire ten years after the grant date. No SARs have been granted subsequent to the acquisition of Aetna.

The following table is a summary of stock option and SAR activity that occurred for the years ended December 31, 2023, 2022 and 2021:

In millions	2023	2022	2021
Cash received from stock options exercised (including ESPP)	$277	$551	$549
Payments for taxes for net share settlement of equity awards	181	370	168
Intrinsic value of stock options and SARs exercised	31	118	105
Fair value of stock options and SARs vested	227	219	224

The fair value of each stock option is estimated using the Black-Scholes option pricing model based on the following assumptions at the time of grant:

	2023	2022	2021
Dividend yield (1)	3.27%	2.18%	2.68%
Expected volatility (2)	28.15%	27.34%	27.10%
Risk-free interest rate (3)	3.55%	2.46%	1.13%
Expected life (in years) (4)	5.9	6.3	6.3
Weighted-average grant date fair value	$21.78	$24.15	$14.57
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

As of December 31, 2023, unrecognized compensation expense related to unvested stock options totaled $58 million, which the Company expects to be recognized over a weighted-average period of 2.0 years. After considering anticipated forfeitures, the Company expects approximately 7 million of the unvested stock options to vest over the requisite service period.

The following table is a summary of the Company’s stock option and SAR activity for the year ended December 31, 2023:

In thousands, except weighted average exercise price and remaining contractual term	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	15,040	$73.15
Granted (1)	4,595	$63.06
Exercised	(1,652)	$50.03
Forfeited	(624)	$76.74
Expired	(2,233)	$102.47
Outstanding at end of year	15,126	$68.13	5.21	$203,645
Exercisable at end of year	7,785	$63.64	3.35	130,509
Vested at end of year and expected to vest in the future	14,793	$67.95	5.14	201,439
_____________________________________________
(1)Includes 1.4 million stock option replacement equity awards granted in connection with the Signify Health acquisition.

ESPP

The Company’s ESPP provides for the purchase of up to 60 million shares of CVS Health Corporation common stock. Under the ESPP, eligible employees may purchase common stock at the end of each six month offering period at a purchase price equal to 90% of the lower of the fair market value on the first day or the last day of the offering period. During 2023, approximately 3 million shares of common stock were purchased under the provisions of the ESPP at an average price of

$70.99 per share. As of December 31, 2023, approximately 26 million shares of common stock were available for issuance under the ESPP.

The fair value of stock-based compensation associated with the ESPP is estimated on the date of grant (the first day of the six-month offering period) using the Black-Scholes option pricing model.

The following table is a summary of the assumptions used to value the ESPP awards for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Dividend yield (1)	1.54%	1.12%	1.34%
Expected volatility (2)	25.61%	23.54%	25.27%
Risk-free interest rate (3)	5.17%	1.42%	0.08%
Expected life (in years) (4)	0.5	0.5	0.5
Weighted-average grant date fair value	$14.26	$16.25	$12.55
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

14.Shareholders’ Equity

Share Repurchases

The following share repurchase programs have been authorized by the Board:

In billions Authorization Date	Authorized	Remaining as of December 31, 2023
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	4.5

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

During the years ended December 31, 2023 and 2022, the Company repurchased an aggregate of 22.8 million shares of common stock for approximately $2.0 billion and an aggregate of 34.1 million shares of common stock for approximately $3.5 billion, respectively, both pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below. During the year ended December 31, 2021, the Company did not repurchase any shares of common stock.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $3.0 billion fixed dollar ASR with Morgan Stanley & Co. LLC (“Morgan Stanley”). Upon payment of the $3.0 billion purchase price on January 4, 2024, the Company received a number of shares of CVS Health Corporation’s common stock equal to 85% of the $3.0 billion notional amount of the ASR or approximately 31.4 million shares at a price of $81.19 per share, which were placed into treasury stock in January 2024. At the conclusion of the ASR, the Company may receive additional shares representing the remaining 15% of the $3.0 billion notional amount. The ultimate number of shares the Company may receive will depend on the daily volume-weighted average price of the Company’s stock over an averaging period, less a discount. It is also possible, depending on such weighted average price, that the Company will have an obligation to Morgan Stanley which, at the Company’s option, could be settled in additional cash or by issuing shares. Under the terms of the ASR, the maximum number of shares that could be delivered to the Company is 73.9 million.

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

Dividends

The quarterly cash dividend declared by the Board was $0.605 and $0.55 per share in 2023 and 2022, respectively. In December 2023, the Board authorized an increase of approximately 10% in the quarterly cash dividend to $0.665 per share effective in 2024. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

Regulatory Requirements

The Company’s insurance business operations are conducted through subsidiaries that principally consist of health maintenance organizations (“HMOs”) and insurance companies. The Company’s HMO and insurance subsidiaries report their financial statements in accordance with accounting practices prescribed by state regulatory authorities which may differ from GAAP. The combined statutory net income for the years ended and estimated combined statutory and capital surplus at December 31, 2023, 2022 and 2021 for the Company’s insurance and HMO subsidiaries were as follows:

In millions	2023	2022	2021
Statutory net income	$2,757	$2,851	$3,302
Estimated statutory capital and surplus	16,961	15,503	14,879

The Company’s insurance and HMO subsidiaries paid $1.9 billion of gross dividends to the Company for the year ended December 31, 2023.

In addition to general state law restrictions on payments of dividends and other distributions to stockholders applicable to all corporations, HMOs and insurance companies are subject to further regulations that, among other things, may require those companies to maintain certain levels of equity and restrict the amount of dividends and other distributions that may be paid to their equity holders. In addition, in connection with the acquisition of Aetna, the Company made certain undertakings that require prior regulatory approval of dividends by certain of its HMOs and insurance companies. At December 31, 2023, these amounts were as follows:

In millions
Estimated minimum statutory surplus required by regulators	$9,011
Investments on deposit with regulatory bodies	684
Estimated maximum dividend distributions permitted in 2024 without prior regulatory approval	3,098

Noncontrolling Interests

At December 31, 2023 and 2022, noncontrolling interests were $175 million and $300 million, respectively, primarily related to third party interests in the Company’s operating entities. During the year ended December 31, 2023, the decrease in noncontrolling interests reflects the Company’s purchase of the noncontrolling interest of certain insurance subsidiaries, partially offset by the acquisition of noncontrolling interests in connection with the Oak Street Health acquisition in May 2023. The noncontrolling entities’ share is included in total shareholders’ equity on the consolidated balance sheets.

15.Other Comprehensive Income (Loss)

Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) in 2023, 2022 and 2021:

	At December 31,
In millions	2023	2022	2021
Net unrealized investment gains (losses):
Beginning of year balance	$(1,519)	$798	$1,214
Adoption of new accounting standard ($0, $0 and $181 pretax) (1)	—	—	140
Other comprehensive income (loss) before reclassifications ($612, $(3,021) and $(644) pretax)	603	(2,556)	(530)
Amounts reclassified from accumulated other comprehensive income (loss) ($566, $315 and $(32) pretax) (2)	487	239	(26)
Other comprehensive income (loss)	1,090	(2,317)	(556)
End of year balance	(429)	(1,519)	798

Change in discount rate on long-duration insurance reserves:
Beginning of period balance	219	(651)	—
Adoption of new accounting standard ($0, $0 and $(1,166) pretax) (1)	—	—	(906)
Other comprehensive income (loss) before reclassifications ($(92), $1,126, and $328 pretax)	(67)	870	255
Other comprehensive income (loss)	(67)	870	255
End of period balance	152	219	(651)

Foreign currency translation adjustments:
Beginning of year balance	—	—	7
Other comprehensive loss before reclassifications	—	—	(7)
Other comprehensive loss	—	—	(7)
End of year balance	—	—	—

Net cash flow hedges:
Beginning of year balance	239	222	248
Other comprehensive income before reclassifications ($25, $38 and $0 pretax)	19	28	—
Amounts reclassified from accumulated other comprehensive income ($(19), $(15) and $(34) pretax) (3)	(14)	(11)	(26)
Other comprehensive income (loss)	5	17	(26)
End of year balance	244	239	222

Pension and other postretirement benefits:
Beginning of year balance	(203)	(35)	(55)
Other comprehensive income (loss) before reclassifications ($(81), $(229) and $20 pretax)	(61)	(170)	15
Amounts reclassified from accumulated other comprehensive loss ($0, $3 and $6 pretax) (4)	—	2	5
Other comprehensive income (loss)	(61)	(168)	20
End of year balance	(264)	(203)	(35)

Total beginning of year accumulated other comprehensive income (loss)	(1,264)	334	1,414
Adoption of new accounting standard (1)	—	—	(766)
Total other comprehensive income (loss)	967	(1,598)	(314)
Total end of year accumulated other comprehensive income (loss)	$(297)	$(1,264)	$334
_______________________________________

(1)Reflects the adoption of ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (Topic 944) during the year ended December 31, 2021. See Note 1 ‘‘Significant Accounting Policies’’ for additional information.
(2)Amounts reclassified from accumulated other comprehensive income (loss) for specifically identified debt securities are included in net investment income in the consolidated statements of operations.
(3)Amounts reclassified from accumulated other comprehensive income for specifically identified cash flow hedges are included within interest expense in the consolidated statements of operations. The Company expects to reclassify $15 million, net of tax, in net gains associated with its cash flow hedges into net income within the next 12 months.
(4)Amounts reclassified from accumulated other comprehensive loss for specifically identified pension and other postretirement benefits are included in other income in the consolidated statements of operations.

16.Earnings Per Share

Earnings per share is computed using the treasury stock method. Stock options and SARs to purchase 8 million, 4 million and 7 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the years ended December 31, 2023, 2022 and 2021, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following is a reconciliation of basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021:

In millions, except per share amounts	2023	2022	2021
Numerator for earnings per share calculation:
Net income attributable to CVS Health	$8,344	$4,311	$8,001

Denominator for earnings per share calculation:
Weighted average shares, basic	1,285	1,312	1,319
Restricted stock units and performance stock units	3	6	6
Stock options and SARs	2	5	4
Weighted average shares, diluted	1,290	1,323	1,329

Earnings per share:
Basic	$6.49	$3.29	$6.07
Diluted	$6.47	$3.26	$6.02

17.Reinsurance

The Company utilizes reinsurance agreements primarily to: (a) reduce required capital and (b) facilitate the acquisition or disposition of certain insurance contracts. Ceded reinsurance agreements permit the Company to recover a portion of its losses from reinsurers, although they do not discharge the Company’s primary liability as the direct insurer of the risks reinsured.

In January 2024, the Company entered into two four-year reinsurance agreements with an unrelated reinsurer that allow it to reduce required capital and provide collateralized excess of loss reinsurance coverage on a portion of the Health Care Benefits segment’s group Commercial Insured business.

Reinsurance recoverables (recorded as other current assets or other assets on the consolidated balance sheets) at December 31, 2023 and 2022 were as follows:

In millions	2023	2022
Reinsurer
Hartford Life and Accident Insurance Company	$1,314	$1,549
Lincoln Life & Annuity Company of New York	480	385
VOYA Retirement Insurance and Annuity Company	—	159
Fresenius Medical Care Reinsurance Company (Cayman) Ltd.	54	102
Resolution Life Group Holdings Ltd.	35	—
All Other	115	55
Total	$1,998	$2,250

Direct, assumed and ceded premiums earned for the years ended December 31, 2023, 2022 and 2021 were as follows:

In millions	2023	2022	2021
Direct	$99,753	$85,670	$76,320
Assumed	350	432	492
Ceded	(911)	(772)	(680)
Net premiums	$99,192	$85,330	$76,132

The impact of reinsurance on benefit costs for the years ended December 31, 2023, 2022 and 2021 was as follows:

In millions	2023	2022	2021
Direct	$86,738	$71,357	$64,339
Assumed	223	379	398
Ceded	(714)	(663)	(549)
Net benefit costs	$86,247	$71,073	$64,188

There is not a material difference between premiums on a written basis versus an earned basis.

The Company also has various agreements with unrelated reinsurers that do not qualify for reinsurance accounting under GAAP, and consequently are accounted for using deposit accounting. The Company entered into these contracts to reduce the risk of catastrophic loss which in turn reduces the Company’s capital and surplus requirements. Total deposit assets and liabilities related to reinsurance agreements that do not qualify for reinsurance accounting under GAAP were not material as of December 31, 2023 or 2022.

18.Commitments and Contingencies

Guarantees

The Company had the following significant guarantee arrangements at December 31, 2023:

•ASC Claim Funding Accounts - The Company has arrangements with certain banks for the processing of claim payments for its ASC customers. The banks maintain accounts to fund claims of the Company’s ASC customers. The customer is responsible for funding the amount paid by the bank each day. In these arrangements, the Company guarantees that the banks will not sustain losses if the responsible ASC customer does not properly fund its account. The aggregate maximum exposure under these arrangements is generally limited to $300 million. The Company can limit its exposure to these guarantees by suspending the payment of claims for ASC customers that have not adequately funded the amount paid by the bank.
•Separate Accounts Assets - Certain Separate Accounts assets associated with the large case pensions business in the Corporate/Other segment represent funds maintained as a contractual requirement to fund specific pension annuities that the Company has guaranteed. Minimum contractual obligations underlying the guaranteed benefits in these Separate Accounts were approximately $834 million and $941 million at December 31, 2023 and 2022, respectively. See Note 1

‘‘Significant Accounting Policies’’ for additional information on Separate Accounts. Contract holders assume all investment and mortality risk and are required to maintain Separate Accounts balances at or above a specified level. The level of required funds is a function of the risk underlying the Separate Account’s investment strategy. If contract holders do not maintain the required level of Separate Accounts assets to meet the annuity guarantees, the Company would establish an additional liability. Contract holders’ balances in the Separate Accounts at December 31, 2023 exceeded the value of the guaranteed benefit obligation. As a result, the Company was not required to maintain any additional liability for its related guarantees at December 31, 2023.

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations. As of December 31, 2023, the Company guaranteed 63 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the consolidated balance sheets), with the maximum remaining lease term extending through 2035.

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

The Company’s total guaranty fund assessments liability was immaterial at both December 31, 2023 and 2022.

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

The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and reasonably estimable, the Company does not establish an accrued liability. Other than the controlled substances litigation accruals described below, none of the Company’s accruals for outstanding legal matters are material individually or in the aggregate to the Company’s consolidated balance sheets.

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

Usual and Customary Pricing Litigation

The Company is named as a defendant in a number of lawsuits that allege that the Company’s retail pharmacies overcharged for prescription drugs by not submitting the correct usual and customary price during the claims adjudication process. These actions are brought by a number of different types of plaintiffs, including plan members, private payors and government payors, and are based on different legal theories. Some of these cases are brought as putative class actions, and in some instances, classes have been certified. The Company is defending itself against these claims. In October 2022, one of the litigating shareholders made a litigation demand to the Board related to these and other issues after his amended derivative complaint was dismissed for failing to demonstrate demand futility. An independent review committee was created to review the demand and determined that the Board would take no further action with respect to the claims alleged in the demand.

PBM Litigation and Investigations

The Company is named as a defendant in a number of lawsuits and is subject to a number of investigations concerning its PBM practices.

The Company is facing multiple lawsuits, including by state Attorneys General, governmental subdivisions, private parties and several putative class actions regarding drug pricing and its rebate arrangements with drug manufacturers. These complaints, brought by a number of different types of plaintiffs under a variety of legal theories, generally allege that rebate agreements between the drug manufacturers and PBMs caused inflated prices for certain drug products. The majority of these cases have now been transferred into a multi-district litigation in the U.S. District Court for the District of New Jersey. The Company is defending itself against these claims. The Company has also received subpoenas, civil investigative demands (“CIDs”), and other requests for documents and information from, and is being investigated by, the FTC and Attorneys General of several states and the District of Columbia regarding its PBM practices, including pharmacy contracting practices and reimbursement, pricing and rebates. The Company has been providing documents and information in response to these subpoenas, CIDs, and requests for information.

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

Upon reaching an agreement in principle in October 2022, the Company concluded that settlement of opioid claims by governmental entities and tribes was probable, and the loss related thereto could be reasonably estimated. As a result of that conclusion, and its assessment of certain other opioid-related claims including those for which the Company reached agreement in August and September 2022, the Company recorded pre-tax charges of $5.3 billion during the year ended December 31, 2022. Settlement accruals expected to be paid within twelve months from the balance sheet date are classified as accrued expenses on the consolidated balance sheets and settlement accruals expected to be paid greater than twelve months from the balance sheet date are classified as other long-term liabilities on the consolidated balance sheets.

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

Forty-five states, the District of Columbia, and all eligible U.S. territories are participating in the settlement. A high percentage of eligible subdivisions within the participating states also have elected to join the settlement. The Company has separately entered into settlement agreements with four states – Florida, West Virginia, New Mexico, and Nevada – and a high percentage of eligible subdivisions within those states also have elected to participate.

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

In December 2022, the Company also agreed to a formal settlement agreement with a leadership group representing tribes throughout the U.S. The agreement resolves substantially all opioid claims against Company entities by such tribes. The maximum amount payable by the Company under the settlement is $113 million in opioid remediation and $16 million in attorneys’ fees and costs, payable over 10 years. The Company also entered into a separate settlement with the Cherokee Nation.

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

Prescription Processing Litigation and Investigations

The Company is named as a defendant in a number of lawsuits and is subject to a number of investigations concerning its prescription processing practices, including related to billing government payors for prescriptions, and the following:

U.S. ex rel. Bassan et al. v. Omnicare, Inc. and CVS Health Corp. (U.S. District Court for the Southern District of New York). In December 2019, the U.S. Attorney’s Office for the Southern District of New York filed a complaint-in-intervention in this previously sealed qui tam case. The complaint alleges that for certain non-skilled nursing facilities, Omnicare improperly filled prescriptions beyond one year where a valid prescription did not exist and that these dispensing events violated the federal False Claims Act. The Company is defending itself against these claims.

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

The Company also has received subpoenas and/or requests for documents and other information from, and been investigated by, state Attorneys General and other state and/or federal regulators, legislators and agencies relating to claims payments, and the Company is involved in other litigation regarding its out-of-network benefit payment and administration practices. It is reasonably possible that others could initiate additional litigation or additional regulatory action against the Company with respect to its out-of-network benefit payment and/or administration practices.

CMS Actions

CMS regularly audits the Company’s performance to determine its compliance with CMS’s regulations and its contracts with CMS and to assess the quality of services it provides to Medicare beneficiaries. CMS uses various payment mechanisms to allocate and adjust premium payments to the Company’s and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information prepared, maintained and provided by providers. The Company collects claim and encounter data from providers and generally relies on providers to appropriately code their submissions to the Company and document their medical records, including the diagnosis data submitted to the Company with claims. CMS pays increased premiums to Medicare Advantage plans and Medicare PDP plans for members who have certain medical conditions identified with specific diagnosis codes. Federal regulators review and audit the providers’ medical records to determine whether those records support the related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to the Company. In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including certain of the Company’s plans, to validate coding practices and supporting medical record documentation maintained by providers and the resulting risk-adjusted premium payments to the plans. CMS may require the Company to refund premium payments if the Company’s risk-adjusted premiums are not properly supported by medical record data. The Office of the Inspector General of the OIG also is auditing the Company’s risk adjustment-related data and that of other companies. The Company expects CMS and the OIG to continue these types of audits.

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

On January 30, 2023, CMS released the final rule (“RADV Audit Rule”), announcing it may use extrapolation for payment years 2018 forward, for both RADV audits and OIG contract level audits, and eliminated the application of a FFS Adjuster in Part C contract-level RADV audits of Medicare Advantage organizations. In the RADV Audit Rule, CMS indicated that it will use more than one audit methodology going forward and indicated CMS will audit contracts it believes are at the highest risk for overpayments based on its statistical modeling, citing a 2016 Governmental Accountability Office report that recommended selection of contract-level RADV audits with a focus on contracts likely to have high rates of improper payment, the highest coding intensity scores, and contracts with high levels of unsupported diagnoses from prior RADV audits.

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

The RADV Audit Rule does not apply to the CMS Part C Improper Payment Measures audits nor the U.S. Department of Health and Human Services RADV programs.

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

In January 2022, the U.S. Attorney’s Office for the District of Massachusetts issued a subpoena to Aetna Life Insurance Company seeking, among other things, information in connection with its relationship and compensation arrangements with certain brokers, and the Company may receive similar inquiries in the future. The Company is cooperating with the subpoena.

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

Other Legal and Regulatory Proceedings

The Company is also a party to other legal proceedings and is subject to government investigations, inquiries and audits, and has received and is cooperating with the government in response to CIDs, subpoenas, or similar process from various governmental agencies requesting information. These other legal proceedings and government actions include claims of or relating to bad faith, medical or professional malpractice, breach of fiduciary duty, claims processing, dispensing of medications, the use of medical testing devices in the in-home evaluation setting, non-compliance with state and federal regulatory regimes, marketing misconduct, denial of or failure to timely or appropriately pay or administer claims and benefits, provider network structure (including the use of performance-based networks and termination of provider contracts), rescission of insurance coverage, improper disclosure or use of personal information, anticompetitive practices, the Company’s participation in the 340B program, general contractual matters, product liability, intellectual property litigation, discrimination and employment litigation. Some of these other legal proceedings are or are purported to be class actions or derivative claims. The Company is defending itself against the claims brought in these matters.

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

There also continues to be a heightened level of review and/or audit by regulatory authorities and legislators of, and increased litigation regarding, the Company’s and the rest of the health care and related benefits industry’s business and reporting practices, including premium rate increases, utilization management, development and application of medical policies, complaint, grievance and appeal processing, information privacy, provider network structure (including provider network adequacy, the use of performance-based networks and termination of provider contracts), provider directory accuracy, calculation of minimum MLRs and/or payment of related rebates, delegated arrangements, rescission of insurance coverage, limited benefit health products, student health products, PBM practices (including manufacturers’ rebates, pricing, the use of narrow networks and the placement of drugs in formulary tiers), sales practices, customer service practices, vendor oversight, and claim payment practices (including payments to out-of-network providers).

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

19.Segment Reporting

The Company has three operating segments, Health Care Benefits, Health Services and Pharmacy & Consumer Wellness, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the CODM evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income. Total assets by segment are not used by the CODM to assess the performance of, or allocate resources to, the Company’s segments, therefore total assets by segment are not disclosed.

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

Segment financial information for the years ended December 31, 2022 and 2021 has been revised to conform with the current period presentation for the following items:
•The realignment of the Company’s segments to correspond with changes made to its operating model as described in Note 1 “Significant Accounting Policies,” including the discontinuance of the former Maintenance Choice segment reporting practice as described in Note (1) of the table included on the next page.
•The impact of the adoption of the long-duration insurance accounting standard, which the Company adopted on January 1, 2023 using a modified retrospective transition method as of January 1, 2021, as described in Note 1 “Significant Accounting Policies.”
•The exclusion of the impact of net realized capital gains or losses from adjusted operating income, as described above.

The impact of these items on segment financial information for the years ended December 31, 2022 and 2021 is reflected in the “Adjustments” lines of the table included on the next page.

	Year Ended December 31, 2022
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (1)	Consolidated Totals
Total revenues, as previously reported	$91,409	$169,236	$106,594	$530	$(45,302)	$322,467
Adjustments	(59)	340	2,002	—	(2,283)	—
Total revenues, as adjusted	$91,350	$169,576	$108,596	$530	$(47,585)	$322,467

Adjusted operating income (loss), as previously reported	$5,984	$7,356	$6,705	$(1,785)	$(728)	$17,532
Adjustments	354	(575)	(174)	172	728	505
Adjusted operating income (loss), as adjusted	$6,338	$6,781	$6,531	$(1,613)	$—	$18,037

	Year Ended December 31, 2021
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (1)	Consolidated Totals
Total revenues, as previously reported	$82,186	$153,022	$100,105	$721	$(43,923)	$292,111
Adjustments	(67)	870	1,515	—	(2,318)	—
Total revenues, as adjusted	$82,119	$153,892	$101,620	$721	$(46,241)	$292,111

Adjusted operating income (loss), as previously reported	$5,012	$6,859	$7,623	$(1,471)	$(711)	$17,312
Adjustments	98	(367)	(363)	(164)	711	(85)
Adjusted operating income (loss), as adjusted	$5,110	$6,492	$7,260	$(1,635)	$—	$17,227
_____________________________________________
(1)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Health Services segment, and/or the Pharmacy & Consumer Wellness segment. Prior to January 1, 2023, intersegment adjusted operating income eliminations occurred when members of the Health Services segment's clients enrolled in Maintenance Choice elected to pick up maintenance prescriptions at one of the Company’s retail pharmacies instead of receiving them through the mail. When this occurred, both the Health Services and Pharmacy & Consumer Wellness segments recorded the adjusted operating income on a stand-alone basis. Effective January 1, 2023, the adjusted operating income associated with such transactions is reported only in the Pharmacy & Consumer Wellness segment, therefore no adjusted operating income elimination is required. Segment financial information has been recast to reflect this change.

In 2023, 2022 and 2021, revenues from the federal government accounted for 19%, 18% and 17%, respectively, of the Company’s consolidated total revenues, primarily related to contracts with CMS for coverage of Medicare-eligible individuals within the Health Care Benefits segment.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
2023:
Revenues from external customers	$104,800	$174,018	$77,748	$57	$—	$356,623
Intersegment revenues	81	12,826	39,020	—	(51,927)	—
Net investment income (loss)	765	(1)	(5)	394	—	1,153
Total revenues	105,646	186,843	116,763	451	(51,927)	357,776
Adjusted operating income (loss)	5,577	7,312	5,963	(1,318)	—	17,534
Depreciation and amortization	1,572	880	1,549	365	—	4,366
2022:
Revenues from external customers	90,798	157,968	72,739	124	—	321,629
Intersegment revenues	76	11,608	35,901	—	(47,585)	—
Net investment income (loss)	476	—	(44)	406	—	838
Total revenues	91,350	169,576	108,596	530	(47,585)	322,467
Adjusted operating income (loss)	6,338	6,781	6,531	(1,613)	—	18,037
Depreciation and amortization	1,579	519	1,889	237	—	4,224
2021:
Revenues from external customers	81,457	143,912	65,418	125	—	290,912
Intersegment revenues	76	9,980	36,185	—	(46,241)	—
Net investment income	586	—	17	596	—	1,199
Total revenues	82,119	153,892	101,620	721	(46,241)	292,111
Adjusted operating income (loss)	5,110	6,492	7,260	(1,635)	—	17,227
Depreciation and amortization	1,811	505	1,955	215	—	4,486
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $13.7 billion, $12.6 billion and $11.6 billion of retail co-payments for 2023, 2022 and 2021, respectively. See Note 1 ‘‘Significant Accounting Policies’’ for additional information about retail co-payments.
(2)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Health Services segment, and/or the Pharmacy & Consumer Wellness segment.

The following is a reconciliation of consolidated operating income to adjusted operating income for the years ended December 31, 2023, 2022 and 2021:

In millions	2023	2022	2021
Operating income (GAAP measure)	$13,743	$7,954	$13,310
Amortization of intangible assets (1)	1,905	1,785	2,233
Net realized capital (gains) losses (2)	497	320	(176)
Acquisition-related transaction and integration costs (3)	487	—	132
Restructuring charges (4)	507	—	—
Office real estate optimization charges (5)	46	117	—
Loss on assets held for sale (6)	349	2,533	—
Opioid litigation charges (7)	—	5,803	—
Gain on divestiture of subsidiaries (8)	—	(475)	—
Store impairments (9)	—	—	1,358
Goodwill impairment (10)	—	—	431
Acquisition purchase price adjustment outside of measurement period (11)	—	—	(61)
Adjusted operating income	$17,534	$18,037	$17,227
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
(2)The Company’s net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of insurance liabilities. Net realized capital gains and losses are reflected in the consolidated statements of operations in net investment income within each segment. These capital gains and losses are the result of investment decisions, market conditions and other economic developments that are unrelated to the performance of the Company’s business, and the amount and timing of these capital gains and losses do not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Accordingly, the Company believes excluding net realized capital gains and losses enhances the Company’s and investors’ ability to compare the Company’s past financial performance with its current performance and to analyze underlying business performance and trends.
(3)In 2023, the acquisition-related transaction and integration costs relate to the acquisitions of Signify Health and Oak Street Health. In 2021, the acquisition-related integration costs relate to the acquisition of Aetna. The acquisition-related transaction and integration costs are reflected in the Company’s GAAP consolidated statements of operations in operating expenses within the Corporate/Other segment.
(4)In 2023, the restructuring charges are primarily comprised of severance and employee-related costs, asset impairment charges and a stock-based compensation charge. During the second quarter of 2023, the Company developed an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with the development of this plan and the recently completed acquisitions of Signify Health and Oak Street Health, the Company also conducted a strategic review of its various transformation initiatives and determined that it would terminate certain initiatives. The restructuring charges are reflected within the Corporate/Other segment.
(5)In 2023 and 2022, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the planned reduction of corporate office real estate space in response to the Company’s new flexible work arrangement. The office real estate optimization charges are reflected in the Company’s GAAP consolidated statements of operations in operating expenses within the Health Care Benefits, Corporate/Other and Health Services segments.
(6)In 2023 and 2022, the loss on assets held for sale relates to the LTC reporting unit within the Pharmacy & Consumer Wellness segment. During 2022, the Company determined that its LTC business was no longer a strategic asset and committed to a plan to sell it, at which time the LTC business met the criteria for held-for-sale accounting and its net assets were accounted for as assets held for sale. The carrying value of the LTC business was determined to be greater than its estimated fair value less costs to sell and, accordingly, the Company recorded a loss on assets held for sale during 2022. During the first quarter of 2023, a loss on assets held for sale was recorded to write down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflected its estimated fair value less costs to sell. As of September 30, 2023, the Company determined the LTC business no longer met the criteria for held-for-sale accounting and, accordingly, the net assets associated with the LTC business were reclassified to held and used at their respective fair values. During 2022, the loss on assets held for sale also relates to the Company’s Thailand business, which was included in the Commercial Business reporting unit in the Health Care Benefits segment. The sale of the Thailand business closed in the second quarter of 2022, and the ultimate loss on the sale was not material.
(7)In 2022, the opioid litigation charges relate to agreements to resolve substantially all opioid claims against the Company by certain states and governmental entities. The opioid litigation charges are reflected within the Corporate/Other segment.

(8)In 2022, the gain on divestiture of subsidiaries represents the pre-tax gain on the sale of bswift, which the Company sold in November 2022, and the pre-tax gain on the sale of PayFlex, which the Company sold in June 2022. The gains on divestitures are reflected as a reduction of operating expenses in the Company’s GAAP consolidated statement of operations within the Health Care Benefits segment.
(9)In 2021, the store impairment charge relates to the write down of operating lease right-of-use assets and property and equipment in connection with the planned closure of approximately 900 retail stores between 2022 and 2024. The store impairment charge is reflected within the Pharmacy & Consumer Wellness segment.
(10)In 2021, the goodwill impairment charge relates to an impairment of the remaining goodwill of the LTC reporting unit within the Pharmacy & Consumer Wellness segment.
(11)In 2021, the Company received $61 million related to a purchase price working capital adjustment for an acquisition completed during the first quarter of 2020. The resolution of this matter occurred subsequent to the acquisition accounting measurement period and is reflected in the Company’s GAAP consolidated statement of operations as a reduction of operating expenses within the Health Care Benefits segment.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Opinion on Internal Control Over Financial Reporting

We have audited CVS Health Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CVS Health Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 7, 2024 expressed an unqualified opinion thereon.

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
February 7, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CVS Health Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 7, 2024 expressed an unqualified opinion thereon.

Adoption of ASU 2018-12

As described in Note 1 to the Company’s consolidated financial statements, on January 1, 2023, the Company adopted ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of health care costs payable
Description of the Matter	At December 31, 2023, the incurred but not reported liabilities within the Health Care Benefits segment represented a significant portion of the health care costs payable. As discussed in Note 1 to the consolidated financial statements, the Company’s liability for health care costs payable includes estimated payments for (1) services rendered to members but not yet reported and (2) claims that have been reported but not yet paid, each as of the financial statement date (collectively, “IBNR”). The estimated IBNR liability is developed utilizing actuarial principles and assumptions that include historical and projected claim submission and processing patterns, historical and assumed medical cost trends, historical utilization of medical services, claim inventory levels, changes in membership and product mix, seasonality and other relevant factors to record the actuarial best estimate of health care costs payable. There is significant uncertainty inherent in determining management’s actuarial best estimate of health care costs payable. In particular, the estimate is sensitive to the assumed completion factors and the assumed health care cost trend rates.

Auditing management’s actuarial best estimate of IBNR reserves for health care costs payable within the Health Care Benefits segment involved a high degree of subjectivity in evaluating management’s assumptions used in the valuation process.
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
February 7, 2024

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (f) and 15d-15(f) under the Securities Exchange Act of 1934) as of December 31, 2023, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective at a reasonable assurance level and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to such officers on a timely basis.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements. In order to ensure the Company’s internal control over financial reporting is effective, management regularly assesses such control and did so most recently for its financial reporting as of December 31, 2023.

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

Based on management’s assessment, management concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance that assets are safeguarded and that the financial records are reliable for preparing financial statements as of December 31, 2023.

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

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

No events have occurred during the fourth quarter ended December 31, 2023 that would require disclosure under this item.

Securities Trading Plans of Directors and Executive Officers

During the year ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of CVS Health Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

The following table summarizes information about the registrant’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2023:

In thousands, except weighted average exercise price	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (c)
Equity compensation plans approved by stockholders (2)	26,021	$74.37	11,152
Equity compensation plans not approved by stockholders	6,071(3)	49.12	16,730(4)
Total	32,092	$69.03	27,882
_____________________________________________
(1)Consists of: (i) 14,131 thousand shares of common stock underlying outstanding options, (ii) 440 thousand shares of common stock issuable upon the exercise of outstanding stock appreciation rights (“SARs”) and (iii) 17,521 thousand shares of common stock issuable on the vesting of outstanding restricted stock units, deferred stock units and performance stock units, assuming target level performance in the case of performance stock units. The number of shares included with respect to outstanding SARs is the number of shares of CVS Health Corporation common stock that would have been issued had the SARs been exercised based on the closing price per share of CVS Health Corporation common stock on December 31, 2023, as reported on the NYSE, which was $78.96.
(2)Consists of the CVS Health 2017 Incentive Compensation Plan.
(3)Consists of: (i) 2,618 thousand shares of common stock underlying outstanding equity awards pursuant to the Amended Aetna Inc. 2010 Stock Incentive Plan (the “Aetna Plan”); (ii) 1,190 thousand shares of common stock underlying outstanding equity awards pursuant to the Oak Street Health, Inc. Omnibus Incentive Plan (the “Oak Street Health Plan”), (iii) 65 thousand shares of common stock underlying outstanding equity awards pursuant to the Oak Street Health, Inc. Omnibus Incentive Plan, as amended (the “Amended Oak Street Health Plan”), (iv) 2,149 thousand shares of common stock underlying outstanding equity awards pursuant to the Signify Health, Inc. 2021 Long-Term Incentive Plan (the “Signify Plan”), and (v) 49 thousand shares of common stock underlying outstanding equity awards pursuant to the Signify Health, Inc. 2021 Long-Term Incentive Plan, as amended (the “Amended Signify Plan”).
(4)Consists of (i) 7,306 thousand shares of authorized and unissued common stock available for issuance under the Amended Oak Street Health Plan and (ii) 9,424 thousand shares of authorized and unissued common stock available for issuance under the Amended Signify Plan. There are no securities available for future grants under the Aetna Plan.

The Company elected to continue to grant awards under the Aetna Plan to employees of Aetna and its subsidiaries following the completion of the Company’s acquisition of Aetna. The Aetna Plan was designed to promote Aetna’s interests and those of its stockholders and to further align the interests of stockholders and employees by tying awards to total return to stockholders, enabling plan participants to acquire additional equity interests and providing compensation opportunities dependent upon the Company’s performance. The Aetna Plan was not submitted to the Company’s stockholders and expired on May 21, 2020. Under the Aetna Plan, eligible participants could be granted stock options to purchase shares of CVS Health Corporation common stock, SARs, time-vesting and/or performance-vesting incentive stock or incentive units and other stock-based awards.

The Oak Street Plan and the Signify Plan were each approved by their respective company stockholders prior to their acquisition by CVS Health and have not been approved by the Company’s stockholders. The purpose of the Oak Street Plan was to enhance the profitability and value of Oak Street Health for the benefit of its stockholders by enabling it to offer eligible individuals stock- and cash-based incentives in order to attract, retain, and reward such individuals and strengthen the mutuality of interests between such individuals and stockholders. Under the Oak Street Plan, eligible participants could be granted time-based restricted stock units and awards. The purpose of the Signify Plan was to motivate and reward employees and other individuals to perform at the highest level and contribute significantly to the success of Signify Health, thereby furthering the best interests of its stockholders. Under the Signify Plan, eligible participants could be granted stock options to purchase shares of CVS Health Corporation common stock and time-based restricted stock units.

The Company elected to continue to grant awards under the Oak Street Plan and the Signify Plan until July 28, 2023, when the Amended Oak Street Plan and the Amended Signify Plan became effective. The Amended Oak Street Plan and the Amended Signify Plan, while not approved by the Company’s stockholders, have terms consistent with those of the CVS Health 2017 Incentive Compensation Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The sections of the Proxy Statement under the captions “Independence Determinations for Directors” and “Related Person Transaction Policy” are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The section of the Proxy Statement under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2024” is incorporated herein by reference.

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

2.2
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

4.3	Form of the Registrant’s 2025 Note (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.4	Form of the Registrant’s 2028 Note (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.5	Form of the Registrant’s 2038 Note (incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.6	Form of the Registrant’s 2048 Note (incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.7	Form of the Registrant’s 2024 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 15, 2019).
4.8	Form of the Registrant’s 2026 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 15, 2019).
4.9	Form of the Registrant’s 2029 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 15, 2019).
4.10	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.11	Form of the Registrant’s 2030 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).

4.12	Form of the Registrant’s 2040 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.13	Form of the Registrant’s 2050 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.14	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).
4.15	Form of the Registrant’s 2030 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).
4.16	Form of the Registrant’s 2040 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).
4.17	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2020).
4.18	Form of the Registrant’s 2031 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 16, 2020).
4.19	Form of the 2031 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2021).
4.20	Form of the Registrant’s 2026 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 21, 2023).
4.21	Form of the Registrant’s 2030 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 21, 2023).
4.22	Form of the Registrant’s 2033 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on February 21, 2023).
4.23	Form of the Registrant’s 2053 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on February 21, 2023).
4.24	Form of the Registrant’s 2029 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).
4.25	Form of the Registrant’s 2031 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).
4.26	Form of the Registrant’s 2033 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).
4.27	Form of the Registrant’s 2053 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).
4.28	Form of the Registrant’s 2063 Note (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).
4.29	Material terms of outstanding securities that are registered under Section 12 of the 1934 Act as required by Item 202(a)-(d) and (f) of Regulation S-K.

10	Material Contracts
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

10.3
Second Amendment to Five Year Credit Agreement dated as of March 23, 2023, to the Five Year Credit Agreement, dated as of May 16, 2019, as amended by the First Amendment to Five Year Credit Agreement, dated as of May 16, 2022, by and among the Registrant, the lenders party thereto and Bank of America N.A. as Administrative Agent (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2023).

10.4
Five Year Credit Agreement dated as of May 11, 2021, by and among the Registrant, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021).

10.5
First Amendment to Five Year Credit Agreement dated as of May 16, 2022, to the Five Year Credit Agreement dated as of May 11, 2021, by and among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022).

10.6
Second Amendment to Five Year Credit Agreement dated as of March 23, 2023, to the Five Year Credit Agreement, dated as of May 11, 2021, as amended by the First Amendment to Five Year Credit Agreement, dated as of May 16, 2022, by and among the Registrant, the lenders party thereto and Bank of America N.A. as Administrative Agent (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2023).

10.7
Five Year Credit Agreement dated as of May 16, 2022, by and among the Registrant, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022).

10.8
First Amendment to Five Year Credit Agreement dated as of March 23, 2023, to the Five Year Credit Agreement, dated as of May 16, 2022, by and among the Registrant, the lenders party thereto and Bank of America N.A. as Administrative Agent (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2023).

10.9 *	Universal 409A Definition Document, as amended (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).
10.10*
The Registrant’s Supplemental Retirement Plan I for Select Senior Management, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009).

10.11*
Form of Enterprise Non-Competition, Non-Disclosure and Developments Agreement between the Registrant and certain of the Registrant’s executive officers (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.12*
The Registrant’s Deferred Stock Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.13*	The Registrant’s 2007 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed May 19, 2020).
10.14*
Amendment to Registrant’s 2007 Employee Stock Purchase Plan dated May 2, 2023 (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2023).

10.15*
The Registrant’s Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.16*	The Registrant’s Partnership Equity Program, as amended (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).
10.17*
The Registrant’s Performance-Based Restricted Stock Unit Plan, as amended (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.18*	The Registrant’s 2017 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed May 19, 2020).
10.19*	The Registrant’s Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).
10.20*	The Registrant’s Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).
10.21*	Oak Street Health, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed May 2, 2023.
10.22*	Oak Street Health, Inc. Omnibus Incentive Plan, as amended.
10.23*	Signify Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed March 29, 2023).
10.24*	Signify Health, Inc. 2021 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed August 2, 2023).
10.25*
Form of Non-Qualified Stock Option Agreement between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.26*
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

10.28*
Form of Nonqualified Stock Option Agreement between the Registrant and selected executives of the Registrant (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2022).

10.29*
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

10.34*
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

10.36*
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

10.38*
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

10.40*
Form of Partnership Equity Program Participant Purchased RSUs, Company Matching RSUs and Company Matching Options Agreement (Post-Tax) (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.41*
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

10.44*
Form of Performance Stock Unit Agreement - Annual Grant between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020).

10.45*	The Registrant’s Management Incentive Plan.
10.46*
The Registrant’s Amended and Restated Severance Plan for Non-Store Employees dated September 30, 2023 (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2023).

10.47*	The Registrant’s Executive Health Program Summary and Program Document effective September 20, 2023.
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

10.51*
Restrictive Covenant Agreement dated May 16, 2021 between CVS Pharmacy, Inc. and Shawn Guertin (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021).

10.52*
Change in Control Agreement dated May 16, 2021 between the Registrant and Shawn Guertin (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021).

10.53*	Restrictive Covenant Agreement dated January 7, 2024 between the Registrant and Thomas F. Cowhey.
10.54*	Change in Control Agreement effective as of January 5, 2024 between the Registrant and Thomas F. Cowhey.
10.55*
Restrictive Covenant Agreement dated June 20, 2022 between the Registrant and Tilak Mandadi (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2023).

10.56*
Change in Control Agreement effective as of August 11, 2022 between the Registrant and Tilak Mandadi (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2023).

10.57*
Restrictive Covenant Agreement dated May 11, 2022 between the Registrant and Prem Shah (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2023).

10.58*
Change in Control Agreement effective as of January 27, 2023 between the Registrant and Prem Shah (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2023).

10.59*	Descriptions of certain arrangements not embodied in formal documents as described under the heading “Non-Employee Director Compensation” are incorporated herein by reference to the Proxy Statement (when filed).

21	Subsidiaries of the registrant
21.1	Subsidiaries of CVS Health Corporation.

23	Consents of experts and counsel
23.1	Consent of Ernst & Young LLP.

31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification by the Chief Executive Officer.
31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications
32.1	Certification by the Chief Executive Officer.
32.2	Certification by the Chief Financial Officer.

97	Policy Relating to Recovery of Erroneously Awarded Compensation
97.1*	Registrant’s Dodd-Frank Clawback Policy adopted September 21, 2023.

101	Interactive Data File
101	The following materials from the CVS Health Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2023 formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104
104	Cover Page Interactive Data File - The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

† Certain of the exhibits and schedules to this exhibit, as well as certain information marked by [***], have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS HEALTH CORPORATION
Date:	February 7, 2024	By:	/s/ THOMAS F. COWHEY
Thomas F. Cowhey
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ FERNANDO AGUIRRE	Director	February 7, 2024
Fernando Aguirre

/s/ JEFFREY R. BALSER, M.D., Ph.D.	Director	February 7, 2024
Jeffrey R. Balser, M.D., Ph.D.

/s/ C. DAVID BROWN II	Director	February 7, 2024
C. David Brown II

/s/ JAMES D. CLARK	Senior Vice President - Controller and Chief	February 7, 2024
James D. Clark	Accounting Officer (Principal Accounting Officer)

/s/ THOMAS F. COWHEY	Executive Vice President and Chief Financial Officer	February 7, 2024
Thomas F. Cowhey	(Principal Financial Officer)

/s/ ALECIA A. DECOUDREAUX	Director	February 7, 2024
Alecia A. DeCoudreaux

/s/ NANCY-ANN M. DEPARLE	Director	February 7, 2024
Nancy-Ann M. DeParle

/s/ ROGER N. FARAH	Chair of the Board and Director	February 7, 2024
Roger N. Farah

/s/ ANNE M. FINUCANE	Director	February 7, 2024
Anne M. Finucane

/s/ J. SCOTT KIRBY	Director	February 7, 2024
J. Scott Kirby

/s/ EDWARD J. LUDWIG	Director	February 7, 2024
Edward J. Ludwig

/s/ KAREN S. LYNCH	President and Chief Executive Officer	February 7, 2024
Karen S. Lynch	(Principal Executive Officer) and Director

/s/ JEAN-PIERRE MILLON	Director	February 7, 2024
Jean-Pierre Millon

/s/ MICHAEL F. MAHONEY	Director	February 7, 2024
Michael F. Mahoney

/s/ MARY L. SCHAPIRO	Director	February 7, 2024
Mary L. Schapiro