Form 10-Q
period 2024-03-31
CVS HEALTH Corp
filed 2024-05-01
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of April 24, 2024, the registrant had 1,255,372,972 shares of common stock issued and outstanding.

Form 10-Q Table of Contents
Part I.Financial Information

Item 1.Financial Statements

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2024	2023
Revenues:
Products	$53,724	$58,147
Premiums	30,391	24,352
Services	3,868	2,445
Net investment income	454	334
Total revenues	88,437	85,278
Operating costs:
Cost of products sold	48,073	51,455
Health care costs	27,803	20,448
Loss on assets held for sale	—	349
Operating expenses	10,290	9,580
Total operating costs	86,166	81,832
Operating income	2,271	3,446
Interest expense	716	589
Other income	(25)	(22)
Income before income tax provision	1,580	2,879
Income tax provision	456	737
Net income	1,124	2,142
Net income attributable to noncontrolling interests	(11)	(6)
Net income attributable to CVS Health	$1,113	$2,136

Net income per share attributable to CVS Health:
Basic	$0.88	$1.66
Diluted	$0.88	$1.65
Weighted average shares outstanding:
Basic	1,260	1,283
Diluted	1,267	1,291
Dividends declared per share	$0.665	$0.605
See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
In millions	2024	2023
Net income	$1,124	$2,142
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)	(108)	470
Change in discount rate on long-duration insurance reserves	68	(74)
Foreign currency translation adjustments	—	(1)
Net cash flow hedges	(4)	(6)
Other comprehensive income (loss)	(44)	389
Comprehensive income	1,080	2,531
Comprehensive income attributable to noncontrolling interests	(11)	(6)
Comprehensive income attributable to CVS Health	$1,069	$2,525

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	March 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$9,801	$8,196
Investments	3,288	3,259
Accounts receivable, net	32,217	35,227
Inventories	16,346	18,025
Other current assets	5,821	3,151
Total current assets	67,473	67,858
Long-term investments	24,074	23,019
Property and equipment, net	13,037	13,183
Operating lease right-of-use assets	17,045	17,252
Goodwill	91,272	91,272
Intangible assets, net	28,770	29,234
Separate accounts assets	3,271	3,250
Other assets	4,801	4,660
Total assets	$249,743	$249,728

Liabilities:
Accounts payable	$13,717	$14,897
Pharmacy claims and discounts payable	22,289	22,874
Health care costs payable	14,368	12,049
Policyholders’ funds	1,081	1,326
Accrued expenses	22,350	22,189
Other insurance liabilities	1,158	1,141
Current portion of operating lease liabilities	1,906	1,741
Short-term debt	2,719	200
Current portion of long-term debt	3,731	2,772
Total current liabilities	83,319	79,189
Long-term operating lease liabilities	15,742	16,034
Long-term debt	57,694	58,638
Deferred income taxes	4,184	4,311
Separate accounts liabilities	3,271	3,250
Other long-term insurance liabilities	5,178	5,459
Other long-term liabilities	6,205	6,211
Total liabilities	175,593	173,092

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,771 shares issued and 1,252 shares outstanding at March 31, 2024 and 1,768 shares issued and 1,288 shares outstanding at December 31, 2023 and capital surplus	49,209	48,992
Treasury stock, at cost: 519 shares at March 31, 2024 and 480 shares at December 31, 2023	(36,773)	(33,838)
Retained earnings	61,873	61,604
Accumulated other comprehensive loss	(341)	(297)
Total CVS Health shareholders’ equity	73,968	76,461
Noncontrolling interests	182	175
Total shareholders’ equity	74,150	76,636
Total liabilities and shareholders’ equity	$249,743	$249,728

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2024	2023
Cash flows from operating activities:
Cash receipts from customers	$84,997	$87,798
Cash paid for inventory, prescriptions dispensed and health services rendered	(44,824)	(50,223)
Insurance benefits paid	(24,894)	(19,757)
Cash paid to other suppliers and employees	(9,677)	(9,958)
Interest and investment income received	407	426
Interest paid	(1,043)	(773)
Income taxes paid	(63)	(75)
Net cash provided by operating activities	4,903	7,438

Cash flows from investing activities:
Proceeds from sales and maturities of investments	2,153	1,891
Purchases of investments	(3,545)	(2,358)
Purchases of property and equipment	(705)	(984)
Acquisitions (net of cash and restricted cash acquired)	(25)	(7,094)
Other	28	31
Net cash used in investing activities	(2,094)	(8,514)

Cash flows from financing activities:
Commercial paper borrowings (repayments), net	2,519	—
Proceeds from issuance of long-term debt	—	5,951
Repayments of long-term debt	(18)	(362)
Repurchase of common stock	(3,027)	(2,018)
Dividends paid	(840)	(779)
Proceeds from exercise of stock options	203	96
Payments for taxes related to net share settlement of equity awards	(31)	(34)
Other	(33)	(128)
Net cash provided by (used in) financing activities	(1,227)	2,726
Net increase in cash, cash equivalents and restricted cash	1,582	1,650
Cash, cash equivalents and restricted cash at the beginning of the period	8,525	13,305
Cash, cash equivalents and restricted cash at the end of the period	$10,107	$14,955

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2024	2023
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,124	$2,142
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,138	1,001
Stock-based compensation	137	103
Deferred income taxes and other noncash items	(217)	155
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	3,008	(751)
Inventories	1,660	828
Other assets	(2,836)	(1,255)
Accounts payable and pharmacy claims and discounts payable	(1,410)	(1,203)
Health care costs payable and other insurance liabilities	2,253	4,382
Other liabilities	46	2,036
Net cash provided by operating activities	$4,903	$7,438

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Loss	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2023	1,768	(480)	$48,992	$(33,838)	$61,604	$(297)	$76,461	$175	$76,636
Net income	—	—	—	—	1,113	—	1,113	11	1,124
Other comprehensive loss (Note 8)	—	—	—	—	—	(44)	(44)	—	(44)
Stock option activity, stock awards and other	3	—	244	—	—	—	244	—	244
Purchase of treasury shares, net of ESPP issuances	—	(39)	(27)	(2,935)	—	—	(2,962)	—	(2,962)
Common stock dividends	—	—	—	—	(844)	—	(844)	—	(844)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2024	1,771	(519)	$49,209	$(36,773)	$61,873	$(341)	$73,968	$182	$74,150

Balance at December 31, 2022	1,758	(458)	$48,193	$(31,858)	$56,398	$(1,264)	$71,469	$300	$71,769
Net income	—	—	—	—	2,136	—	2,136	6	2,142
Other comprehensive income (Note 8)	—	—	—	—	—	389	389	—	389
Stock option activity, stock awards and other	1	—	122	—	—	—	122	—	122
Purchase of treasury shares, net of ESPP issuances	—	(22)	(18)	(1,944)	—	—	(1,962)	—	(1,962)
Common stock dividends	—	—	—	—	(781)	—	(781)	—	(781)
Other increases (decreases) in noncontrolling interests	—	—	9	—	—	—	9	(108)	(99)
Balance at March 31, 2023	1,759	(480)	$48,306	$(33,802)	$57,753	$(875)	$71,382	$198	$71,580
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of March 31, 2024 and 2023 and December 31, 2023 and 2022.
(2)Common stock and capital surplus includes the par value of common stock of $18 million as of March 31, 2024 and 2023 and December 31, 2023 and 2022.

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Significant Accounting Policies

Description of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health” or the “Company”), has more than 9,000 retail locations, more than 1,000 walk-in medical clinics, 205 primary care medical clinics, a leading pharmacy benefits manager with approximately 90 million plan members and expanding specialty pharmacy solutions, and a dedicated senior pharmacy care business serving more than 800,000 patients per year. The Company also serves an estimated more than 36 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is creating new sources of value through its integrated model allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Health Care Benefits Segment
The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” The Company sold Insured plans directly to individual consumers through the individual public health insurance exchanges (“Public Exchanges”) in 17 states as of March 31, 2024.

Health Services Segment
The Health Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, delivers health care services in its medical clinics, virtually, and in the home, and offers provider enablement solutions. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. During 2023, the Company completed the acquisition of two key health care delivery assets – Signify Health, Inc. (“Signify Health”), a leader in health risk assessments, value-based care and provider enablement services, and Oak Street Health, Inc. (“Oak Street Health”), a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients. The Company also announced the launch of CordavisTM, a wholly owned subsidiary that will work directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products. The Health Services segment’s clients and customers are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, the U.S. Centers for Medicare & Medicaid Services (“CMS”), plans offered on Insurance Exchanges and other sponsors of health benefit plans throughout the U.S., patients who receive care in the Health Services segment’s medical clinics, virtually or in the home, as well as Covered Entities.

Pharmacy & Consumer Wellness Segment
The Pharmacy & Consumer Wellness segment dispenses prescriptions in its retail pharmacies and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of March 31, 2024, the Pharmacy & Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

Corporate/Other Segment
The Company presents the remainder of its financial results in the Corporate/Other segment, which primarily consists of:

•Management and administrative expenses to support the Company’s overall operations, which include certain aspects of executive management and the corporate relations, legal, compliance, human resources and finance departments, information technology, digital, data and analytics, as well as acquisition-related transaction and integration costs; and
•Products for which the Company no longer solicits or accepts new customers, such as its large case pensions and long-term care insurance products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Health and its subsidiaries have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	March 31, 2024	December 31, 2023
Cash and cash equivalents	$9,801	$8,196
Restricted cash (included in other current assets)	51	90
Restricted cash (included in other assets)	255	239
Total cash, cash equivalents and restricted cash in the statements of cash flows	$10,107	$8,525

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net at March 31, 2024 and December 31, 2023 was composed of the following:

In millions	March 31, 2024	December 31, 2023
Trade receivables	$10,586	$11,908
Vendor and manufacturer receivables	12,681	15,711
Premium receivables	5,420	3,714
Other receivables	3,530	3,894
Total accounts receivable, net	$32,217	$35,227

The Company’s allowance for credit losses was $402 million and $343 million as of March 31, 2024 and December 31, 2023, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

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

The following is a roll forward of deferred acquisition costs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
In millions	2024	2023
Deferred acquisition costs, beginning of the period	$1,502	$1,219
Capitalizations	134	135
Amortization expense	(76)	(64)
Deferred acquisition costs, end of the period	$1,560	$1,290

Revenue Recognition

Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source in each segment for the three months ended March 31, 2024 and 2023:

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended March 31, 2024
Major goods/services lines:
Pharmacy	$—	$37,726	$22,784	$—	$(12,113)	$48,397
Front Store	—	—	5,370	—	—	5,370
Premiums	30,379	—	—	12	—	30,391
Net investment income	353	—	—	101	—	454
Other	1,504	2,559	571	2	(811)	3,825
Total	$32,236	$40,285	$28,725	$115	$(12,924)	$88,437

Health Services distribution channel:
Pharmacy network (1)		$20,464
Mail & specialty (2)		17,262
Other		2,559
Total		$40,285

Three Months Ended March 31, 2023
Major goods/services lines:
Pharmacy	$—	$43,737	$21,780	$—	$(12,732)	$52,785
Front Store	—	—	5,597	—	—	5,597
Premiums	24,339	—	—	13	—	24,352
Net investment income (loss)	164	—	(3)	173	—	334
Other	1,374	854	548	2	(568)	2,210
Total	$25,877	$44,591	$27,922	$188	$(13,300)	$85,278

Health Services distribution channel:
Pharmacy network (1)		$27,592
Mail & specialty (2)		16,145
Other		854
Total		$44,591

_____________________________________________
(1)Health Services pharmacy network is defined as claims filled at retail and specialty retail pharmacies, including the Company’s retail pharmacies and LTC pharmacies, as well as activity associated with Maintenance Choice®, which permits eligible client plan members to fill their maintenance prescriptions through mail order delivery or at a CVS pharmacy retail store for the same price as mail order.
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

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	March 31, 2024	December 31, 2023
Trade receivables (included in accounts receivable, net)	$10,586	$11,908
Contract liabilities (included in accrued expenses)	117	149

Related Party Transactions

The Company has an equity method investment in SureScripts, LLC (“SureScripts”), which operates a clinical health information network. The Company utilizes this clinical health information network in providing services to its client plan members and retail customers. The Company expensed fees for the use of this network of $6 million and $17 million in the three months ended March 31, 2024 and 2023, respectively. The Company’s investment in and equity in the earnings of SureScripts for all periods presented is immaterial.

New Accounting Pronouncements Recently Adopted

Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires the Company to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (the “CODM”) and are included within each reported measure of segment operating results. The standard also requires the Company to disclose the total amount of any other items included in segment operating results which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. While the standard requires additional disclosures related to the Company’s reportable segments in its 2024 fiscal year reporting, adoption of the standard did not have any impact on the Company’s consolidated operating results, financial condition or cash flows. The standard requires retrospective application to all prior periods presented. The standard is effective for interim reporting periods in fiscal years beginning after December 15, 2024.

New Accounting Pronouncements Not Yet Adopted

Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. While the standard will require additional disclosures related to the Company’s income taxes, the standard is not expected to have any impact on the Company’s consolidated operating results, financial condition or cash flows.

2.Acquisition

Oak Street Health Acquisition

On May 2, 2023, the Company acquired 100% of the outstanding shares and voting interest of Oak Street Health for cash (“Oak Street Health Acquisition”). Under the terms of the merger agreement, Oak Street Health stockholders received $39.00 per share in cash. The Company financed the transaction with borrowings of $5.0 billion from a term loan agreement entered into on May 1, 2023 and cash on hand. Oak Street Health is a leading multi-payor, senior focused value-based primary care company. Oak Street Health is included within the Health Services segment. The Company acquired Oak Street Health to advance its value-based care strategy and broaden its platform into primary care.

There were no measurement period adjustments to assets acquired and liabilities assumed during the three months ended March 31, 2024. The assessment of fair value is preliminary and is based on information that was available to management at the time the unaudited condensed consolidated financial statements were prepared. The most significant open items include the accounting for contingencies and the accounting for income taxes as management is awaiting additional information to complete its assessment of these matters. The finalization of the Company’s purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material.

3.Investments

Total investments at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024			December 31, 2023
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$3,121	$19,505	$22,626	$3,131	$18,582	$21,713
Mortgage loans	167	1,195	1,362	128	1,183	1,311
Other investments	—	3,374	3,374	—	3,254	3,254
Total investments	$3,288	$24,074	$27,362	$3,259	$23,019	$26,278

Debt Securities

Debt securities available for sale at March 31, 2024 and December 31, 2023 were as follows:

In millions	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
Debt securities:
U.S. government securities	$2,205	$8	$(66)	$2,147
States, municipalities and political subdivisions	2,029	18	(39)	2,008
U.S. corporate securities	10,951	94	(474)	10,571
Foreign securities	2,594	33	(124)	2,503
Residential mortgage-backed securities	857	5	(62)	800
Commercial mortgage-backed securities	1,121	8	(93)	1,036
Other asset-backed securities	3,533	25	(15)	3,543
Redeemable preferred securities	18	—	—	18
Total debt securities (2)	$23,308	$191	$(873)	$22,626

December 31, 2023
Debt securities:
U.S. government securities	$2,071	$19	$(54)	$2,036
States, municipalities and political subdivisions	2,219	31	(35)	2,215
U.S. corporate securities	10,156	133	(446)	9,843
Foreign securities	2,593	41	(122)	2,512
Residential mortgage-backed securities	862	8	(60)	810
Commercial mortgage-backed securities	1,066	9	(100)	975
Other asset-backed securities	3,294	26	(18)	3,302
Redeemable preferred securities	21	—	(1)	20
Total debt securities (2)	$22,282	$267	$(836)	$21,713
_____________________________________________
(1)There was no allowance for expected credit losses recorded on available-for-sale debt securities at March 31, 2024 or December 31, 2023.
(2)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At March 31, 2024, debt securities with a fair value of $552 million, gross unrealized capital gains of $7 million and gross unrealized capital losses of $32 million, and at December 31, 2023, debt securities with a fair value of $592 million, gross unrealized capital gains of $10 million and gross unrealized capital losses of $28 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive loss.

The amortized cost and fair value of debt securities at March 31, 2024 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,262	$1,245
One year through five years	8,032	7,836
After five years through ten years	4,588	4,463
Greater than ten years	3,915	3,703
Residential mortgage-backed securities	857	800
Commercial mortgage-backed securities	1,121	1,036
Other asset-backed securities	3,533	3,543
Total	$23,308	$22,626

Summarized below are the debt securities the Company held at March 31, 2024 and December 31, 2023 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
March 31, 2024
Debt securities:
U.S. government securities	210	$846	$12	273	$856	$54	483	$1,702	$66
States, municipalities and political subdivisions	260	489	3	434	682	36	694	1,171	39
U.S. corporate securities	1,413	1,720	19	3,995	5,260	455	5,408	6,980	474
Foreign securities	324	444	7	915	1,299	117	1,239	1,743	124
Residential mortgage-backed securities	41	143	1	429	468	61	470	611	62
Commercial mortgage-backed securities	36	84	—	310	635	93	346	719	93
Other asset-backed securities	351	852	5	213	451	10	564	1,303	15
Redeemable preferred securities	—	—	—	7	13	—	7	13	—
Total debt securities	2,635	$4,578	$47	6,576	$9,664	$826	9,211	$14,242	$873

December 31, 2023
Debt securities:
U.S. government securities	74	$194	$2	280	$891	$52	354	$1,085	$54
States, municipalities and political subdivisions	95	181	1	455	733	34	550	914	35
U.S. corporate securities	576	672	14	4,120	5,602	432	4,696	6,274	446
Foreign securities	160	243	4	964	1,407	118	1,124	1,650	122
Residential mortgage-backed securities	33	97	1	461	517	59	494	614	60
Commercial mortgage-backed securities	44	94	2	287	581	98	331	675	100
Other asset-backed securities	196	449	4	443	867	14	639	1,316	18
Redeemable preferred securities	4	2	—	8	18	1	12	20	1
Total debt securities	1,182	$1,932	$28	7,018	$10,616	$808	8,200	$12,548	$836

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at March 31, 2024 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of March 31, 2024, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at March 31, 2024 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$14	$—	$1,093	$19	$1,107	$19
One year through five years	126	4	5,402	231	5,528	235
After five years through ten years	78	8	2,426	173	2,504	181
Greater than ten years	165	18	2,305	250	2,470	268
Residential mortgage-backed securities	7	—	604	62	611	62
Commercial mortgage-backed securities	15	1	704	92	719	93
Other asset-backed securities	15	1	1,288	14	1,303	15
Total	$420	$32	$13,822	$841	$14,242	$873

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the three months ended March 31, 2024 and 2023, the Company had the following activity in its mortgage loan portfolio:

	Three Months Ended March 31,
In millions	2024	2023
New mortgage loans	$59	$55
Mortgage loans fully repaid	2	14
Mortgage loans foreclosed	—	—

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

Based on the Company’s assessments at March 31, 2024 and December 31, 2023, the amortized cost basis of the Company's mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2024	2023	2022	2021	2020	Prior	Total
March 31, 2024
1	$—	$—	$—	$—	$—	$10	$10
2 to 4	56	302	349	224	35	350	1,316
5 and 6	—	—	—	13	—	18	31
7	—	—	—	5	—	—	5
Total	$56	$302	$349	$242	$35	$378	$1,362

December 31, 2023
1		$—	$—	$—	$—	$11	$11
2 to 4		302	346	225	35	354	1,262
5 and 6		—	—	13	—	19	32
7		—	—	6	—	—	6
Total		$302	$346	$244	$35	$384	$1,311

Net Investment Income

Sources of net investment income for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
In millions	2024	2023
Debt securities	$244	$191
Mortgage loans	17	13
Other investments	223	245
Gross investment income	484	449
Investment expenses	(12)	(10)
Net investment income (excluding net realized capital losses)	472	439
Net realized capital losses (1)	(18)	(105)
Net investment income (2)	$454	$334
_____________________________________________
(1)Net realized capital losses include yield-related impairment losses on debt securities of $10 million in the three months ended March 31, 2024. There were no credit-related impairment losses on debt securities in the three months ended March 31, 2024. Net realized capital losses include yield-related impairment losses of $24 million and are net of the reversal of previously recorded credit-related impairment losses on debt securities of $1 million in the three months ended March 31, 2023.
(2)Net investment income includes $8 million for both the three months ended March 31, 2024 and 2023 related to investments supporting experience-rated products.

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
In millions	2024	2023
Proceeds from sales	$1,265	$1,341
Gross realized capital gains	8	3
Gross realized capital losses	52	111

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
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 5 ‘‘Fair Value’’ in the 2023 Form 10-K.

There were no financial liabilities measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at March 31, 2024 or December 31, 2023. Financial assets measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at March 31, 2024 and December 31, 2023 were as follows:

In millions	Level 1	Level 2	Level 3	Total
March 31, 2024
Cash and cash equivalents	$3,548	$6,253	$—	$9,801
Debt securities:
U.S. government securities	2,125	22	—	2,147
States, municipalities and political subdivisions	—	2,008	—	2,008
U.S. corporate securities	—	10,545	26	10,571
Foreign securities	—	2,503	—	2,503
Residential mortgage-backed securities	—	800	—	800
Commercial mortgage-backed securities	—	1,036	—	1,036
Other asset-backed securities	—	3,543	—	3,543
Redeemable preferred securities	—	18	—	18
Total debt securities	2,125	20,475	26	22,626
Equity securities	212	—	88	300
Total	$5,885	$26,728	$114	$32,727

December 31, 2023
Cash and cash equivalents	$2,174	$6,022	$—	$8,196
Debt securities:
U.S. government securities	2,013	23	—	2,036
States, municipalities and political subdivisions	—	2,215	—	2,215
U.S. corporate securities	—	9,814	29	9,843
Foreign securities	—	2,512	—	2,512
Residential mortgage-backed securities	—	810	—	810
Commercial mortgage-backed securities	—	975	—	975
Other asset-backed securities	—	3,302	—	3,302
Redeemable preferred securities	—	20	—	20
Total debt securities	2,013	19,671	29	21,713
Equity securities	194	—	79	273
Total	$4,381	$25,693	$108	$30,182

During the three months ended March 31, 2024, there were no transfers into or out of Level 3. During the three months ended March 31, 2023 there were $29 million of transfers out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the unaudited condensed consolidated balance sheets at adjusted cost or contract value at March 31, 2024 and December 31, 2023 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
March 31, 2024
Assets:
Mortgage loans	$1,362	$—	$—	$1,316	$1,316
Equity securities (1)	559	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	1	—	—	1	1
Without a fixed maturity	321	—	—	282	282
Long-term debt	61,425	57,427	—	—	57,427

December 31, 2023
Assets:
Mortgage loans	$1,311	$—	$—	$1,274	$1,274
Equity securities (1)	534	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	1	—	—	1	1
Without a fixed maturity	312	—	—	279	279
Long-term debt	61,410	58,451	—	—	58,451
_____________________________________________
(1)It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

Separate Accounts assets relate to the Company’s large case pensions products which represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024				December 31, 2023
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$150	$—	$151	$2	$166	$—	$168
Debt securities	593	1,910	—	2,503	558	1,949	—	2,507
Common/collective trusts	—	572	—	572	—	529	—	529
Total (1)	$594	$2,632	$—	$3,226	$560	$2,644	$—	$3,204
_____________________________________________
(1)Excludes $45 million and $46 million of other receivables at March 31, 2024 and December 31, 2023, respectively.

5.Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
In millions	2024	2023
Health care costs payable, beginning of the period	$12,049	$10,142
Less: Reinsurance recoverables	5	5
Less: Impact of discount rate on long-duration insurance reserves (1)	(23)	8
Health care costs payable, beginning of the period, net	12,067	10,129
Add: Components of incurred health care costs
Current year	28,212	21,068
Prior years	(479)	(693)
Total incurred health care costs (2)	27,733	20,375
Less: Claims paid
Current year	16,263	11,957
Prior years	9,150	7,645
Total claims paid	25,413	19,602
Health care costs payable, end of the period, net	14,387	10,902
Add: Reinsurance recoverables	4	5
Add: Impact of discount rate on long-duration insurance reserves (1)	(23)	(12)
Health care costs payable, end of the period	$14,368	$10,895
_____________________________________________
(1)Reflects the difference between the current discount rate and the locked-in discount rate on long-duration insurance reserves which is recorded within accumulated other comprehensive loss on the unaudited condensed consolidated balance sheets.
(2)Total incurred health care costs for the three months ended March 31, 2024 and 2023 in the table above exclude $23 million and $22 million, respectively, of health care costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets and $47 million and $51 million, respectively, of health care costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets.

The Company’s estimates of prior years’ health care costs payable decreased by $479 million and $693 million, respectively, in the three months ended March 31, 2024 and 2023, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At March 31, 2024, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $11.0 billion. The majority of the Company’s liabilities for IBNR plus expected development on reported claims at March 31, 2024 related to the current year.

6.Other Insurance Liabilities and Separate Accounts

Future Policy Benefits

The following tables show the components of the change in the liability for future policy benefits, which is included in other insurance liabilities and other long-term insurance liabilities on the unaudited condensed consolidated balance sheets, during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
In millions	Large Case Pensions	Long-Term Care
Present value of expected net premiums (1)
Liability for future policy benefits, beginning of the period - current discount rate		$293

Beginning liability for future policy benefits at original (locked-in) discount rate		$288
Effect of changes in cash flow assumptions		—
Effect of actual variances from expected experience		5
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate		293
Interest accrual (using locked-in discount rate)		4
Net premiums (actual)		(10)
Ending liability for future policy benefits at original (locked-in) discount rate		287
Effect of changes in discount rate assumptions		(2)
Liability for future policy benefits, end of the period - current discount rate		$285

Present value of expected future policy benefits
Liability for future policy benefits, beginning of the period - current discount rate	$2,139	$1,640

Beginning liability for future policy benefits at original (locked-in) discount rate	$2,251	$1,632
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(8)	—
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate	2,243	1,632
Issuances	20	—
Interest accrual (using locked-in discount rate)	24	21
Benefit payments (actual)	(63)	(18)
Ending liability for future policy benefits at original (locked-in) discount rate	2,224	1,635
Effect of changes in discount rate assumptions	(151)	(41)
Liability for future policy benefits, end of the period - current discount rate	$2,073	$1,594

Net liability for future policy benefits	$2,073	$1,309
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, net of reinsurance recoverable	$2,073	$1,309
_____________________________________________
(1)The present value of expected net premiums is equivalent to the present value of expected gross premiums for the long-term care insurance contracts as net premiums are set equal to gross premiums.

	Three Months Ended March 31, 2023
In millions	Large Case Pensions	Long-Term Care
Present value of expected net premiums (1)
Liability for future policy benefits, beginning of the period - current discount rate		$300

Beginning liability for future policy benefits at original (locked-in) discount rate		$302
Effect of changes in cash flow assumptions		—
Effect of actual variances from expected experience		—
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate		302
Interest accrual (using locked-in discount rate)		4
Net premiums (actual)		(10)
Ending liability for future policy benefits at original (locked-in) discount rate		296
Effect of changes in discount rate assumptions		5
Liability for future policy benefits, end of the period - current discount rate		$301

Present value of expected future policy benefits
Liability for future policy benefits, beginning of the period - current discount rate	$2,253	$1,566

Beginning liability for future policy benefits at original (locked-in) discount rate	$2,425	$1,613
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	3	(2)
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate	2,428	1,611
Issuances	5	—
Interest accrual (using locked-in discount rate)	25	20
Benefit payments (actual)	(73)	(18)
Ending liability for future policy benefits at original (locked-in) discount rate	2,385	1,613
Effect of changes in discount rate assumptions	(115)	12
Liability for future policy benefits, end of the period - current discount rate	$2,270	$1,625

Net liability for future policy benefits	$2,270	$1,324
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, net of reinsurance recoverable	$2,270	$1,324
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

The amount of undiscounted expected gross premiums and expected future benefit payments for long-duration insurance liabilities as of March 31, 2024 and 2023 were as follows:

In millions	March 31, 2024	March 31, 2023
Large case pensions
Expected future benefit payments	$3,213	$3,463
Expected gross premiums	—	—

Long-term care
Expected future benefit payments	$3,215	$3,246
Expected gross premiums	411	428

The weighted-average interest rate used in the measurement of the long-duration insurance liabilities as of March 31, 2024 and 2023 were as follows:

	March 31, 2024	March 31, 2023
Large case pensions
Interest accretion rate	4.20%	4.20%
Current discount rate	5.22%	4.90%

Long-term care
Interest accretion rate	5.11%	5.11%
Current discount rate	5.36%	5.06%

The weighted-average durations (in years) of the long-duration insurance liabilities as of March 31, 2024 and 2023 were as follows:

	March 31, 2024	March 31, 2023
Large case pensions	7.3	7.4
Long-term care	12.0	12.5

Policyholders’ Funds

The following table shows the components of the change in policyholders’ funds related to long-duration insurance contracts, which are included in policyholders’ funds and other long-term liabilities on the unaudited condensed consolidated balance sheets, during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
In millions, except weighted average crediting rate	2024	2023
Policyholders’ funds, beginning of the period	$332	$345
Deposits received	9	(4)
Policy charges	(1)	—
Surrenders and withdrawals	(4)	(7)
Interest credited	3	3
Change in net unrealized gains (losses)	(6)	21
Other	(4)	(9)
Policyholders’ funds, end of the period	$329	$349

Weighted average crediting rate	4.30%	4.55%

Net amount at risk	$—	$—

Cash surrender value	$320	$332

Separate Accounts

The following table shows the fair value of assets, by major investment category, supporting Separate Accounts as of March 31, 2024 and December 31, 2023:

In millions	March 31, 2024	December 31, 2023
Cash and cash equivalents	$151	$168
Debt securities:
U.S. government securities	588	573
States, municipalities and political subdivisions	21	28
U.S. corporate securities	1,645	1,632
Foreign securities	203	202
Residential mortgage-backed securities	32	51
Commercial mortgage-backed securities	3	6
Other asset-backed securities	11	15
Total debt securities	2,503	2,507
Common/collective trusts	572	529
Total (1)	$3,226	$3,204
_____________________________________________
(1)Excludes $45 million and $46 million of other receivables at March 31, 2024 and December 31, 2023, respectively.

The following table shows the components of the change in Separate Accounts liabilities during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
In millions	2024	2023
Separate Accounts liability, beginning of the period	$3,250	$3,228
Premiums and deposits	201	246
Surrenders and withdrawals	(93)	—
Benefit payments	(223)	(260)
Investment earnings	128	23
Net transfers from general account	2	—
Other	6	(6)
Separate Accounts liability, end of the period	$3,271	$3,231

Cash surrender value, end of the period	$2,201	$2,142

The Company did not recognize any gains or losses on assets transferred to Separate Accounts during the three months ended March 31, 2024 and 2023.

7.Shareholders’ Equity

Share Repurchases

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of March 31, 2024
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the three months ended March 31, 2024 and 2023, the Company repurchased an aggregate of 39.7 million shares of common stock for approximately $3.0 billion and an aggregate of 22.8 million shares of common stock for approximately $2.0 billion, respectively, both pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $3.0 billion fixed dollar ASR with Morgan Stanley & Co. LLC. Upon payment of the $3.0 billion purchase price on January 4, 2024, the Company received a number of shares of CVS Health Corporation’s common stock equal to 85% of the $3.0 billion notional amount of the ASR or approximately 31.4 million shares, which were placed into treasury stock in January 2024. The ASR was accounted for as an initial treasury stock transaction for $2.6 billion and a forward contract for $0.4 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus. In March 2024, the Company received approximately 8.3 million shares of CVS Health Corporation’s common stock, representing the remaining 15% of the $3.0 billion notional amount of the ASR, thereby concluding the ASR. These shares were placed into treasury and the forward contract was reclassified from capital surplus to treasury stock in March 2024.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $2.0 billion fixed dollar ASR with Citibank, N.A. Upon payment of the $2.0 billion purchase price on January 4, 2023, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $2.0 billion notional amount of the ASR or approximately 17.4 million shares, which were placed into treasury stock in January 2023. The ASR was accounted for as an initial treasury stock transaction for $1.6 billion and a forward contract for $0.4 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus. In February 2023, the Company received approximately 5.4 million shares of CVS Health Corporation’s common stock, representing the remaining 20% of the $2.0 billion notional amount of the ASR, thereby concluding the ASR. These shares were placed into treasury and the forward contract was reclassified from capital surplus to treasury stock in February 2023.

At the time they were received, the initial and final receipt of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.

Dividends

The quarterly cash dividend declared by the Board was $0.665 and $0.605 per share in the three months ended March 31, 2024 and 2023, respectively. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

8.Other Comprehensive Income (Loss)
Shareholders’ equity included the following activity in accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
In millions	2024	2023
Net unrealized investment losses:
Beginning of period balance	$(429)	$(1,519)
Other comprehensive income (loss) before reclassifications ($(162) and $340 pretax)	(156)	339
Amounts reclassified from accumulated other comprehensive loss ($54 and $131 pretax) (1)	48	131
Other comprehensive income (loss)	(108)	470
End of period balance	(537)	(1,049)

Change in discount rate on long-duration insurance reserves:
Beginning of period balance	152	219
Other comprehensive income (loss) before reclassifications ($88 and $(101) pretax)	68	(74)
Other comprehensive income (loss)	68	(74)
End of period balance	220	145

Foreign currency translation adjustments:
Beginning of period balance	—	—
Other comprehensive loss before reclassifications	—	(1)
Other comprehensive loss	—	(1)
End of period balance	—	(1)

Net cash flow hedges:
Beginning of period balance	244	239
Other comprehensive loss before reclassifications ($0 and $(5) pretax)	—	(4)
Amounts reclassified from accumulated other comprehensive income ($(6) and $(3) pretax) (2)	(4)	(2)
Other comprehensive loss	(4)	(6)
End of period balance	240	233

Pension and other postretirement benefits:
Beginning of period balance	(264)	(203)
Other comprehensive income	—	—
End of period balance	(264)	(203)

Total beginning of period accumulated other comprehensive loss	(297)	(1,264)
Total other comprehensive income (loss)	(44)	389
Total end of period accumulated other comprehensive loss	$(341)	$(875)
_____________________________________________
(1)Amounts reclassified from accumulated other comprehensive loss for specifically identified debt securities are included in net investment income in the unaudited condensed consolidated statements of operations.
(2)Amounts reclassified from accumulated other comprehensive income for specifically identified cash flow hedges are included in interest expense in the unaudited condensed consolidated statements of operations. The Company expects to reclassify approximately $21 million, net of tax, in net gains associated with its cash flow hedges into net income within the next 12 months.

9.Earnings Per Share

Earnings per share is computed using the treasury stock method. Stock options and stock appreciation rights to purchase 6 million and 4 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2024 and 2023, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
In millions, except per share amounts	2024	2023
Numerator for earnings per share calculation:
Net income attributable to CVS Health	$1,113	$2,136

Denominator for earnings per share calculation:
Weighted average shares, basic	1,260	1,283
Restricted stock units and performance stock units	5	5
Stock options and stock appreciation rights	2	3
Weighted average shares, diluted	1,267	1,291

Earnings per share:
Basic	$0.88	$1.66
Diluted	$0.88	$1.65

10.Commitments and Contingencies

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations. As of March 31, 2024, the Company guaranteed 63 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2035.

Guaranty Fund Assessments, Market Stabilization and Other Non-Voluntary Risk Sharing Pools

Under guaranty fund laws existing in all states, insurers doing business in those states can be assessed (in most states up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The life and health insurance guaranty associations in which the Company participates that operate under these laws respond to insolvencies of long-term care insurers and life insurers as well as health insurers. The Company’s assessments generally are based on a formula relating to the Company’s health care premiums in the state compared to the premiums of other insurers. Certain states allow assessments to be recovered over time as offsets to premium taxes. Some states have similar laws relating to health maintenance organizations (“HMOs”) and/or other payors such as not-for-profit consumer-governed health plans established under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

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

The Company is facing multiple lawsuits, including by state Attorneys General, governmental subdivisions, private parties and several putative class actions, regarding drug pricing and its rebate arrangements with drug manufacturers. These complaints, brought by a number of different types of plaintiffs under a variety of legal theories, generally allege that rebate agreements between the drug manufacturers and PBMs caused inflated prices for certain drug products. The majority of these cases have now been transferred into a multi-district litigation in the U.S. District Court for the District of New Jersey. The Company is defending itself against these claims. The Company has also received subpoenas, civil investigative demands (“CIDs”), and other requests for documents and information from, and is being investigated by, the FTC and Attorneys General of several states and the District of Columbia regarding its PBM practices, including pharmacy contracting practices and reimbursement, pricing and rebates. The Company has been providing documents and information in response to these subpoenas, CIDs, and requests for information.

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

Forty-five states, the District of Columbia, and all eligible United States territories are participating in the settlement. A high percentage of eligible subdivisions within the participating states also have elected to join the settlement. The Company has separately entered into settlement agreements with four states – Florida, West Virginia, New Mexico and Nevada – and a high percentage of eligible subdivisions within those states also have elected to participate.

The final settlement agreement contains certain contingencies related to payment obligations. Because these contingencies are inherently unpredictable, the assessment requires judgments about future events. The amount of ultimate loss may differ from the amount accrued by the Company.

The State of Maryland has elected not to participate, and thus subdivisions within the State of Maryland may not participate, in the settlement. The State of Maryland has issued a civil subpoena for information from the Company, and litigation is pending with certain subdivisions within the State of Maryland. The Company is defending itself against claims made in these cases.

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

CMS Actions

CMS regularly audits the Company’s performance to determine its compliance with CMS’s regulations and its contracts with CMS and to assess the quality of services it provides to Medicare beneficiaries. CMS uses various payment mechanisms to allocate and adjust premium payments to the Company’s and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information prepared, maintained and provided by providers. The Company collects claim and encounter data from providers and generally relies on providers to appropriately code their submissions to the Company and document their medical records, including the diagnosis data submitted to the Company with claims. CMS pays increased premiums to Medicare Advantage plans and Medicare PDP plans for members who have certain medical conditions identified with specific diagnosis codes. Federal regulators review and audit the providers’ medical records to determine whether those records support the related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to the Company. In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including certain of the Company’s plans, to validate coding practices and supporting medical record documentation maintained by providers and the resulting risk-adjusted premium payments to the plans. CMS may require the Company to refund premium payments if the Company’s risk-adjusted premiums are not properly supported by medical record data. The Office of the Inspector General of the U.S. Department of Health and Human Services (the “OIG”) also is auditing the Company’s risk adjustment-related data and that of other companies. The Company expects CMS and the OIG to continue these types of audits.

In 2012, in the “Notice of Final Payment Error Calculation for Part C Medicare Advantage Risk Adjustment Validation Data (“RADV”) Contract-Level Audits,” CMS revised its audit methodology for RADV contract-level audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under the revised methodology, among other things, CMS announced extrapolation of the error rate identified in the audit sample along with the application of a process to account for errors in the government’s traditional fee-for-service Medicare program (“FFS Adjuster”). For contract years prior to 2011, CMS did not extrapolate sample error rates to the entire contract, nor did CMS propose to apply a FFS adjuster. By applying the FFS Adjuster, Medicare Advantage organizations would have been liable for repayments only to the extent that their extrapolated payment errors exceeded the error rate in Original Medicare, which could have impacted the extrapolated repayments to which Medicare Advantage organizations are subject. This revised contract-level audit methodology increased the Company’s exposure to premium refunds to CMS based on incomplete medical records maintained by providers. In the RADV audit methodology CMS used from 2011-2013, CMS selected only a few of the Company’s Medicare Advantage contracts for various contract years for contract-level RADV audits. In October 2018, CMS in the proposed rule (“Proposed Rule”) announced a new methodology for RADV audits targeting certain health conditions and members with many diagnostic conditions along with extrapolation for the error rates identified without use of a FFS Adjuster. While the rule was under proposal, CMS initiated contract-level RADV audits for the years 2014 and 2015 with this new RADV methodology without a final rule.

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

The Company is currently unable to predict which of its Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds for years prior to 2018 or prospective adjustments to Medicare Advantage premium payments made to the Company, the effect of any such refunds or adjustments on the actuarial soundness of the Company’s Medicare Advantage bids, or whether any RADV audit findings would require the Company to change its method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in the Company’s bids for prior contract years, the current contract year or future contract years. Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV, Public Exchange-related or other audits by CMS, the OIG or otherwise, including audits of the Company’s minimum loss ratio rebates, methodology and/or reports, could be material and could adversely affect the Company’s operating results, cash flows and/or financial condition.

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

Beginning in December 2021, the Company has received three demands for inspection of books and records pursuant to Delaware General Corporation Law Section 220 (“Section 220 demands”), as well as a derivative complaint (Vladimir Gusinsky Revocable Trust v. Lynch, et al.) that was filed in January 2023, which the defendants have moved to dismiss. The Section 220 demands and the complaint purport to be related to potential breaches of fiduciary duties by the Board in relation to certain matters concerning opioids. Following the Company’s response to the Section 220 demands, two of the three stockholders sent demand letters to the Board containing allegations substantially similar to those made in the earlier Section 220 demands and the derivative matter, and requested that it take certain actions, including consideration of its governance and policies with respect to controlled substances. The Board deferred consideration of these two demands until after the motion to dismiss the Gusinsky case is decided.

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

Adjusted operating income is defined as operating income (loss) (GAAP measure) excluding the impact of amortization of intangible assets, net realized capital gains or losses and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. See the reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income below for further context regarding the items excluded from operating income in determining adjusted operating income. The CODM uses adjusted operating income as its principal measure of segment performance as it enhances the CODM’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
March 31, 2024
Revenues from external customers	$31,865	$36,466	$19,638	$14	$—	$87,983
Intersegment revenues	18	3,819	9,087	—	(12,924)	—
Net investment income	353	—	—	101	—	454
Total revenues	32,236	40,285	28,725	115	(12,924)	88,437
Adjusted operating income (loss)	732	1,363	1,177	(315)	—	2,957

March 31, 2023
Revenues from external customers	$25,692	$40,811	$18,426	$15	$—	$84,944
Intersegment revenues	21	3,780	9,499	—	(13,300)	—
Net investment income (loss)	164	—	(3)	173	—	334
Total revenues	25,877	44,591	27,922	188	(13,300)	85,278
Adjusted operating income (loss)	1,824	1,680	1,134	(268)	—	4,370
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $3.4 billion and $4.1 billion of retail co-payments for the three months ended March 31, 2024 and 2023, respectively.
(2)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Health Services segment, and/or the Pharmacy & Consumer Wellness segment.

The following are reconciliations of consolidated operating income to adjusted operating income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
In millions	2024	2023
Operating income (GAAP measure)	$2,271	$3,446
Amortization of intangible assets (1)	508	402
Net realized capital losses (2)	18	105
Acquisition-related transaction and integration costs (3)	60	43
Opioid litigation charge (4)	100	—
Office real estate optimization charges (5)	—	25
Loss on assets held for sale (6)	—	349
Adjusted operating income	$2,957	$4,370
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
(3)During the three months ended March 31, 2024, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. During the three months ended March 31, 2023, the acquisition-related transaction and integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related transaction and integration costs are reflected in the Company’s unaudited condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(4)During the three months ended March 31, 2024, the opioid litigation charge relates to a change in the Company’s accrual related to ongoing opioid litigation matters.
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
(6)During the three months ended March 31, 2023, the loss on assets held for sale relates to the LTC reporting unit within the Pharmacy & Consumer Wellness segment. During 2022, the Company determined that its LTC business was no longer a strategic asset and committed to a plan to sell it, at which time the LTC business met the criteria for held-for-sale accounting and its net assets were accounted for as assets held for sale. During the first quarter of 2023, a loss on assets held for sale was recorded to write down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflected its estimated fair value less costs to sell. As of the third quarter of 2023, the Company determined the LTC business no longer met the criteria for held-for-sale accounting and accordingly the net assets associated with the LTC business were reclassified to held and used at their respective fair values.

Index to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of March 31, 2024, the related condensed consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 7, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

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
May 1, 2024

Form 10-Q Table of Contents
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading health solutions company building a world of health around every consumer it serves and connecting care so that it works for people wherever they are. As of March 31, 2024, the Company had more than 9,000 retail locations, more than 1,000 walk-in medical clinics, 205 primary care medical clinics, a leading pharmacy benefits manager with approximately 90 million plan members and expanding specialty pharmacy solutions and a dedicated senior pharmacy care business serving more than 800,000 patients per year. The Company also serves an estimated more than 36 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is creating new sources of value through its integrated model allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” The Company sold Insured plans directly to individual consumers through the individual public health insurance exchanges (“Public Exchanges”) in 17 states as of March 31, 2024.

Overview of the Health Services Segment

The Health Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, delivers health care services in its medical clinics, virtually, and in the home, and offers provider enablement solutions. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. During 2023, the Company completed the acquisition of two key health care delivery assets – Signify Health, Inc. (“Signify Health”), a leader in health risk assessments, value-based care and provider enablement services, and Oak Street Health, Inc. (“Oak Street Health”), a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients. The Company also announced the launch of CordavisTM, a wholly owned subsidiary that will work directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products. The Health Services segment’s clients and customers are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, the U.S. Centers for Medicare & Medicaid Services (“CMS”), plans offered on Insurance Exchanges and other sponsors of health benefit plans throughout the U.S., patients who receive care in the Health Services segment’s medical clinics, virtually or in the home, as well as Covered Entities.

Overview of the Pharmacy & Consumer Wellness Segment

The Pharmacy & Consumer Wellness segment dispenses prescriptions in its retail pharmacies and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of March 31, 2024, the Pharmacy & Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

Overview of the Corporate/Other Segment

The Company presents the remainder of its financial results in the Corporate/Other segment, which primarily consists of:

•Management and administrative expenses to support the Company’s overall operations, which include certain aspects of executive management and the corporate relations, legal, compliance, human resources and finance departments, information technology, digital, data and analytics, as well as acquisition-related transaction and integration costs; and
•Products for which the Company no longer solicits or accepts new customers, such as its large case pensions and long-term care insurance products.

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three months ended March 31, 2024 and 2023, and the significant developments affecting the Company’s financial condition since December 31, 2023. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

Summary of Consolidated Financial Results

	Three Months Ended March 31,		Change
In millions	2024	2023	$	%
Revenues:
Products	$53,724	$58,147	$(4,423)	(7.6)%
Premiums	30,391	24,352	6,039	24.8%
Services	3,868	2,445	1,423	58.2%
Net investment income	454	334	120	35.9%
Total revenues	88,437	85,278	3,159	3.7%
Operating costs:
Cost of products sold	48,073	51,455	(3,382)	(6.6)%
Health care costs	27,803	20,448	7,355	36.0%
Loss on assets held for sale	—	349	(349)	(100.0)%
Operating expenses	10,290	9,580	710	7.4%
Total operating costs	86,166	81,832	4,334	5.3%
Operating income	2,271	3,446	(1,175)	(34.1)%
Interest expense	716	589	127	21.6%
Other income	(25)	(22)	(3)	(13.6)%
Income before income tax provision	1,580	2,879	(1,299)	(45.1)%
Income tax provision	456	737	(281)	(38.1)%
Net income	1,124	2,142	(1,018)	(47.5)%
Net income attributable to noncontrolling interests	(11)	(6)	(5)	(83.3)%
Net income attributable to CVS Health	$1,113	$2,136	$(1,023)	(47.9)%

Commentary - Three Months Ended March 31, 2024 vs. 2023

Revenues
•Total revenues increased $3.2 billion, or 3.7%, in the three months ended March 31, 2024 compared to the prior year primarily driven by growth in the Health Care Benefits and Pharmacy & Consumer Wellness segments, partially offset by a decline in the Health Services segment.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $710 million, or 7.4%, in the three months ended March 31, 2024 compared to the prior year. The increase in operating expenses was primarily due to increased operating expenses to support growth in the business and operating expenses associated with Signify Health and Oak Street Health which were acquired in March and May of 2023, respectively, including the amortization of acquired intangible assets. These increases were partially offset by a decline in operating expenses in the Pharmacy & Consumer Wellness segment due to the impact of a decrease in store count.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $1.2 billion, or 34.1%, in the three months ended March 31, 2024, primarily due to increased Medicare utilization, the unfavorable impact of the previously disclosed decline in the Company’s 2024 Medicare Advantage star ratings and a year-over-year unfavorable impact from development of prior-years’ health care cost estimates in the Health Care Benefits segment, as well as continued pharmacy client price improvements, lower contributions from 340B and the previously announced loss of a large client in the Health Services segment. These decreases were partially offset by an increase in operating income in the Pharmacy & Consumer Wellness segment, including the absence of a $349 million loss on assets held for sale related to the write-down of the Company’s Omnicare® long-term care business (“LTC business”) recorded in the prior year.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense increased $127 million, or 21.6%, due to higher debt in the three months ended March 31, 2024, primarily driven by long-term debt issued in February and June of 2023 to fund the Company’s acquisitions of Signify Health and Oak Street Health. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision
•The effective income tax rate was 28.9% for the three months ended March 31, 2024 compared to 25.6% for the three months ended March 31, 2023. The increase in the effective income tax rate was primarily due to the impact of certain discrete tax items and their proportion to lower pre-tax income recorded during the three months ended March 31, 2024.

Outlook

The Company believes you should consider the following key business and regulatory trends and uncertainties:

Key Business Trends and Uncertainties

•Membership enrollment in Medicare Advantage plans has exceeded expectations.
•Utilization, particularly in Medicare Advantage programs, persisted at elevated levels through the first quarter of 2024. Although the level of Medicare utilization is difficult to accurately predict, at this time, we expect that continued elevated utilization will pressure the Company’s Health Care Benefits segment and its health care delivery assets in its Health Services segment for the remainder of the year.
•Visibility across the health insurance industry was significantly impaired by the cyberattack on Change Healthcare during the first quarter of 2024, which resulted in delayed receipt and processing of claims. While the Company has reserved approximately $500 million as its best estimate of missing claims, this lack of visibility required the use of estimates, assumptions and projections which could cause actual results to differ materially from the Company’s estimate.
•The Company expects growth in its new Cordavis, Oak Street Health and Signify Health businesses.
•The Company continues to share with clients a larger portion of rebates, fees and/or discounts received from pharmaceutical manufacturers. In addition, marketplace dynamics and regulatory changes have limited the Company’s ability to offer plan sponsors pricing that includes retail network “differential” or “spread.” The Company expects these trends to continue.
•Ongoing GLP-1 supply constraints, and the associated impact on product mix, could pressure the Company’s Pharmacy Services business.
•Competitive pressures in the retail pharmacy industry are increasing, resulting in aggressive generic pricing programs, the growth of discount cards and increased utilization of digital commerce.
•Consumer spend management and a decline in consumer discretionary spending, as well as a shift to value, grocery and digital retailers, could drive lower front store sales.
•Future costs are influenced by a number of factors including competitive demand for products and services, legislative and regulatory considerations, and labor and other market dynamics, including inflation. We evaluate and adjust our approach in each of the markets we serve, considering all relevant factors.
•The Company expects benefits from ongoing enterprise-wide cost savings initiatives and investments in efficiencies, which aim to reduce the Company’s operating cost structure in a way that improves the consumer experience and is sustainable.
•Changes in conditions in the U.S. and global capital markets can significantly and adversely affect interest rates and capital market conditions which could result in increased financing costs.

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

For additional information regarding these and other trends and uncertainties, see Item 1A, “Risk Factors” and Part I, Item 1 “Business - Government Regulation” included in the 2023 Form 10-K.

Segment Analysis

The following discussion of segment operating results is presented based on the Company’s reportable segments in accordance with the accounting guidance for segment reporting and is consistent with the segment disclosure in Note 11 ‘‘Segment Reporting’’ to the unaudited condensed consolidated financial statements.

The Company has three operating segments, Health Care Benefits, Health Services and Pharmacy & Consumer Wellness, as well as a Corporate/Other segment. The Company’s segments maintain separate financial information, and the Company’s chief operating decision maker (“CODM”) evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income. Adjusted operating income is defined as operating income (loss) as measured by accounting principles generally accepted in the United States of America (“GAAP”) excluding the impact of amortization of intangible assets, net realized capital gains or losses and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. See the reconciliations of operating income (loss) (GAAP measure) to adjusted operating income (loss) below for further context regarding the items excluded from operating income in determining adjusted operating income. The CODM uses adjusted operating income as its principal measure of segment performance as it enhances the CODM’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
March 31, 2024
Total revenues	$32,236	$40,285	$28,725	$115	$(12,924)	$88,437
Adjusted operating income (loss)	732	1,363	1,177	(315)	—	2,957
March 31, 2023
Total revenues	$25,877	$44,591	$27,922	$188	$(13,300)	$85,278
Adjusted operating income (loss)	1,824	1,680	1,134	(268)	—	4,370
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $3.4 billion and $4.1 billion of retail co-payments for the three months ended March 31, 2024 and 2023, respectively.
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

The following are reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income (loss) to segment adjusted operating income (loss):

	Three Months Ended March 31, 2024
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$428	$1,213	$1,113	$(483)	$2,271
Amortization of intangible assets (1)	294	150	64	—	508
Net realized capital losses (2)	10	—	—	8	18
Acquisition-related integration costs (3)	—	—	—	60	60
Opioid litigation charge (4)	—	—	—	100	100
Adjusted operating income (loss)	$732	$1,363	$1,177	$(315)	$2,957

	Three Months Ended March 31, 2023
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,408	$1,638	$717	$(317)	$3,446
Amortization of intangible assets (1)	295	41	65	1	402
Net realized capital losses (2)	99	—	3	3	105
Acquisition-related transaction and integration costs (3)	—	—	—	43	43
Office real estate optimization charges (5)	22	1	—	2	25
Loss on assets held for sale (6)	—	—	349	—	349
Adjusted operating income (loss)	$1,824	$1,680	$1,134	$(268)	$4,370
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
(3)During the three months ended March 31, 2024, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. During the three months ended March 31, 2023, the acquisition-related transaction and integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related transaction and integration costs are reflected in the Company’s unaudited condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(4)During the three months ended March 31, 2024, the opioid litigation charge relates to a change in the Company’s accrual related to ongoing opioid litigation matters.
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
(6)During the three months ended March 31, 2023, the loss on assets held for sale relates to the LTC reporting unit within the Pharmacy & Consumer Wellness segment. During 2022, the Company determined that its LTC business was no longer a strategic asset and committed to a plan to sell it, at which time the LTC business met the criteria for held-for-sale accounting and its net assets were accounted for as assets held for sale. During the first quarter of 2023, a loss on assets held for sale was recorded to write down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflected its estimated fair value less costs to sell. As of the third quarter of 2023, the Company determined the LTC business no longer met the criteria for held-for-sale accounting and accordingly the net assets associated with the LTC business were reclassified to held and used at their respective fair values.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages and basis points (“bps”)	2024	2023	$	%
Revenues:
Premiums	$30,379	$24,339	$6,040	24.8%
Services	1,504	1,374	130	9.5%
Net investment income	353	164	189	115.2%
Total revenues	32,236	25,877	6,359	24.6%
Health care costs	27,458	20,595	6,863	33.3%
MBR (Health care costs as a % of premium revenues)	90.4%	84.6%	580	bps
Operating expenses	$4,350	$3,874	$476	12.3%
Operating expenses as a % of total revenues	13.5%	15.0%
Operating income	$428	$1,408	$(980)	(69.6)%
Operating income as a % of total revenues	1.3%	5.4%
Adjusted operating income (1)	$732	$1,824	$(1,092)	(59.9)%
Adjusted operating income as a % of total revenues	2.3%	7.0%
Premium revenues (by business):
Government	$21,716	$17,528	$4,188	23.9%
Commercial	8,663	6,811	1,852	27.2%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Care Benefits segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended March 31, 2024 vs. 2023

Revenues
•Total revenues increased $6.4 billion, or 24.6%, in the three months ended March 31, 2024 compared to the prior year driven by growth in the Medicare and Commercial product lines.

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
•The MBR increased to 90.4% in the three months ended March 31, 2024 compared to 84.6% in the prior year driven by increased Medicare utilization, the unfavorable impact of the previously disclosed decline in the Company’s 2024 Medicare Advantage star ratings, an unfavorable year-over-year impact of prior-year development, as well as the impact of an additional day in 2024 due to the leap year.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses increased $476 million, or 12.3%, in the three months ended March 31, 2024 compared to the prior year primarily driven by increased operating expenses to support the growth in the Medicare and Commercial product lines. Operating expenses as a percentage of total revenues decreased to 13.5% in the three months ended March 31, 2024 compared to 15.0% in the prior year, reflecting improved fixed cost leverage across the business due to membership growth.

Adjusted operating income
•Adjusted operating income decreased $1.1 billion, or 59.9%, in the three months ended March 31, 2024 compared to the prior year primarily driven by increased Medicare utilization, the unfavorable impact of the Company’s 2024 Medicare Advantage star ratings, as well as the unfavorable year-over-year impact of prior-year development. These decreases were partially offset by increased volume due to growth in the Medicare and Commercial product lines, an increase in net investment income and improved fixed cost leverage across the business due to membership growth.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	March 31, 2024			December 31, 2023			March 31, 2023
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	4,735	14,111	18,846	4,252	14,087	18,339	3,949	14,039	17,988
Medicare Advantage	4,205	—	4,205	3,460	—	3,460	3,387	—	3,387
Medicare Supplement	1,300	—	1,300	1,343	—	1,343	1,344	—	1,344
Medicaid	1,972	447	2,419	2,073	444	2,517	2,293	501	2,794
Total medical membership	12,212	14,558	26,770	11,128	14,531	25,659	10,973	14,540	25,513

Supplemental membership information:
Medicare Prescription Drug Plan (stand-alone)			4,947			6,081			6,112

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
•Medical membership as of March 31, 2024 of 26.8 million increased 1.1 million members compared with December 31, 2023, reflecting increases in the Medicare and Commercial product lines, including an increase of 493,000 members related to the individual exchange business within the Commercial product line. These increases were partially offset by a decline in the Medicaid product line.

Medicare Update
On April 1, 2024, CMS issued its final notice detailing final 2025 Medicare Advantage payment rates. Final 2025 Medicare Advantage rates resulted in an expected average decrease in revenue for the Medicare Advantage industry of 0.16%, excluding the CMS estimate of Medicare Advantage risk score trend.

Health Services Segment

The following table summarizes the Health Services segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2024	2023	$	%
Revenues:
Products	$37,717	$43,671	$(5,954)	(13.6)%
Services	2,568	920	1,648	179.1%
Total revenues	40,285	44,591	(4,306)	(9.7)%
Cost of products sold	37,532	42,416	(4,884)	(11.5)%
Health care costs	701	—	701	100.0%
Operating expenses	839	537	302	56.2%
Operating expenses as a % of total revenues	2.1%	1.2%
Operating income	$1,213	$1,638	$(425)	(25.9)%
Operating income as a % of total revenues	3.0%	3.7%
Adjusted operating income (1)	$1,363	$1,680	$(317)	(18.9)%
Adjusted operating income as a % of total revenues	3.4%	3.8%
Revenues (by distribution channel):
Pharmacy network (2)	$20,464	$27,592	$(7,128)	(25.8)%
Mail & specialty (3)	17,262	16,145	1,117	6.9%
Other	2,559	854	1,705	199.6%
Pharmacy claims processed (4)	462.9	587.3	(124.4)	(21.2)%
Generic dispensing rate (4)	88.3%	88.4%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Services segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.
(2)Pharmacy network revenues relate to claims filled at retail and specialty retail pharmacies, including the Company’s retail pharmacies and LTC pharmacies, as well as activity associated with Maintenance Choice, which permits eligible client plan members to fill their maintenance prescriptions through mail order delivery or at a CVS pharmacy retail store for the same price as mail order.
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

Commentary - Three Months Ended March 31, 2024 vs. 2023

Revenues
•Total revenues decreased $4.3 billion, or 9.7%, in the three months ended March 31, 2024 compared to the prior year primarily driven by the previously announced loss of a large client during the three months ended March 31, 2024 and continued pharmacy client price improvements. These decreases were partially offset by pharmacy drug mix, growth in specialty pharmacy and the acquisitions of Oak Street Health and Signify Health.

Operating expenses
•Operating expenses in the Health Services segment include selling, general and administrative expenses; and depreciation and amortization expense.
•Operating expenses increased $302 million, or 56.2%, in the three months ended March 31, 2024 compared to the prior year primarily due to operating expenses associated with Oak Street Health and Signify Health, including the amortization of acquired intangible assets.

Adjusted operating income
•Adjusted operating income decreased $317 million, or 18.9%, in the three months ended March 31, 2024 compared to the prior year primarily driven by continued pharmacy client price improvements, lower contributions from 340B, the previously announced loss of a large client during the three months ended March 31, 2024 and the inclusion of the Oak Street Health operating results in the three months ended March 31, 2024. These decreases were partially offset by improved purchasing economics, including increased contributions from the products and services of the Company’s group purchasing organization, as well as contributions from Signify Health in the three months ended March 31, 2024.
•As you review the Health Services segment’s performance in this area, you should consider the following important information about the business:
•The Company’s efforts to (i) retain existing clients, (ii) obtain new business and (iii) maintain or improve the rebates, fees and/or discounts the Company receives from manufacturers, wholesalers and retail pharmacies continue to have an impact on adjusted operating income. In particular, the Company continues to share with clients a larger portion of rebates, fees and/or discounts received from pharmaceutical manufacturers. In addition, marketplace dynamics and regulatory changes have limited the Company’s ability to offer plan sponsors pricing that includes retail network “differential” or “spread,” and the Company expects these trends to continue. The “differential” or “spread” is any difference between the drug price charged to plan sponsors, including Medicare Part D plan sponsors, by a PBM and the price paid for the drug by the PBM to the dispensing provider.

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
•Pharmacy claims processed decreased 21.2% on a 30-day equivalent basis in the three months ended March 31, 2024 compared to the prior year, reflecting the previously announced loss of a large client during the three months ended March 31, 2024.

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
•The Health Services segment’s generic dispensing rate remained relatively consistent at 88.3% in the three months ended March 31, 2024 compared to 88.4% in the prior year.

Pharmacy & Consumer Wellness Segment

The following table summarizes the Pharmacy & Consumer Wellness segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2024	2023	$	%
Revenues:
Products	$28,120	$27,258	$862	3.2%
Services	605	667	(62)	(9.3)%
Net investment income (loss)	—	(3)	3	100.0%
Total revenues	28,725	27,922	803	2.9%
Cost of products sold	22,760	21,876	884	4.0%
Loss on assets held for sale	—	349	(349)	(100.0)%
Operating expenses	4,852	4,980	(128)	(2.6)%
Operating expenses as a % of total revenues	16.9%	17.8%
Operating income	$1,113	$717	$396	55.2%
Operating income as a % of total revenues	3.9%	2.6%
Adjusted operating income (1)	$1,177	$1,134	$43	3.8%
Adjusted operating income as a % of total revenues	4.1%	4.1%
Revenues (by major goods/service lines):
Pharmacy	$22,784	$21,780	$1,004	4.6%
Front Store	5,370	5,597	(227)	(4.1)%
Other	571	548	23	4.2%
Net investment income (loss)	—	(3)	3	100.0%
Prescriptions filled (2)	417.6	404.8	12.8	3.2%
Same store sales increase (decrease): (3)
Total	5.3%	11.6%
Pharmacy	7.3%	12.7%
Front Store	(2.2)%	7.7%
Prescription volume (2)	5.8%	5.0%
Generic dispensing rate (2)	90.1%	89.4%
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
(3)Same store sales and prescription volume represent the change in revenues and prescriptions filled in the Company’s retail pharmacy stores that have been operating for greater than one year and digital sales initiated online or through mobile applications and fulfilled through the Company’s distribution centers, expressed as a percentage that indicates the increase or decrease relative to the comparable prior period. Same store metrics exclude revenues and prescriptions from LTC and infusion services operations. Management uses these metrics to evaluate the performance of existing stores on a comparable basis and to inform future decisions regarding existing stores and new locations. Same-store metrics provide management and investors with information useful in understanding the portion of current revenues and prescriptions resulting from organic growth in existing locations versus the portion resulting from opening new stores.

Commentary - Three Months Ended March 31, 2024 vs. 2023

Revenues
•Total revenues increased $803 million, or 2.9%, in the three months ended March 31, 2024 compared to the prior year primarily driven by increased prescription volume, including increased contributions from vaccinations, as well as pharmacy drug mix. These increases were partially offset by the impact of recent generic introductions, continued pharmacy reimbursement pressure and decreased front store volume, reflecting the impact of a decrease in store count and lower contributions from coronavirus disease 2019 (“COVID-19”) over-the-counter (“OTC”) test kits.
•Pharmacy same store sales increased 7.3% in the three months ended March 31, 2024 compared to the prior year. The increase was primarily driven by the 5.8% increase in pharmacy same store prescription volume on a 30-day equivalent basis and pharmacy drug mix. These increases were partially offset by the impact of recent generic introductions and continued pharmacy reimbursement pressure.
•Front store same store sales decreased 2.2% in the three months ended March 31, 2024 compared to the prior year. The decrease was primarily due to decreased sales of COVID-19 OTC test kits.

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
•Operating expenses decreased $128 million, or 2.6%, in the three months ended March 31, 2024 compared to the prior year. The decrease was primarily due to the impact of the decrease in store count and gains from anti-trust legal settlements recorded in the three months ended March 31, 2024.

Adjusted operating income
•Adjusted operating income increased $43 million, or 3.8%, in the three months ended March 31, 2024 compared to the prior year primarily driven by increased prescription volume, including increased contributions from vaccinations, improved drug purchasing and decreased operating expenses, including the favorable impact of the decrease in store count, during the three months ended March 31, 2024. These increases were partially offset by continued pharmacy reimbursement pressure.
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
•Prescriptions filled increased 3.2% on a 30-day equivalent basis in the three months ended March 31, 2024 compared to the prior year primarily driven by increased utilization.

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
•The Pharmacy & Consumer Wellness segment’s generic dispensing rate increased to 90.1% in the three months ended March 31, 2024 compared to 89.4% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by the impact of new generic drug introductions and the Company’s ongoing efforts to encourage plan members to use generic drugs when they are available and clinically appropriate.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2024	2023	$	%
Revenues:
Premiums	$12	$13	$(1)	(7.7)%
Services	2	2	—	—%
Net investment income	101	173	(72)	(41.6)%
Total revenues	115	188	(73)	(38.8)%
Cost of products sold	—	1	(1)	(100.0)%
Health care costs	47	52	(5)	(9.6)%
Operating expenses	551	452	99	21.9%
Operating loss	(483)	(317)	(166)	(52.4)%
Adjusted operating loss (1)	(315)	(268)	(47)	(17.5)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended March 31, 2024 vs. 2023

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues decreased $73 million, or 38.8%, in the three months ended March 31, 2024 compared to the prior year primarily driven by a decrease in net investment income, reflecting lower average invested assets compared to the prior year.

Adjusted operating loss
•Adjusted operating loss increased $47 million, or 17.5%, in the three months ended March 31, 2024 compared to the prior year primarily driven by the decrease in net investment income described above, partially offset by decreased operating expenses associated with the termination of certain transformation initiatives.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of March 31, 2024, the Company had approximately $9.8 billion in cash and cash equivalents, approximately $1.9 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash during the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,		Change
In millions, except percentages	2024	2023	$	%
Net cash provided by operating activities	$4,903	$7,438	$(2,535)	(34.1)%
Net cash used in investing activities	(2,094)	(8,514)	6,420	75.4%
Net cash provided by (used in) financing activities	(1,227)	2,726	(3,953)	(145.0)%
Net increase in cash, cash equivalents and restricted cash	$1,582	$1,650	$(68)	(4.1)%

Commentary

•Net cash provided by operating activities decreased by $2.5 billion in the three months ended March 31, 2024 compared to the prior year. The decrease was primarily due to the early receipt of the April 2023 CMS payment of $5.1 billion in the prior year, partially offset by lower inventory purchases and the timing of payments and receipts.
•Net cash used in investing activities decreased by $6.4 billion in the three months ended March 31, 2024 compared to the prior year primarily due to the acquisition of Signify Health in March 2023, partially offset by higher net purchases of investments.
•Net cash used in financing activities was $1.2 billion in the three months ended March 31, 2024 compared to net cash provided by financing activities of $2.7 billion in the prior year. The change in cash provided by (used in) financing activities primarily related to proceeds from the issuance of $6.0 billion of long-term senior notes in the prior year and higher share repurchases during the three months ended March 31, 2024 compared to the prior year, partially offset by proceeds from commercial paper borrowings during the three months ended March 31, 2024.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company had $2.7 billion of commercial paper outstanding at a weighted average interest rate of 5.56% as of March 31, 2024. In connection with its commercial paper program, the Company maintains a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2025, a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2026, and a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2027. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of March 31, 2024, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Term Loan Credit Agreement
On March 25, 2024, the Company entered into a 364-day $3.0 billion term loan credit agreement. The term loan credit agreement allows for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings. As of March 31, 2024, there were no borrowings outstanding under the term loan credit agreement.

Federal Home Loan Bank of Boston
A subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of March 31, 2024 was approximately $1.1 billion. As of March 31, 2024, there were no outstanding advances from the FHLBB.

Debt Covenants

The Company’s back-up revolving credit facilities, term loan agreement and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of March 31, 2024, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of March 31, 2024, the Company’s long-term debt was rated “Baa2” by Moody’s Investor Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Stable” by both Moody’s and S&P. In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Programs

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of March 31, 2024
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the three months ended March 31, 2024 and 2023, the Company repurchased an aggregate of 39.7 million shares of common stock for approximately $3.0 billion and an aggregate of 22.8 million shares of common stock for approximately $2.0 billion, respectively, both pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $3.0 billion fixed dollar ASR with Morgan Stanley & Co. LLC. Upon payment of the $3.0 billion purchase price on January 4, 2024, the Company received a number of shares of CVS Health Corporation’s common stock equal to 85% of the $3.0 billion notional amount of the ASR or approximately 31.4 million shares, which were placed into treasury stock in January 2024. The ASR was accounted for as an initial treasury stock transaction for $2.6 billion and a forward contract for $0.4 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus. In March 2024, the Company received approximately 8.3 million shares of CVS Health Corporation’s common stock, representing the remaining 15% of the $3.0 billion notional amount of the ASR, thereby concluding the ASR. These shares were placed into treasury and the forward contract was reclassified from capital surplus to treasury stock in March 2024.

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $2.0 billion fixed dollar ASR with Citibank, N.A. Upon payment of the $2.0 billion purchase price on January 4, 2023, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $2.0 billion notional amount of the ASR or approximately 17.4 million shares, which were placed into treasury stock in January 2023. The ASR was accounted for as an initial treasury stock transaction for $1.6 billion and a forward contract for $0.4 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus. In February 2023, the Company received approximately 5.4 million shares of CVS Health Corporation’s common stock, representing the remaining 20% of the $2.0 billion notional amount of the ASR, thereby concluding the ASR. These shares were placed into treasury and the forward contract was reclassified from capital surplus to treasury stock in February 2023.

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

For a full description of the Company’s other critical accounting policies, see “Critical Accounting Policies” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 Form 10-K.

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

Certain information contained in this Quarterly Report on Form 10-Q (this “report”) is forward-looking within the meaning of the Reform Act or Securities and Exchange Commission rules. This information includes, but is not limited to the forward-looking information in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report. In addition, throughout this report and our other reports and communications, we use the following words or variations or negatives of these words and similar expressions when we intend to identify forward-looking statements:

·	Anticipates	·	Believes	·	Can	·	Continue	·	Could
·	Estimates	·	Evaluate	·	Expects	·	Explore	·	Forecast
·	Guidance	·	Intends	·	Likely	·	May	·	Might
·	Outlook	·	Plans	·	Potential	·	Predict	·	Probable
·	Projects	·	Seeks	·	Should	·	View	·	Will

All statements addressing the future operating performance of CVS Health or any segment or any subsidiary and/or future events or developments, including, but not limited to, statements relating to the Company’s investment portfolio, operating results, cash flows and/or financial condition, statements relating to corporate strategy, statements relating to future revenue, operating income or adjusted operating income, earnings per share or adjusted earnings per share, Health Care Benefits segment business, sales results and/or trends, medical cost trends, medical membership, Medicare Part D membership, medical benefit ratios and/or operations, Health Services segment business, sales results and/or trends and/or operations, Pharmacy & Consumer Wellness segment business, sales results and/or trends and/or operations, incremental investment spending, interest expense, effective tax rate, weighted-average share count, cash flow from operations, net capital expenditures, cash available for debt repayment, statements related to possible, proposed, pending or completed acquisitions, joint ventures, investments or combinations that involve, among other things, the timing or likelihood of receipt of regulatory approvals, the timing of completion, integration synergies, net synergies and integration risks and other costs, including those related to CVS Health’s acquisitions of Oak Street Health and Signify Health, enterprise modernization, transformation, leverage ratio, cash available for enhancing shareholder value, inventory reduction, turn rate and/or loss rate, debt ratings, the Company’s ability to attract or retain customers and clients, store development and/or relocations, new product development, and the impact of industry and regulatory developments as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

Forward-looking statements rely on a number of estimates, assumptions and projections concerning future events, and are subject to a number of significant risks and uncertainties and other factors that could cause actual results to differ materially from those statements. Many of these risks and uncertainties and other factors are outside our control.

Form 10-Q Table of Contents

Certain additional risks and uncertainties and other factors are described under “Risk Factors” included in Part I, Item 1A of the 2023 Form 10-K and under “Risk Factors” included in Part II, Item 1A of this report; these are not the only risks and uncertainties we face. There can be no assurance that the Company has identified all the risks that may affect it. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial also may adversely affect the Company’s businesses. If any of those risks or uncertainties develops into actual events, those events or circumstances could have a material adverse effect on the Company’s businesses, operating results, cash flows, financial condition and/or stock price, among other effects.

You should not put undue reliance on forward-looking statements. Any forward-looking statement speaks only as of the date of this report, and we disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events, uncertainties or otherwise.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in exposures to market risk since December 31, 2023. See the information contained in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a discussion of the Company’s exposures to market risk.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of March 31, 2024, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.Other Information

Item 1.Legal Proceedings

The information contained in Note 10 ‘‘Commitments and Contingencies’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.Risk Factors

There have been no material changes to the “Risk Factors” disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Those risk factors could adversely affect the Company’s businesses, operating results, cash flows and/or financial condition as well as the market price of CVS Health Corporation’s common stock.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended March 31, 2024, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase programs authorized by CVS Health Corporation’s Board of Directors on November 17, 2022 and December 9, 2021. See Note 7 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 through January 31, 2024	31,408,970	$80.38	31,408,970	$11,975,501,038
February 1, 2024 through February 29, 2024	—	$—	—	$11,975,501,038
March 1, 2024 through March 31, 2024	8,293,404	$57.33	8,293,404	$11,500,000,143
	39,702,374		39,702,374

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of CVS Health Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

INDEX TO EXHIBITS

10	Material contracts

10.1*	Restrictive Covenant Agreement dated January 17, 2023 between the Registrant and Samrat Khichi.

10.2*	Change in Control Agreement effective as of February 20, 2023 between the Registrant and Samrat Khichi.

10.3	Term Loan Credit Agreement, dated March 25, 2024, by and among the Registrant, the lenders party thereto and Bank of America, N.A., as administrative agent.

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated March 31, 2024 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 2024 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	May 1, 2024	By:	/s/ Thomas F. Cowhey
Thomas F. Cowhey
Executive Vice President and Chief Financial Officer