Form 10-Q
period 2024-06-30
CVS HEALTH Corp
filed 2024-08-07
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of July 31, 2024, the registrant had 1,257,979,270 shares of common stock issued and outstanding.

Form 10-Q Table of Contents
Part I.Financial Information

Item 1.Financial Statements

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2024 and 2023	2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2024 and 2023	3

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2024 and December 31, 2023	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2024 and 2023	5

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the three months ended June 30, 2024 and 2023 and the three months ended March 31, 2024 and 2023	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Report of Independent Registered Public Accounting Firm	43

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2024	2023	2024	2023
Revenues:
Products	$56,212	$60,539	$109,936	$118,686
Premiums	30,667	25,108	61,058	49,460
Services	3,961	3,000	7,829	5,445
Net investment income	394	274	848	608
Total revenues	91,234	88,921	179,671	174,199
Operating costs:
Cost of products sold	49,998	53,536	98,071	104,991
Health care costs	27,853	21,782	55,656	42,230
Operating expenses	10,338	9,873	20,628	19,453
Restructuring charge	—	496	—	496
Loss on assets held for sale	—	—	—	349
Total operating costs	88,189	85,687	174,355	167,519
Operating income	3,045	3,234	5,316	6,680
Interest expense	732	686	1,448	1,275
Other income	(24)	(22)	(49)	(44)
Income before income tax provision	2,337	2,570	3,917	5,449
Income tax provision	569	656	1,025	1,393
Net income	1,768	1,914	2,892	4,056
Net (income) loss attributable to noncontrolling interests	2	(13)	(9)	(19)
Net income attributable to CVS Health	$1,770	$1,901	$2,883	$4,037

Net income per share attributable to CVS Health:
Basic	$1.41	$1.48	$2.29	$3.15
Diluted	$1.41	$1.48	$2.28	$3.13
Weighted average shares outstanding:
Basic	1,256	1,283	1,258	1,283
Diluted	1,259	1,287	1,263	1,289
Dividends declared per share	$0.665	$0.605	$1.33	$1.21
See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Net income	$1,768	$1,914	$2,892	$4,056
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)	(27)	(64)	(135)	406
Change in discount rate on long-duration insurance reserves	53	60	121	(14)
Foreign currency translation adjustments	—	2	—	1
Net cash flow hedges	(4)	19	(8)	13
Other comprehensive income (loss)	22	17	(22)	406
Comprehensive income	1,790	1,931	2,870	4,462
Comprehensive (income) loss attributable to noncontrolling interests	2	(13)	(9)	(19)
Comprehensive income attributable to CVS Health	$1,792	$1,918	$2,861	$4,443

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$12,507	$8,196
Investments	3,755	3,259
Accounts receivable, net	32,385	35,227
Inventories	16,068	18,025
Other current assets	5,237	3,151
Total current assets	69,952	67,858
Long-term investments	25,028	23,019
Property and equipment, net	13,032	13,183
Operating lease right-of-use assets	16,901	17,252
Goodwill	91,272	91,272
Intangible assets, net	28,311	29,234
Separate accounts assets	3,187	3,250
Other assets	4,798	4,660
Total assets	$252,481	$249,728

Liabilities:
Accounts payable	$14,416	$14,897
Pharmacy claims and discounts payable	24,188	22,874
Health care costs payable	13,885	12,049
Policyholders’ funds	1,051	1,326
Accrued expenses	21,163	22,189
Other insurance liabilities	1,041	1,141
Current portion of operating lease liabilities	1,911	1,741
Short-term debt	—	200
Current portion of long-term debt	3,731	2,772
Total current liabilities	81,386	79,189
Long-term operating lease liabilities	15,537	16,034
Long-term debt	62,643	58,638
Deferred income taxes	4,052	4,311
Separate accounts liabilities	3,187	3,250
Other long-term insurance liabilities	5,039	5,459
Other long-term liabilities	5,526	6,211
Total liabilities	177,370	173,092

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,777 shares issued and 1,256 shares outstanding at June 30, 2024 and 1,768 shares issued and 1,288 shares outstanding at December 31, 2023 and capital surplus	49,371	48,992
Treasury stock, at cost: 521 shares at June 30, 2024 and 480 shares at December 31, 2023	(36,919)	(33,838)
Retained earnings	62,797	61,604
Accumulated other comprehensive loss	(319)	(297)
Total CVS Health shareholders’ equity	74,930	76,461
Noncontrolling interests	181	175
Total shareholders’ equity	75,111	76,636
Total liabilities and shareholders’ equity	$252,481	$249,728

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2024	2023
Cash flows from operating activities:
Cash receipts from customers	$173,728	$175,567
Cash paid for inventory, prescriptions dispensed and health services rendered	(90,845)	(101,318)
Insurance benefits paid	(52,485)	(41,108)
Cash paid to other suppliers and employees	(21,124)	(17,686)
Interest and investment income received	839	801
Interest paid	(1,392)	(1,131)
Income taxes paid	(729)	(1,779)
Net cash provided by operating activities	7,992	13,346

Cash flows from investing activities:
Proceeds from sales and maturities of investments	4,418	3,640
Purchases of investments	(6,781)	(4,499)
Purchases of property and equipment	(1,343)	(1,575)
Acquisitions (net of cash and restricted cash acquired)	(73)	(16,474)
Other	60	32
Net cash used in investing activities	(3,719)	(18,876)

Cash flows from financing activities:
Commercial paper borrowings (repayments), net	(200)	1,000
Proceeds from issuance of short-term loan	—	5,000
Repayment of short-term loan	—	(5,000)
Proceeds from issuance of long-term debt	4,959	10,898
Repayments of long-term debt	(37)	(1,787)
Repurchase of common stock	(3,024)	(2,016)
Dividends paid	(1,698)	(1,574)
Proceeds from exercise of stock options	228	120
Payments for taxes related to net share settlement of equity awards	(176)	(168)
Other	(30)	(121)
Net cash provided by financing activities	22	6,352
Net increase in cash, cash equivalents and restricted cash	4,295	822
Cash, cash equivalents and restricted cash at the beginning of the period	8,525	13,305
Cash, cash equivalents and restricted cash at the end of the period	$12,820	$14,127

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2024	2023
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,892	$4,056
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,289	2,105
Stock-based compensation	270	307
Deferred income taxes and other items	(341)	87
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	2,798	(804)
Inventories	1,937	1,800
Other assets	(2,241)	(913)
Accounts payable and pharmacy claims and discounts payable	1,191	(118)
Health care costs payable and other insurance liabilities	1,581	4,334
Other liabilities	(2,384)	2,492
Net cash provided by operating activities	$7,992	$13,346

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Loss	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2023	1,768	(480)	$48,992	$(33,838)	$61,604	$(297)	$76,461	$175	$76,636
Net income	—	—	—	—	1,113	—	1,113	11	1,124
Other comprehensive loss	—	—	—	—	—	(44)	(44)	—	(44)
Stock option activity, stock awards and other	3	—	244	—	—	—	244	—	244
Purchase of treasury shares, net of ESPP issuances	—	(39)	(27)	(2,935)	—	—	(2,962)	—	(2,962)
Common stock dividends	—	—	—	—	(844)	—	(844)	—	(844)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2024	1,771	(519)	49,209	(36,773)	61,873	(341)	73,968	182	74,150
Net income	—	—	—	—	1,770	—	1,770	(2)	1,768
Other comprehensive income (Note 9)	—	—	—	—	—	22	22	—	22
Stock option activity, stock awards and other	6	—	159	—	—	—	159	—	159
Purchase of treasury shares, net of ESPP issuances	—	(2)	3	(146)	—	—	(143)	—	(143)
Common stock dividends	—	—	—	—	(846)	—	(846)	—	(846)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	1	1
Balance at June 30, 2024	1,777	(521)	$49,371	$(36,919)	$62,797	$(319)	$74,930	$181	$75,111
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of June 30, 2024, March 31, 2024 and December 31, 2023.
(2)Common stock and capital surplus includes the par value of common stock of $18 million as of June 30, 2024, March 31, 2024 and December 31, 2023.

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Loss	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2022	1,758	(458)	$48,193	$(31,858)	$56,398	$(1,264)	$71,469	$300	$71,769
Net income	—	—	—	—	2,136	—	2,136	6	2,142
Other comprehensive income	—	—	—	—	—	389	389	—	389
Stock option activity, stock awards and other	1	—	122	—	—	—	122	—	122
Purchase of treasury shares, net of ESPP issuances	—	(22)	(18)	(1,944)	—	—	(1,962)	—	(1,962)
Common stock dividends	—	—	—	—	(781)	—	(781)	—	(781)
Other increases (decreases) in noncontrolling interests	—	—	9	—	—	—	9	(108)	(99)
Balance at March 31, 2023	1,759	(480)	48,306	(33,802)	57,753	(875)	71,382	198	71,580
Net income	—	—	—	—	1,901	—	1,901	13	1,914
Other comprehensive income (Note 9)	—	—	—	—	—	17	17	—	17
Stock option activity, stock awards and other	5	—	345	—	—	—	345	—	345
Purchase of treasury shares, net of ESPP issuances	—	(2)	2	(131)	—	—	(129)	—	(129)
Common stock dividends	—	—	—	—	(786)	—	(786)	—	(786)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	66	66
Other decreases in noncontrolling interests	—	—	(4)	—	—	—	(4)	(1)	(5)
Balance at June 30, 2023	1,764	(482)	$48,649	$(33,933)	$58,868	$(858)	$72,726	$276	$73,002
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

Index to Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Significant Accounting Policies

Description of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health” or the “Company”), has more than 9,000 retail locations, more than 1,000 walk-in medical clinics, 207 primary care medical clinics, a leading pharmacy benefits manager with approximately 90 million plan members and expanding specialty pharmacy solutions, and a dedicated senior pharmacy care business serving more than 800,000 patients per year. The Company also serves an estimated more than 36 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is creating new sources of value through its integrated model allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Health Care Benefits Segment
The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” The Company sold Insured plans directly to individual consumers through the individual public health insurance exchanges (“Public Exchanges”) in 17 states as of June 30, 2024.

Health Services Segment
The Health Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, delivers health care services in its medical clinics, virtually, and in the home, and offers provider enablement solutions. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. During 2023, the Company completed the acquisition of two key health care delivery assets – Signify Health, Inc. (“Signify Health”), a leader in health risk assessments, value-based care and provider enablement services, and Oak Street Health, Inc. (“Oak Street Health”), a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients. The Company also launched CordavisTM, a wholly owned subsidiary that works directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products. The Health Services segment’s clients and customers are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, the U.S. Centers for Medicare & Medicaid Services (“CMS”), plans offered on Insurance Exchanges and other sponsors of health benefit plans throughout the U.S., patients who receive care in the Health Services segment’s medical clinics, virtually or in the home, as well as Covered Entities.

Pharmacy & Consumer Wellness Segment
The Pharmacy & Consumer Wellness segment dispenses prescriptions in its retail pharmacies and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of June 30, 2024, the Pharmacy & Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	June 30, 2024	December 31, 2023
Cash and cash equivalents	$12,507	$8,196
Restricted cash (included in other current assets)	54	90
Restricted cash (included in other assets)	259	239
Total cash, cash equivalents and restricted cash in the statements of cash flows	$12,820	$8,525

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net at June 30, 2024 and December 31, 2023 was composed of the following:

In millions	June 30, 2024	December 31, 2023
Trade receivables	$9,793	$11,908
Vendor and manufacturer receivables	13,528	15,711
Premium receivables	4,430	3,714
Other receivables	4,634	3,894
Total accounts receivable, net	$32,385	$35,227

The Company’s allowance for credit losses was $355 million and $343 million as of June 30, 2024 and December 31, 2023, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

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

The following is a roll forward of deferred acquisition costs for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
In millions	2024	2023
Deferred acquisition costs, beginning of the period	$1,502	$1,219
Capitalizations	271	274
Amortization expense	(146)	(128)
Deferred acquisition costs, end of the period	$1,627	$1,365

Revenue Recognition

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source in each segment for the three and six months ended June 30, 2024 and 2023:

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended June 30, 2024
Major goods/services lines:
Pharmacy	$—	$39,499	$24,013	$—	$(12,532)	$50,980
Front Store	—	—	5,281	—	—	5,281
Premiums	30,654	—	—	13	—	30,667
Net investment income (loss)	300	(2)	—	96	—	394
Other	1,521	2,674	544	2	(829)	3,912
Total	$32,475	$42,171	$29,838	$111	$(13,361)	$91,234

Health Services distribution channel:
Pharmacy network (1)		$21,848
Mail & specialty (2)		17,651
Other		2,674
Net investment income (loss)		(2)
Total		$42,171

Three Months Ended June 30, 2023
Major goods/services lines:
Pharmacy	$—	$44,706	$22,614	$—	$(12,258)	$55,062
Front Store	—	—	5,629	—	—	5,629
Premiums	25,095	—	—	13	—	25,108
Net investment income	205	—	1	68	—	274
Other	1,447	1,509	540	2	(650)	2,848
Total	$26,747	$46,215	$28,784	$83	$(12,908)	$88,921

Health Services distribution channel:
Pharmacy network (1)		$27,477
Mail & specialty (2)		17,229
Other		1,509
Total		$46,215

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Six Months Ended June 30, 2024
Major goods/services lines:
Pharmacy	$—	$77,225	$46,797	$—	$(24,645)	$99,377
Front Store	—	—	10,651	—	—	10,651
Premiums	61,033	—	—	25	—	61,058
Net investment income (loss)	653	(2)	—	197	—	848
Other	3,025	5,233	1,115	4	(1,640)	7,737
Total	$64,711	$82,456	$58,563	$226	$(26,285)	$179,671

Health Services distribution channel:
Pharmacy network (1)		$42,312
Mail & specialty (2)		34,913
Other		5,233
Net investment income (loss)		$(2)
Total		$82,456

Six Months Ended June 30, 2023
Major goods/services lines:
Pharmacy	$—	$88,443	$44,394	$—	$(24,990)	$107,847
Front Store	—	—	11,226	—	—	11,226
Premiums	49,434	—	—	26	—	49,460
Net investment income (loss)	369	—	(2)	241	—	608
Other	2,821	2,363	1,088	4	(1,218)	5,058
Total	$52,624	$90,806	$56,706	$271	$(26,208)	$174,199

Health Services distribution channel:
Pharmacy network (1)		$55,069
Mail & specialty (2)		33,374
Other		2,363
Total		$90,806
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

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	June 30, 2024	December 31, 2023
Trade receivables (included in accounts receivable, net)	$9,793	$11,908
Contract liabilities (included in accrued expenses)	128	149

New Accounting Pronouncements Recently Adopted

Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires the Company to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (the “CODM”) and are included within each reported measure of segment operating results. The standard also requires the Company to disclose the total amount of any other items included in segment operating results which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. The Company adopted the standard for its annual reporting effective January 1, 2024. While the standard requires additional disclosures related to the Company’s reportable segments in its 2024 annual reporting, adoption of the standard did not have any impact on the Company’s consolidated operating results, financial condition or cash flows. The standard requires retrospective application to all prior periods presented. The standard is effective for interim reporting periods in fiscal years beginning after December 15, 2024.

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

The Company’s assessment of the fair value of assets acquired and liabilities assumed was finalized during the second quarter of 2024. There were no measurement period adjustments to assets acquired and liabilities assumed during the six months ended June 30, 2024.

3.Investments

Total investments at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024			December 31, 2023
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$3,604	$20,227	$23,831	$3,131	$18,582	$21,713
Mortgage loans	151	1,251	1,402	128	1,183	1,311
Other investments	—	3,550	3,550	—	3,254	3,254
Total investments	$3,755	$25,028	$28,783	$3,259	$23,019	$26,278

Debt Securities

Debt securities available for sale at June 30, 2024 and December 31, 2023 were as follows:

In millions	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Debt securities:
U.S. government securities	$2,589	$5	$(56)	$2,538
States, municipalities and political subdivisions	1,335	10	(22)	1,323
U.S. corporate securities	11,720	69	(489)	11,300
Foreign securities	2,657	26	(130)	2,553
Residential mortgage-backed securities	838	3	(60)	781
Commercial mortgage-backed securities	1,201	5	(93)	1,113
Other asset-backed securities	4,190	28	(12)	4,206
Redeemable preferred securities	18	—	(1)	17
Total debt securities (2)	$24,548	$146	$(863)	$23,831

December 31, 2023
Debt securities:
U.S. government securities	$2,071	$19	$(54)	$2,036
States, municipalities and political subdivisions	2,219	31	(35)	2,215
U.S. corporate securities	10,156	133	(446)	9,843
Foreign securities	2,593	41	(122)	2,512
Residential mortgage-backed securities	862	8	(60)	810
Commercial mortgage-backed securities	1,066	9	(100)	975
Other asset-backed securities	3,294	26	(18)	3,302
Redeemable preferred securities	21	—	(1)	20
Total debt securities (2)	$22,282	$267	$(836)	$21,713
_____________________________________________
(1)There was no allowance for expected credit losses recorded on available-for-sale debt securities at June 30, 2024 or December 31, 2023.
(2)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At June 30, 2024, debt securities with a fair value of $546 million, gross unrealized capital gains of $5 million and gross unrealized capital losses of $36 million, and at December 31, 2023, debt securities with a fair value of $592 million, gross unrealized capital gains of $10 million and gross unrealized capital losses of $28 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive loss.

The amortized cost and fair value of debt securities at June 30, 2024 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,365	$1,349
One year through five years	8,974	8,784
After five years through ten years	4,420	4,288
Greater than ten years	3,560	3,310
Residential mortgage-backed securities	838	781
Commercial mortgage-backed securities	1,201	1,113
Other asset-backed securities	4,190	4,206
Total	$24,548	$23,831

Summarized below are the debt securities the Company held at June 30, 2024 and December 31, 2023 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
June 30, 2024
Debt securities:
U.S. government securities	221	$1,191	$11	272	$761	$45	493	$1,952	$56
States, municipalities and political subdivisions	163	300	1	246	386	21	409	686	22
U.S. corporate securities	2,241	2,849	34	3,937	5,118	455	6,178	7,967	489
Foreign securities	460	600	10	886	1,280	120	1,346	1,880	130
Residential mortgage-backed securities	51	170	1	424	469	59	475	639	60
Commercial mortgage-backed securities	70	206	2	304	610	91	374	816	93
Other asset-backed securities	290	721	5	156	323	7	446	1,044	12
Redeemable preferred securities	1	5	—	7	12	1	8	17	1
Total debt securities	3,497	$6,042	$64	6,232	$8,959	$799	9,729	$15,001	$863

December 31, 2023
Debt securities:
U.S. government securities	74	$194	$2	280	$891	$52	354	$1,085	$54
States, municipalities and political subdivisions	95	181	1	455	733	34	550	914	35
U.S. corporate securities	576	672	14	4,120	5,602	432	4,696	6,274	446
Foreign securities	160	243	4	964	1,407	118	1,124	1,650	122
Residential mortgage-backed securities	33	97	1	461	517	59	494	614	60
Commercial mortgage-backed securities	44	94	2	287	581	98	331	675	100
Other asset-backed securities	196	449	4	443	867	14	639	1,316	18
Redeemable preferred securities	4	2	—	8	18	1	12	20	1
Total debt securities	1,182	$1,932	$28	7,018	$10,616	$808	8,200	$12,548	$836

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at June 30, 2024 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of June 30, 2024, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at June 30, 2024 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$11	$—	$1,117	$17	$1,128	$17
One year through five years	139	4	6,169	219	6,308	223
After five years through ten years	76	7	2,622	164	2,698	171
Greater than ten years	178	22	2,190	265	2,368	287
Residential mortgage-backed securities	8	1	631	59	639	60
Commercial mortgage-backed securities	15	1	801	92	816	93
Other asset-backed securities	15	1	1,029	11	1,044	12
Total	$442	$36	$14,559	$827	$15,001	$863

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the three and six months ended June 30, 2024 and 2023, the Company had the following activity in its mortgage loan portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
New mortgage loans	$78	$168	$137	$223
Mortgage loans fully repaid	32	3	34	17
Mortgage loans foreclosed	—	—	—	—

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

Based on the Company’s assessments at June 30, 2024 and December 31, 2023, the amortized cost basis of the Company's mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2024	2023	2022	2021	2020	Prior	Total
June 30, 2024
1	$—	$—	$—	$—	$—	$9	$9
2 to 4	133	302	349	218	35	325	1,362
5 and 6	—	—	—	13	—	18	31
7	—	—	—	—	—	—	—
Total	$133	$302	$349	$231	$35	$352	$1,402

December 31, 2023
1		$—	$—	$—	$—	$11	$11
2 to 4		302	346	225	35	354	1,262
5 and 6		—	—	13	—	19	32
7		—	—	6	—	—	6
Total		$302	$346	$244	$35	$384	$1,311

Net Investment Income

Sources of net investment income for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Debt securities	$265	$204	$509	$395
Mortgage loans	19	14	36	27
Other investments	212	165	435	410
Gross investment income	496	383	980	832
Investment expenses	(12)	(11)	(24)	(21)
Net investment income (excluding net realized capital losses)	484	372	956	811
Net realized capital losses (1)	(90)	(98)	(108)	(203)
Net investment income (2)	$394	$274	$848	$608
_____________________________________________
(1)Net realized capital losses include yield-related impairment losses on debt securities of $28 million and $38 million in the three and six months ended June 30, 2024, respectively. There were no credit-related impairment losses on debt securities in the three and six months ended June 30, 2024. Net realized capital losses include yield-related impairment losses on debt securities of $37 million and are net of the reversal of previously recorded credit-related impairment losses on debt securities of $2 million in the three months ended June 30, 2023. Net realized capital losses include yield-related impairment losses on debt securities of $61 million and are net of the reversal of previously recorded credit-related impairment losses on debt securities of $3 million in the six months ended June 30, 2023.
(2)Net investment income includes $8 million and $16 million for the three and six months ended June 30, 2024, respectively, and $9 million and $17 million for the three and six months ended June 30, 2023, respectively, related to investments supporting experience-rated products.

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Proceeds from sales	$1,616	$991	$2,881	$2,332
Gross realized capital gains	6	2	14	5
Gross realized capital losses	71	73	123	184

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

There were no financial liabilities measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at June 30, 2024 or December 31, 2023. Financial assets measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at June 30, 2024 and December 31, 2023 were as follows:

In millions	Level 1	Level 2	Level 3	Total
June 30, 2024
Cash and cash equivalents	$4,663	$7,844	$—	$12,507
Debt securities:
U.S. government securities	2,515	23	—	2,538
States, municipalities and political subdivisions	—	1,323	—	1,323
U.S. corporate securities	—	11,273	27	11,300
Foreign securities	—	2,553	—	2,553
Residential mortgage-backed securities	—	781	—	781
Commercial mortgage-backed securities	—	1,103	10	1,113
Other asset-backed securities	—	4,191	15	4,206
Redeemable preferred securities	—	17	—	17
Total debt securities	2,515	21,264	52	23,831
Equity securities	217	—	88	305
Total	$7,395	$29,108	$140	$36,643

December 31, 2023
Cash and cash equivalents	$2,174	$6,022	$—	$8,196
Debt securities:
U.S. government securities	2,013	23	—	2,036
States, municipalities and political subdivisions	—	2,215	—	2,215
U.S. corporate securities	—	9,814	29	9,843
Foreign securities	—	2,512	—	2,512
Residential mortgage-backed securities	—	810	—	810
Commercial mortgage-backed securities	—	975	—	975
Other asset-backed securities	—	3,302	—	3,302
Redeemable preferred securities	—	20	—	20
Total debt securities	2,013	19,671	29	21,713
Equity securities	194	—	79	273
Total	$4,381	$25,693	$108	$30,182

During the three and six months ended June 30, 2024, there were no transfers into or out of Level 3. During the three and six months ended June 30, 2023 there were $13 million and $42 million, respectively, of transfers out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the unaudited condensed consolidated balance sheets at adjusted cost or contract value at June 30, 2024 and December 31, 2023 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
June 30, 2024
Assets:
Mortgage loans	$1,402	$—	$—	$1,356	$1,356
Equity securities (1)	588	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	1	—	—	1	1
Without a fixed maturity	322	—	—	281	281
Long-term debt	66,374	60,840	—	—	60,840

December 31, 2023
Assets:
Mortgage loans	$1,311	$—	$—	$1,274	$1,274
Equity securities (1)	534	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	1	—	—	1	1
Without a fixed maturity	312	—	—	279	279
Long-term debt	61,410	58,451	—	—	58,451
_____________________________________________
(1)It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

Separate Accounts assets relate to the Company’s large case pensions products which represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024				December 31, 2023
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$162	$—	$162	$2	$166	$—	$168
Debt securities	589	1,816	—	2,405	558	1,949	—	2,507
Common/collective trusts	—	571	—	571	—	529	—	529
Total (1)	$589	$2,549	$—	$3,138	$560	$2,644	$—	$3,204
_____________________________________________
(1)Excludes $49 million and $46 million of other receivables at June 30, 2024 and December 31, 2023, respectively.

5.Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
In millions	2024	2023
Health care costs payable, beginning of the period	$12,049	$10,142
Less: Reinsurance recoverables	5	5
Less: Impact of discount rate on long-duration insurance reserves (1)	(23)	8
Health care costs payable, beginning of the period, net	12,067	10,129
Acquisitions, net	—	1,102
Add: Components of incurred health care costs
Current year	56,177	42,705
Prior years	(662)	(619)
Total incurred health care costs (2)	55,515	42,086
Less: Claims paid
Current year	43,218	32,502
Prior years	10,514	8,800
Total claims paid	53,732	41,302
Health care costs payable, end of the period, net	13,850	12,015
Add: Reinsurance recoverables	59	5
Add: Impact of discount rate on long-duration insurance reserves (1)	(24)	(22)
Health care costs payable, end of the period	$13,885	$11,998
_____________________________________________
(1)Reflects the difference between the current discount rate and the locked-in discount rate on long-duration insurance reserves which is recorded within accumulated other comprehensive loss on the unaudited condensed consolidated balance sheets.
(2)Total incurred health care costs for the six months ended June 30, 2024 and 2023 in the table above exclude $48 million and $42 million, respectively, of health care costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets and $93 million and $102 million, respectively, of health care costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets.

The Company’s estimates of prior years’ health care costs payable decreased by $662 million and $619 million, respectively, in the six months ended June 30, 2024 and 2023, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At June 30, 2024, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $10.6 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims at June 30, 2024 related to the current year.

6.Other Insurance Liabilities and Separate Accounts

Future Policy Benefits

The following tables show the components of the change in the liability for future policy benefits, which is included in other insurance liabilities and other long-term insurance liabilities on the unaudited condensed consolidated balance sheets, during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
In millions	Large Case Pensions	Long-Term Care
Present value of expected net premiums (1)
Liability for future policy benefits, beginning of the period - current discount rate		$293

Beginning liability for future policy benefits at original (locked-in) discount rate		$288
Effect of changes in cash flow assumptions		—
Effect of actual variances from expected experience		9
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate		297
Interest accrual (using locked-in discount rate)		8
Net premiums (actual)		(20)
Ending liability for future policy benefits at original (locked-in) discount rate		285
Effect of changes in discount rate assumptions		(4)
Liability for future policy benefits, end of the period - current discount rate		$281

Present value of expected future policy benefits
Liability for future policy benefits, beginning of the period - current discount rate	$2,139	$1,640

Beginning liability for future policy benefits at original (locked-in) discount rate	$2,251	$1,632
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(15)	3
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate	2,236	1,635
Issuances	26	—
Interest accrual (using locked-in discount rate)	46	41
Benefit payments (actual)	(129)	(36)
Ending liability for future policy benefits at original (locked-in) discount rate	2,179	1,640
Effect of changes in discount rate assumptions	(176)	(77)
Liability for future policy benefits, end of the period - current discount rate	$2,003	$1,563

Net liability for future policy benefits	$2,003	$1,282
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, net of reinsurance recoverable	$2,003	$1,282
_____________________________________________
(1)The present value of expected net premiums is equivalent to the present value of expected gross premiums for the long-term care insurance contracts as net premiums are set equal to gross premiums.

	Six Months Ended June 30, 2023
In millions	Large Case Pensions	Long-Term Care
Present value of expected net premiums (1)
Liability for future policy benefits, beginning of the period - current discount rate		$300

Beginning liability for future policy benefits at original (locked-in) discount rate		$302
Effect of changes in cash flow assumptions		—
Effect of actual variances from expected experience		5
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate		307
Interest accrual (using locked-in discount rate)		8
Net premiums (actual)		(20)
Ending liability for future policy benefits at original (locked-in) discount rate		295
Effect of changes in discount rate assumptions		(1)
Liability for future policy benefits, end of the period - current discount rate		$294

Present value of expected future policy benefits
Liability for future policy benefits, beginning of the period - current discount rate	$2,253	$1,566

Beginning liability for future policy benefits at original (locked-in) discount rate	$2,425	$1,613
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	—	—
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate	2,425	1,613
Issuances	7	—
Interest accrual (using locked-in discount rate)	50	40
Benefit payments (actual)	(143)	(35)
Ending liability for future policy benefits at original (locked-in) discount rate	2,339	1,618
Effect of changes in discount rate assumptions	(154)	(22)
Liability for future policy benefits, end of the period - current discount rate	$2,185	$1,596

Net liability for future policy benefits	$2,185	$1,302
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, net of reinsurance recoverable	$2,185	$1,302
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

The amount of undiscounted expected gross premiums and expected future benefit payments for long-duration insurance liabilities as of June 30, 2024 and 2023 were as follows:

In millions	June 30, 2024	June 30, 2023
Large case pensions
Expected future benefit payments	$3,159	$3,398
Expected gross premiums	—	—

Long-term care
Expected future benefit payments	$3,207	$3,238
Expected gross premiums	408	425

The weighted-average interest rate used in the measurement of the long-duration insurance liabilities as of June 30, 2024 and 2023 were as follows:

	June 30, 2024	June 30, 2023
Large case pensions
Interest accretion rate	4.20%	4.20%
Current discount rate	5.42%	5.17%

Long-term care
Interest accretion rate	5.11%	5.11%
Current discount rate	5.57%	5.24%

The weighted-average durations (in years) of the long-duration insurance liabilities as of June 30, 2024 and 2023 were as follows:

	June 30, 2024	June 30, 2023
Large case pensions	7.3	7.4
Long-term care	11.9	12.4

Policyholders’ Funds

The following table shows the components of the change in policyholders’ funds related to long-duration insurance contracts, which are included in policyholders’ funds and other long-term liabilities on the unaudited condensed consolidated balance sheets, during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
In millions, except weighted average crediting rate	2024	2023
Policyholders’ funds, beginning of the period	$332	$345
Deposits received	8	(1)
Policy charges	(1)	(1)
Surrenders and withdrawals	(7)	(20)
Interest credited	6	5
Change in net unrealized gains (losses)	(12)	16
Other	(13)	(14)
Policyholders’ funds, end of the period	$313	$330

Weighted average crediting rate	4.35%	4.55%

Net amount at risk	$—	$—

Cash surrender value	$317	$323

Separate Accounts

The following table shows the fair value of assets, by major investment category, supporting Separate Accounts as of June 30, 2024 and December 31, 2023:

In millions	June 30, 2024	December 31, 2023
Cash and cash equivalents	$162	$168
Debt securities:
U.S. government securities	593	573
States, municipalities and political subdivisions	16	28
U.S. corporate securities	1,553	1,632
Foreign securities	199	202
Residential mortgage-backed securities	32	51
Commercial mortgage-backed securities	3	6
Other asset-backed securities	9	15
Total debt securities	2,405	2,507
Common/collective trusts	571	529
Total (1)	$3,138	$3,204
_____________________________________________
(1)Excludes $49 million and $46 million of other receivables at June 30, 2024 and December 31, 2023, respectively.

The following table shows the components of the change in Separate Accounts liabilities during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
In millions	2024	2023
Separate Accounts liability, beginning of the period	$3,250	$3,228
Premiums and deposits	430	457
Surrenders and withdrawals	(152)	(6)
Benefit payments	(449)	(495)
Investment earnings	121	88
Net transfers from general account	4	2
Other	(17)	(7)
Separate Accounts liability, end of the period	$3,187	$3,267

Cash surrender value, end of the period	$2,171	$2,152

The Company did not recognize any gains or losses on assets transferred to Separate Accounts during the six months ended June 30, 2024 and 2023.

7.Borrowings

The following table is a summary of the Company’s borrowings at June 30, 2024 and December 31, 2023:

In millions	June 30, 2024	December 31, 2023
Short-term debt
Commercial paper	$—	$200
Long-term debt
3.375% senior notes due August 2024	650	650
2.625% senior notes due August 2024	1,000	1,000
3.5% senior notes due November 2024	750	750
5% senior notes due December 2024	299	299
4.1% senior notes due March 2025	950	950
3.875% senior notes due July 2025	2,828	2,828
5% senior notes due February 2026	1,500	1,500
2.875% senior notes due June 2026	1,750	1,750
3% senior notes due August 2026	750	750
3.625% senior notes due April 2027	750	750
6.25% senior notes due June 2027	372	372
1.3% senior notes due August 2027	2,250	2,250
4.3% senior notes due March 2028	5,000	5,000
5% senior notes due January 2029	1,000	1,000
5.4% senior notes due June 2029	1,000	—
3.25% senior notes due August 2029	1,750	1,750
5.125% senior notes due February 2030	1,500	1,500
3.75% senior notes due April 2030	1,500	1,500
1.75% senior notes due August 2030	1,250	1,250
5.25% senior notes due January 2031	750	750
1.875% senior notes due February 2031	1,250	1,250
5.55% senior notes due June 2031	1,000	—
2.125% senior notes due September 2031	1,000	1,000
5.25% senior notes due February 2033	1,750	1,750
5.3% senior notes due June 2033	1,250	1,250
5.7% senior notes due June 2034	1,250	—
4.875% senior notes due July 2035	652	652
6.625% senior notes due June 2036	771	771
6.75% senior notes due December 2037	533	533
4.78% senior notes due March 2038	5,000	5,000
6.125% senior notes due September 2039	447	447
4.125% senior notes due April 2040	1,000	1,000
2.7% senior notes due August 2040	1,250	1,250
5.75% senior notes due May 2041	133	133
4.5% senior notes due May 2042	500	500
4.125% senior notes due November 2042	500	500
5.3% senior notes due December 2043	750	750
4.75% senior notes due March 2044	375	375
6% senior notes due June 2044	750	—
5.125% senior notes due July 2045	3,500	3,500
3.875% senior notes due August 2047	1,000	1,000
5.05% senior notes due March 2048	8,000	8,000

4.25% senior notes due April 2050	750	750
5.625% senior notes due February 2053	1,250	1,250
5.875% senior notes due June 2053	1,250	1,250
6.05% senior notes due June 2054	1,000	—
6% senior notes due June 2063	750	750
Finance lease liabilities	1,379	1,391
Other	305	309
Total debt principal	66,944	62,160
Debt premiums	178	186
Debt discounts and deferred financing costs	(748)	(736)
	66,374	61,610
Less:
Short-term debt (commercial paper)	—	(200)
Current portion of long-term debt	(3,731)	(2,772)
Long-term debt	$62,643	$58,638

Short-term Borrowings

Commercial Paper
The Company did not have any commercial paper outstanding as of June 30, 2024. The Company had $200 million of commercial paper outstanding at a weighted average interest rate of 4.31% as of December 31, 2023.
Term Loan Credit Agreement
On March 25, 2024, the Company entered into a 364-day $3.0 billion term loan credit agreement. The term loan credit agreement allowed for borrowings at various rates that were dependent, in part, on the Company’s public debt ratings. On May 9, 2024, following the issuance of the $5.0 billion in senior notes described under “Long-term Borrowings” below, the term loan credit agreement terminated. There were no borrowings under the term loan credit agreement through the date of termination.

Long-term Borrowings

2024 Notes
On May 9, 2024, the Company issued $1.0 billion aggregate principal amount of 5.4% senior notes due June 2029, $1.0 billion aggregate principal amount of 5.55% senior notes due June 2031, $1.25 billion aggregate principal amount of 5.7% senior notes due June 2034, $750 million aggregate principal amount of 6.0% senior notes due June 2044 and $1.0 billion aggregate principal amount of 6.05% senior notes due June 2054 for total proceeds of approximately $5.0 billion, net of discounts and underwriting fees. The net proceeds of these offerings were used for general corporate purposes.

8.Shareholders’ Equity

Share Repurchases

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of June 30, 2024
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the six months ended June 30, 2024 and 2023, the Company repurchased an aggregate of 39.7 million shares of common stock for approximately $3.0 billion and an aggregate of 22.8 million shares of common stock for approximately $2.0 billion, respectively, both pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below.

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

Dividends

The quarterly cash dividend declared by the Board was $0.665 and $0.605 per share in the three months ended June 30, 2024 and 2023, respectively. Cash dividends declared by the Board were $1.33 and $1.21 per share in the six months ended June 30, 2024 and 2023, respectively. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

9.Other Comprehensive Income (Loss)

Shareholders’ equity included the following activity in accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Net unrealized investment losses:
Beginning of period balance	$(537)	$(1,049)	$(429)	$(1,519)
Other comprehensive income (loss) before reclassifications ($(121),$(175), $(283), $165 pretax)	(109)	(174)	(265)	165
Amounts reclassified from accumulated other comprehensive loss ($94, $110, $148, $241 pretax) (1)	82	110	130	241
Other comprehensive income (loss)	(27)	(64)	(135)	406
End of period balance	(564)	(1,113)	(564)	(1,113)

Change in discount rate on long-duration insurance reserves:
Beginning of period balance	220	145	152	219
Other comprehensive income (loss) before reclassifications ($68, $78, $156, $(23) pretax)	53	60	121	(14)
Other comprehensive income (loss)	53	60	121	(14)
End of period balance	273	205	273	205

Foreign currency translation adjustments:
Beginning of period balance	—	(1)	—	—
Other comprehensive income before reclassifications	—	2	—	—
Other comprehensive income	—	2	—	1
End of period balance	—	1	—	1

Net cash flow hedges:
Beginning of period balance	240	233	244	239
Other comprehensive income (loss) before reclassifications ($0, $3, $0, $(3) pretax)	—	2	—	(2)
Amounts reclassified from accumulated other comprehensive income ($(5), $23, $(11), $20 pretax) (2)	(4)	17	(8)	15
Other comprehensive income (loss)	(4)	19	(8)	13
End of period balance	236	252	236	252

Pension and other postretirement benefits:
Beginning of period balance	(264)	(203)	(264)	(203)
Other comprehensive income	—	—	—	—
End of period balance	(264)	(203)	(264)	(203)

Total beginning of period accumulated other comprehensive loss	(341)	(875)	(297)	(1,264)
Total other comprehensive income (loss)	22	17	(22)	406
Total end of period accumulated other comprehensive loss	$(319)	$(858)	$(319)	$(858)
_____________________________________________
(1)Amounts reclassified from accumulated other comprehensive loss for specifically identified debt securities are included in net investment income in the unaudited condensed consolidated statements of operations.
(2)Amounts reclassified from accumulated other comprehensive income for specifically identified cash flow hedges are included in interest expense in the unaudited condensed consolidated statements of operations. The Company expects to reclassify approximately $22 million, net of tax, in net gains associated with its cash flow hedges into net income within the next 12 months.

10.Earnings Per Share

Earnings per share is computed using the treasury stock method. Stock options and stock appreciation rights to purchase 7 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share in each of the three and six-month periods ended June 30, 2024 because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, stock options and stock appreciation rights to purchase 9 million and 6 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2023, respectively.

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2024	2023	2024	2023
Numerator for earnings per share calculation:
Net income attributable to CVS Health	$1,770	$1,901	$2,883	$4,037

Denominator for earnings per share calculation:
Weighted average shares, basic	1,256	1,283	1,258	1,283
Restricted stock units and performance stock units	1	2	3	4
Stock options and stock appreciation rights	2	2	2	2
Weighted average shares, diluted	1,259	1,287	1,263	1,289

Earnings per share:
Basic	$1.41	$1.48	$2.29	$3.15
Diluted	$1.41	$1.48	$2.28	$3.13

11.Commitments and Contingencies

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations. As of June 30, 2024, the Company guaranteed 62 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2035.

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

The Company is facing multiple lawsuits, including by state Attorneys General, governmental subdivisions, private parties and several putative class actions, regarding drug pricing and its rebate arrangements with drug manufacturers. These complaints, brought by a number of different types of plaintiffs under a variety of legal theories, generally allege that rebate agreements between the drug manufacturers and PBMs caused inflated prices for certain drug products. The majority of these cases have now been transferred into a multi-district litigation in the U.S. District Court for the District of New Jersey. The Company is defending itself against these claims. The Company has also received subpoenas, civil investigative demands (“CIDs”), and other requests for documents and information from, and is being investigated by, the FTC and Attorneys General of several states and the District of Columbia regarding its PBM practices, including pharmacy contracting practices and reimbursement, pricing and rebates. The Company has been providing documents and information in response to these subpoenas, CIDs, and requests for information. In July 2024, the FTC released an interim staff report on PBMs in which it studies, among other things, the impacts that the PBM industry may have on prescription drug costs and pharmacies. The Company disagrees with many of the statements made in the FTC’s interim staff report.

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

The State of Maryland has elected not to participate, and thus subdivisions within the State of Maryland may not participate, in the settlement. The State of Maryland has issued a civil subpoena for information from the Company, and litigation is pending with certain subdivisions within the State of Maryland. Trial in the case brought by the City of Baltimore is scheduled to begin in September 2024. The Company is defending itself against claims made in these cases.

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

In 2012, in the “Notice of Final Payment Error Calculation for Part C Medicare Advantage Risk Adjustment Validation Data (“RADV”) Contract-Level Audits,” CMS revised its audit methodology for RADV contract-level audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under the revised methodology, among other things, CMS announced extrapolation of the error rate identified in the audit sample along with the application of a process to account for errors in the government’s traditional fee-for-service Medicare program (“FFS Adjuster”). For contract years prior to 2011, CMS did not extrapolate sample error rates to the entire contract, nor did CMS propose to apply a FFS adjuster. By applying the FFS Adjuster, Medicare Advantage organizations would have been liable for repayments only to the extent that their extrapolated payment errors exceeded the error rate in Original Medicare, which could have impacted the extrapolated repayments to which Medicare Advantage organizations are subject. This revised contract-level audit methodology increased the Company’s exposure to premium refunds to CMS based on incomplete medical records maintained by providers. In the RADV audit methodology CMS used from 2011-2013, CMS selected only a few of the Company’s Medicare Advantage contracts for various contract years for contract-level RADV audits. In October 2018, CMS in the proposed rule announced a new methodology for RADV audits targeting certain health conditions and members with many diagnostic conditions along with extrapolation for the error rates identified without use of a FFS Adjuster. While the rule was under proposal, CMS initiated contract-level RADV audits for the years 2014 and 2015 with this new RADV methodology without a final rule.

On January 30, 2023, CMS released the final rule (“RADV Audit Rule”), announcing it may use extrapolation for payment years 2018 forward, for both RADV audits and OIG contract level audits, and eliminated the application of a FFS Adjuster in Part C contract-level RADV audits of Medicare Advantage organizations. In the RADV Audit Rule, CMS indicated that it will use more than one audit methodology going forward and indicated CMS will audit contracts it believes are at the highest risk for overpayments based on its statistical modeling, citing a 2016 Governmental Accountability Office report that recommended selection of contract-level RADV audits with a focus on contracts likely to have high rates of improper payment, the highest coding intensity scores, and contracts with high levels of unsupported diagnoses from prior RADV audits. CMS announced that it would begin the RADV and OIG contract-level audits for payment year 2018, however as of the end of July 2024 these audits had not yet commenced.

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

In January 2022, a shareholder class action complaint was filed in the Northern District of Illinois, Allison v. Oak Street Health, Inc., et al. Defendants include Oak Street Health and certain of its pre-acquisition officers and directors. The putative plaintiffs assert causes of action under various securities laws premised on allegations that defendants made omissions and misrepresentations to investors relating to marketing conduct they allege may violate the False Claims Act. On May 27, 2024, the parties reached agreement in principle on a settlement of this action, subject to definitive documentation, the impact of which was not material to the Company’s financial condition or operating results.

In July 2024, a shareholder class action complaint was filed in the Southern District of New York, Nixon v. CVS Health Corporation, et al. Defendants include the Company and certain present and former officers. The plaintiffs allege, among other allegations, that the defendants made false and/or misleading statements related to the profitability of the Health Care Benefits segment and assert causes of action under various federal securities laws. The Company and the individual defendants are defending themselves against these claims.

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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
June 30, 2024
Revenues from external customers	$32,157	$38,694	$19,974	$15	$—	$90,840
Intersegment revenues	18	3,479	9,864	—	(13,361)	—
Net investment income (loss)	300	(2)	—	96	—	394
Total revenues	32,475	42,171	29,838	111	(13,361)	91,234
Adjusted operating income (loss)	938	1,915	1,243	(352)	—	3,744

June 30, 2023
Revenues from external customers	$26,521	$43,032	$19,079	$15	$—	$88,647
Intersegment revenues	21	3,183	9,704	—	(12,908)	—
Net investment income	205	—	1	68	—	274
Total revenues	26,747	46,215	28,784	83	(12,908)	88,921
Adjusted operating income (loss)	1,541	1,894	1,413	(367)	—	4,481

Six Months Ended
June 30, 2024
Revenues from external customers	$64,022	$75,160	$39,612	$29	$—	$178,823
Intersegment revenues	36	7,298	18,951	—	(26,285)	—
Net investment income (loss)	653	(2)	—	197	—	848
Total revenues	64,711	82,456	58,563	226	(26,285)	179,671
Adjusted operating income (loss)	1,670	3,278	2,420	(667)	—	6,701

June 30, 2023
Revenues from external customers	$52,213	$83,843	$37,505	$30	$—	$173,591
Intersegment revenues	42	6,963	19,203	—	(26,208)	—
Net investment income (loss)	369	—	(2)	241	—	608
Total revenues	52,624	90,806	56,706	271	(26,208)	174,199
Adjusted operating income (loss)	3,365	3,574	2,547	(635)	—	8,851
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $2.8 billion and $3.4 billion of retail co-payments for the three months ended June 30, 2024 and 2023, respectively. Total revenues of the Health Services segment include approximately $6.2 billion and $7.5 billion of retail co-payments for the six months ended June 30, 2024 and 2023, respectively.
(2)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Health Services segment, and/or the Pharmacy & Consumer Wellness segment.

The following are reconciliations of consolidated operating income to adjusted operating income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Operating income (GAAP measure)	$3,045	$3,234	$5,316	$6,680
Amortization of intangible assets (1)	507	485	1,015	887
Net realized capital losses (2)	90	98	108	203
Acquisition-related transaction and integration costs (3)	102	157	162	200
Opioid litigation charge (4)	—	—	100	—
Restructuring charge (5)	—	496	—	496
Office real estate optimization charges (6)	—	11	—	36
Loss on assets held for sale (7)	—	—	—	349
Adjusted operating income	$3,744	$4,481	$6,701	$8,851
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
(3)During the three and six months ended June 30, 2024, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. During the three and six months ended June 30, 2023, the acquisition-related transaction and integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related transaction and integration costs are reflected in the Company’s unaudited condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(4)During the six months ended June 30, 2024, the opioid litigation charge relates to a change in the Company’s accrual related to ongoing opioid litigation matters.
(5)During the three and six months ended June 30, 2023, the restructuring charge is primarily comprised of severance and employee-related costs and asset impairment charges. During the second quarter of 2023, the Company developed an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with the development of this plan and the recently completed acquisitions of Signify Health and Oak Street Health, the Company also conducted a strategic review of its various transformation initiatives and determined that it would terminate certain initiatives. The restructuring charge is reflected within the Corporate/Other segment.
(6)During the three and six months ended June 30, 2023, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the planned reduction of corporate office real estate space in response to the Company’s new flexible work arrangement. The office real estate optimization charges are reflected in the Company’s unaudited condensed consolidated statements of operations in operating expenses within the Health Care Benefits, Health Services and Corporate/Other segments.
(7)During the six months ended June 30, 2023, the loss on assets held for sale relates to the LTC reporting unit within the Pharmacy & Consumer Wellness segment. During 2022, the Company determined that its LTC business was no longer a strategic asset and committed to a plan to sell it, at which time the LTC business met the criteria for held-for-sale accounting and its net assets were accounted for as assets held for sale. During the first quarter of 2023, a loss on assets held for sale was recorded to write down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflected its estimated fair value less costs to sell. As of the third quarter of 2023, the Company determined the LTC business no longer met the criteria for held-for-sale accounting and accordingly the net assets associated with the LTC business were reclassified to held and used at their respective fair values.

Index to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of June 30, 2024, the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2024 and 2023, the related condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2024 and 2023 and June 30, 2024 and 2023, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 7, 2024

Form 10-Q Table of Contents
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading health solutions company building a world of health around every consumer it serves and connecting care so that it works for people wherever they are. As of June 30, 2024, the Company had more than 9,000 retail locations, more than 1,000 walk-in medical clinics, 207 primary care medical clinics, a leading pharmacy benefits manager with approximately 90 million plan members and expanding specialty pharmacy solutions and a dedicated senior pharmacy care business serving more than 800,000 patients per year. The Company also serves an estimated more than 36 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is creating new sources of value through its integrated model allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” The Company sold Insured plans directly to individual consumers through the individual public health insurance exchanges in 17 states as of June 30, 2024.

Overview of the Health Services Segment

The Health Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, delivers health care services in its medical clinics, virtually, and in the home, and offers provider enablement solutions. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. During 2023, the Company completed the acquisition of two key health care delivery assets – Signify Health, Inc. (“Signify Health”), a leader in health risk assessments, value-based care and provider enablement services, and Oak Street Health, Inc. (“Oak Street Health”), a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients. The Company also launched CordavisTM, a wholly owned subsidiary that works directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products. The Health Services segment’s clients and customers are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, the U.S. Centers for Medicare & Medicaid Services (“CMS”), plans offered on Insurance Exchanges and other sponsors of health benefit plans throughout the U.S., patients who receive care in the Health Services segment’s medical clinics, virtually or in the home, as well as Covered Entities.

Overview of the Pharmacy & Consumer Wellness Segment

The Pharmacy & Consumer Wellness segment dispenses prescriptions in its retail pharmacies and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of June 30, 2024, the Pharmacy & Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three and six months ended June 30, 2024 and 2023, and the significant developments affecting the Company’s financial condition since December 31, 2023. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

Summary of Consolidated Financial Results

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2024 vs 2023		Six Months Ended June 30, 2024 vs 2023
In millions	2024	2023	2024	2023	$	%	$	%
Revenues:
Products	$56,212	$60,539	$109,936	$118,686	$(4,327)	(7.1)%	$(8,750)	(7.4)%
Premiums	30,667	25,108	61,058	49,460	5,559	22.1%	11,598	23.4%
Services	3,961	3,000	7,829	5,445	961	32.0%	2,384	43.8%
Net investment income	394	274	848	608	120	43.8%	240	39.5%
Total revenues	91,234	88,921	179,671	174,199	2,313	2.6%	5,472	3.1%
Operating costs:
Cost of products sold	49,998	53,536	98,071	104,991	(3,538)	(6.6)%	(6,920)	(6.6)%
Health care costs	27,853	21,782	55,656	42,230	6,071	27.9%	13,426	31.8%
Operating expenses	10,338	9,873	20,628	19,453	465	4.7%	1,175	6.0%
Restructuring charge	—	496	—	496	(496)	(100.0)%	(496)	(100.0)%
Loss on assets held for sale	—	—	—	349	—	—%	(349)	(100.0)%
Total operating costs	88,189	85,687	174,355	167,519	2,502	2.9%	6,836	4.1%
Operating income	3,045	3,234	5,316	6,680	(189)	(5.8)%	(1,364)	(20.4)%
Interest expense	732	686	1,448	1,275	46	6.7%	173	13.6%
Other income	(24)	(22)	(49)	(44)	(2)	(9.1)%	(5)	(11.4)%
Income before income tax provision	2,337	2,570	3,917	5,449	(233)	(9.1)%	(1,532)	(28.1)%
Income tax provision	569	656	1,025	1,393	(87)	(13.3)%	(368)	(26.4)%
Net income	1,768	1,914	2,892	4,056	(146)	(7.6)%	(1,164)	(28.7)%
Net (income) loss attributable to noncontrolling interests	2	(13)	(9)	(19)	15	115.4%	10	52.6%
Net income attributable to CVS Health	$1,770	$1,901	$2,883	$4,037	$(131)	(6.9)%	$(1,154)	(28.6)%

Commentary - Three Months Ended June 30, 2024 vs. 2023

Revenues
•Total revenues increased $2.3 billion, or 2.6%, in the three months ended June 30, 2024 compared to the prior year primarily driven by growth in the Health Care Benefits and Pharmacy & Consumer Wellness segments, partially offset by a decline in the Health Services segment.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $465 million, or 4.7%, in the three months ended June 30, 2024 compared to the prior year. The increase in operating expenses was primarily due to increased operating expenses to support growth in the business.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $189 million, or 5.8%, in the three months ended June 30, 2024, primarily due to declines in the Health Care Benefits and Pharmacy & Consumer Wellness segments, partially offset by the absence of a $496 million restructuring charge recorded in the prior year and a decrease in acquisition-related transaction and integration costs compared to the prior year.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense increased $46 million, or 6.7%, due to higher debt in the three months ended June 30, 2024, primarily driven by long-term debt issued in June of 2023 to fund the Company’s acquisition of Oak Street Health, as well as long-term debt issued in May of 2024. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision
•The effective income tax rate was 24.3% for the three months ended June 30, 2024 compared to 25.5% for the three months ended June 30, 2023. The decrease in the effective income tax rate was primarily due to a state tax settlement during the three months ended June 30, 2024.

Commentary - Six Months Ended June 30, 2024 vs. 2023

Revenues
•Total revenues increased $5.5 billion, or 3.1%, in the six months ended June 30, 2024 compared to the prior year driven by growth in the Health Care Benefits and Pharmacy & Consumer Wellness segments, partially offset by a decline in the Health Services segment.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $1.2 billion, or 6.0%, in the six months ended June 30, 2024 compared to the prior year. The increase in operating expenses was primarily due to increased operating expenses to support growth in the business and operating expenses associated with Oak Street Health which was acquired in May of 2023, including the amortization of acquired intangible assets. These increases were partially offset by a decline in operating expenses in the Pharmacy & Consumer Wellness segment due to the impact of a decrease in store count.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $1.4 billion, or 20.4%, in the six months ended June 30, 2024 compared to the prior year. The decrease in operating income was primarily driven by declines in the Health Care Benefits and Health Services segments, partially offset by the absence of the $496 million restructuring charge and a $349 million loss on assets held for sale related to the write-down of the Company’s Omnicare® long-term care business, both recorded in the prior year.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense increased $173 million, or 13.6%, due to higher debt in the six months ended June 30, 2024, primarily driven by long-term debt issued in February and June of 2023 to fund the Company’s acquisitions of Signify Health and Oak Street Health, respectively, as well as long-term debt issued in May 2024. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision
•The effective income tax rate was 26.2% for the six months ended June 30, 2024 compared to 25.6% for the six months ended June 30, 2023. The increase in the effective income tax rate was primarily due to the impact of certain discrete tax items, partially offset by a state tax settlement during the six months ended June 30, 2024.

2024 Outlook

The Company believes you should consider the following key business and regulatory trends and uncertainties:

Key Business Trends and Uncertainties

•Membership enrollment in Medicare Advantage plans has exceeded expectations.
•Utilization, particularly in Medicare Advantage programs, persisted at elevated levels through the second quarter of 2024. Although the level of Medicare utilization is difficult to accurately predict, at this time, the Company expects that continued elevated utilization will pressure its Health Care Benefits segment and its health care delivery assets in its Health Services segment for the remainder of the year. Further, continued elevated utilization in Medicare Advantage may also result in the Company having to record a Medicare premium deficiency reserve in the Health Care Benefits segment during the third quarter of 2024.
•The Company’s Medicaid business is experiencing medical cost pressures, largely driven by higher than expected acuity following the resumption of member redeterminations. While the Company continues to work closely with its state partners to ensure the underlying trends are reflected in its premium rates going forward, it is uncertain when these pressures will be fully offset by state rate updates.
•The Company’s individual exchange business is subject to a risk adjustment program whereby the Company estimates its ultimate risk adjustment receivable or payable based on the risk of its qualified plan members relative to the average risk of members of other qualified plans in comparable markets. Changes in the Company’s risk relative to the markets’ risk could adversely impact the Company’s estimate of its risk adjustment receivable or payable.
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
•GLP-1 supply disruptions, and the associated impact on product mix, could pressure the Company’s ability to deliver savings to clients and could impact the Company’s results.
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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
June 30, 2024
Total revenues	$32,475	$42,171	$29,838	$111	$(13,361)	$91,234
Adjusted operating income (loss)	938	1,915	1,243	(352)	—	3,744
June 30, 2023
Total revenues	$26,747	$46,215	$28,784	$83	$(12,908)	$88,921
Adjusted operating income (loss)	1,541	1,894	1,413	(367)	—	4,481

Six Months Ended
June 30, 2024
Total revenues	$64,711	$82,456	$58,563	$226	$(26,285)	$179,671
Adjusted operating income (loss)	1,670	3,278	2,420	(667)	—	6,701
June 30, 2023
Total revenues	$52,624	$90,806	$56,706	$271	$(26,208)	$174,199
Adjusted operating income (loss)	3,365	3,574	2,547	(635)	—	8,851
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $2.8 billion and $3.4 billion of retail co-payments for the three months ended June 30, 2024 and 2023, respectively, and $6.2 billion and $7.5 billion of retail co-payments for the six months ended June 30, 2024 and 2023, respectively.
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

The following are reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income (loss) to segment adjusted operating income (loss):

	Three Months Ended June 30, 2024
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$574	$1,766	$1,179	$(474)	$3,045
Amortization of intangible assets (1)	293	149	64	1	507
Net realized capital losses (2)	71	—	—	19	90
Acquisition-related integration costs (3)	—	—	—	102	102
Adjusted operating income (loss)	$938	$1,915	$1,243	$(352)	$3,744

	Three Months Ended June 30, 2023
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,160	$1,767	$1,349	$(1,042)	$3,234
Amortization of intangible assets (1)	294	125	65	1	485
Net realized capital (gains) losses (2)	78	—	(1)	21	98
Acquisition-related transaction and integration costs (3)	—	—	—	157	157
Restructuring charge (5)	—	—	—	496	496
Office real estate optimization charges (6)	9	2	—	—	11
Adjusted operating income (loss)	$1,541	$1,894	$1,413	$(367)	$4,481

	Six Months Ended June 30, 2024
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,002	$2,979	$2,292	$(957)	$5,316
Amortization of intangible assets (1)	587	299	128	1	1,015
Net realized capital losses (2)	81	—	—	27	108
Acquisition-related integration costs (3)	—	—	—	162	162
Opioid litigation charge (4)	—	—	—	100	100
Adjusted operating income (loss)	$1,670	$3,278	$2,420	$(667)	$6,701

	Six Months Ended June 30, 2023
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$2,568	$3,405	$2,066	$(1,359)	$6,680
Amortization of intangible assets (1)	589	166	130	2	887
Net realized capital losses (2)	177	—	2	24	203
Acquisition-related transaction and integration costs (3)	—	—	—	200	200
Restructuring charge (5)	—	—	—	496	496
Office real estate optimization charges (6)	31	3	—	2	36
Loss on assets held for sale (7)	—	—	349	—	349
Adjusted operating income (loss)	$3,365	$3,574	$2,547	$(635)	$8,851
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
(3)During the three and six months ended June 30, 2024, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. During the three and six months ended June 30, 2023, the acquisition-related transaction and integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related transaction and integration costs are reflected in the Company’s unaudited condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(4)During the six months ended June 30, 2024, the opioid litigation charge relates to a change in the Company’s accrual related to ongoing opioid litigation matters.
(5)During the three and six months ended June 30, 2023, the restructuring charge is primarily comprised of severance and employee-related costs and asset impairment charges. During the second quarter of 2023, the Company developed an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with the development of this plan and the recently completed acquisitions of Signify Health and Oak Street Health, the Company also conducted a strategic review of its various transformation initiatives and determined that it would terminate certain initiatives. The restructuring charge is reflected within the Corporate/Other segment.
(6)During the three and six months ended June 30, 2023, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the planned reduction of corporate office real estate space in response to the Company’s new flexible work arrangement. The office real estate optimization charges are reflected in the Company’s unaudited condensed consolidated statements of operations in operating expenses within the Health Care Benefits, Health Services and Corporate/Other segments.
(7)During the six months ended June 30, 2023, the loss on assets held for sale relates to the LTC reporting unit within the Pharmacy & Consumer Wellness segment. During 2022, the Company determined that its LTC business was no longer a strategic asset and committed to a plan to sell it, at which time the LTC business met the criteria for held-for-sale accounting and its net assets were accounted for as assets held for sale. During the first quarter of 2023, a loss on assets held for sale was recorded to write down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflected its estimated fair value less costs to sell. As of the third quarter of 2023, the Company determined the LTC business no longer met the criteria for held-for-sale accounting and accordingly the net assets associated with the LTC business were reclassified to held and used at their respective fair values.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2024 vs 2023		Six Months Ended June 30, 2024 vs 2023
In millions, except percentages and basis points (“bps”)	2024	2023	2024	2023	$	%	$	%
Revenues:
Premiums	$30,654	$25,095	$61,033	$49,434	$5,559	22.2%	$11,599	23.5%
Services	1,521	1,447	3,025	2,821	74	5.1%	204	7.2%
Net investment income	300	205	653	369	95	46.3%	284	77.0%
Total revenues	32,475	26,747	64,711	52,624	5,728	21.4%	12,087	23.0%
Health care costs	27,458	21,620	54,916	42,215	5,838	27.0%	12,701	30.1%
MBR (Health care costs as a % of premium revenues)	89.6%	86.2%	90.0%	85.4%	340	bps	460	bps
Operating expenses	$4,443	$3,967	$8,793	$7,841	$476	12.0%	$952	12.1%
Operating expenses as a % of total revenues	13.7%	14.8%	13.6%	14.9%
Operating income	$574	$1,160	$1,002	$2,568	$(586)	(50.5)%	$(1,566)	(61.0)%
Operating income as a % of total revenues	1.8%	4.3%	1.5%	4.9%
Adjusted operating income (1)	$938	$1,541	$1,670	$3,365	$(603)	(39.1)%	$(1,695)	(50.4)%
Adjusted operating income as a % of total revenues	2.9%	5.8%	2.6%	6.4%
Premium revenues (by business):
Government	$22,222	$17,944	$43,938	$35,472	$4,278	23.8%	$8,466	23.9%
Commercial	8,432	7,151	17,095	13,962	1,281	17.9%	3,133	22.4%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Care Benefits segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended June 30, 2024 vs. 2023

Revenues
•Total revenues increased $5.7 billion, or 21.4%, in the three months ended June 30, 2024 compared to the prior year driven by growth in the Medicare and Commercial product lines.

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
•The MBR increased to 89.6% in the three months ended June 30, 2024 compared to 86.2% in the prior year driven by increased utilization and the unfavorable impact of the previously disclosed decline in the Company’s Medicare Advantage star ratings for the 2024 payment year within the Medicare product line, higher acuity in Medicaid primarily attributable to the resumption of redeterminations, as well as a change in estimate related to the individual exchange business risk adjustment accrual for the 2023 plan year recorded in the second quarter of 2024. These increases were partially offset by a favorable year-over-year impact of prior period development.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.

•Operating expenses increased $476 million, or 12.0%, in the three months ended June 30, 2024 compared to the prior year primarily driven by increased operating expenses to support growth across the business. Operating expenses as a percentage of total revenues decreased to 13.7% in the three months ended June 30, 2024 compared to 14.8% in the prior year, reflecting improved fixed cost leverage across the business due to membership growth.

Adjusted operating income
•Adjusted operating income decreased $603 million, or 39.1%, in the three months ended June 30, 2024 compared to the prior year primarily driven by increased utilization and the unfavorable impact of the Company’s Medicare Advantage star ratings for the 2024 payment year within the Medicare product line, as well as the higher acuity in Medicaid and the change in estimate related to the individual exchange business risk adjustment accrual described above. These decreases were partially offset by the favorable year-over-year impact of prior period development and an increase in net investment income.

Commentary - Six Months Ended June 30, 2024 vs. 2023

Revenues
•Total revenues increased $12.1 billion, or 23.0%, in the six months ended June 30, 2024 compared to the prior year driven by growth in the Medicare and Commercial product lines.

Medical Benefit Ratio
•The MBR increased to 90.0% in the six months ended June 30, 2024 compared to 85.4% in the prior year driven by increased utilization and the unfavorable impact of the Company’s Medicare Advantage star ratings for the 2024 payment year within the Medicare product line.

Operating expenses
•Operating expenses increased $952 million, or 12.1%, in the six months ended June 30, 2024 compared to the prior year primarily driven by increased operating expenses to support the growth across the business. Operating expenses as a percentage of total revenues decreased to 13.6% in the six months ended June 30, 2024 compared to 14.9% in the prior year, reflecting improved fixed cost leverage across the business due to membership growth.

Adjusted operating income
•Adjusted operating income decreased $1.7 billion, or 50.4%, in the six months ended June 30, 2024 compared to the prior year primarily driven by increased utilization and the unfavorable impact of the Company’s Medicare Advantage star ratings for the 2024 payment year within the Medicare product line. These decreases were partially offset by an increase in net investment income and improved fixed cost leverage across the business due to membership growth.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	June 30, 2024			March 31, 2024			December 31, 2023			June 30, 2023
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	4,702	14,099	18,801	4,735	14,111	18,846	4,252	14,087	18,339	4,033	14,114	18,147
Medicare Advantage	4,342	—	4,342	4,205	—	4,205	3,460	—	3,460	3,408	—	3,408
Medicare Supplement	1,294	—	1,294	1,300	—	1,300	1,343	—	1,343	1,351	—	1,351
Medicaid	2,090	443	2,533	1,972	447	2,419	2,073	444	2,517	2,261	467	2,728
Total medical membership	12,428	14,542	26,970	12,212	14,558	26,770	11,128	14,531	25,659	11,053	14,581	25,634

Supplemental membership information:
Medicare Prescription Drug Plan (stand-alone)			4,903			4,947			6,081			6,094

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

•Medical membership as of June 30, 2024 of 27.0 million increased 200,000 members compared with March 31, 2024, reflecting increases in the Medicare and Medicaid product lines, including the commencement of the Medicaid Oklahoma contract on April 1, 2024.
•Medical membership as of June 30, 2024 of 27.0 million increased by more than 1.3 million members compared with June 30, 2023, reflecting increases in the Medicare and Commercial product lines. These increases were partially offset by a decline in the Medicaid product line, primarily attributable to the resumption of Medicaid redeterminations following the expiration of the public health emergency in May 2023.

Medicare Update
On April 1, 2024, CMS issued its final notice detailing final 2025 Medicare Advantage payment rates. Final 2025 Medicare Advantage rates resulted in an expected average decrease in revenue for the Medicare Advantage industry of 0.16%, excluding the CMS estimate of Medicare Advantage risk score trend.

Health Services Segment

The following table summarizes the Health Services segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2024 vs 2023		Six Months Ended June 30, 2024 vs 2023
In millions, except percentages	2024	2023	2024	2023	$	%	$	%
Revenues:
Products	$39,492	$44,681	$77,209	$88,352	$(5,189)	(11.6)%	$(11,143)	(12.6)%
Services	2,681	1,534	5,249	2,454	1,147	74.8%	2,795	113.9%
Net investment income (loss)	(2)	—	(2)	—	(2)	(100.0)%	(2)	(100.0)%
Total revenues	42,171	46,215	82,456	90,806	(4,044)	(8.8)%	(8,350)	(9.2)%
Cost of products sold	38,765	43,271	76,297	85,687	(4,506)	(10.4)%	(9,390)	(11.0)%
Health care costs	791	383	1,492	383	408	106.5%	1,109	289.6%
Operating expenses	849	794	1,688	1,331	55	6.9%	357	26.8%
Operating expenses as a % of total revenues	2.0%	1.7%	2.0%	1.5%
Operating income	$1,766	$1,767	$2,979	$3,405	$(1)	(0.1)%	$(426)	(12.5)%
Operating income as a % of total revenues	4.2%	3.8%	3.6%	3.7%
Adjusted operating income (1)	$1,915	$1,894	$3,278	$3,574	$21	1.1%	$(296)	(8.3)%
Adjusted operating income as a % of total revenues	4.5%	4.1%	4.0%	3.9%
Revenues (by distribution channel):
Pharmacy network (2)	$21,848	$27,477	$42,312	$55,069	$(5,629)	(20.5)%	$(12,757)	(23.2)%
Mail & specialty (3)	17,651	17,229	34,913	33,374	422	2.4%	1,539	4.6%
Other	2,674	1,509	5,233	2,363	1,165	77.2%	2,870	121.5%
Net investment income (loss)	(2)	—	(2)	—	(2)	(100.0)%	(2)	(100.0)%
Pharmacy claims processed (4)	471.2	576.6	934.1	1,163.9	(105.4)	(18.3)%	(229.8)	(19.7)%
Generic dispensing rate (4)	88.2%	88.3%	88.3%	88.4%
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

Commentary - Three Months Ended June 30, 2024 vs. 2023

Revenues
•Total revenues decreased $4.0 billion, or 8.8%, in the three months ended June 30, 2024 compared to the prior year primarily driven by the previously announced loss of a large client and continued pharmacy client price improvements. These decreases were partially offset by pharmacy drug mix, increased contributions from the Company’s health care delivery assets and growth in specialty pharmacy.

Operating expenses
•Operating expenses in the Health Services segment include selling, general and administrative expenses; and depreciation and amortization expense.
•Operating expenses increased $55 million, or 6.9%, in the three months ended June 30, 2024 compared to the prior year primarily due to operating expenses associated with Oak Street Health, including the amortization of acquired intangible assets.

Adjusted operating income
•Adjusted operating income increased $21 million, or 1.1%, in the three months ended June 30, 2024 compared to the prior year primarily driven by improved purchasing economics, partially offset by continued pharmacy client price improvements and the previously announced loss of a large client.
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
•Pharmacy claims processed decreased 18.3% on a 30-day equivalent basis in the three months ended June 30, 2024 compared to the prior year, reflecting the previously announced loss of a large client.

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
•The Health Services segment’s generic dispensing rate remained relatively consistent at 88.2% in the three months ended June 30, 2024 compared to 88.3% in the prior year.

Commentary - Six Months Ended June 30, 2024 vs. 2023

Revenues
•Total revenues decreased $8.4 billion, or 9.2%, in the six months ended June 30, 2024 compared to the prior year primarily driven by the previously announced loss of a large client and continued pharmacy client price improvements. These decreases were partially offset by pharmacy drug mix, increased contributions from the Company’s health care delivery assets, including the acquisitions of Oak Street Health and Signify Health, as well as growth in specialty pharmacy.

Operating expenses
•Operating expenses increased $357 million, or 26.8%, in the six months ended June 30, 2024 compared to the prior year primarily due to operating expenses associated with Oak Street Health, including the amortization of acquired intangible assets.

Adjusted operating income
•Adjusted operating income decreased $296 million, or 8.3%, in the six months ended June 30, 2024 compared to the prior year primarily driven by continued pharmacy client price improvements and the previously announced loss of a large client. These decreases were partially offset by improved purchasing economics.

Pharmacy claims processed
•The Company’s pharmacy claims processed decreased 19.7% on a 30-day equivalent basis in the six months ended June 30, 2024 compared to the prior year, reflecting the previously announced loss of a large client.

Generic dispensing rate
•The Health Services segment’s generic dispensing rate remained relatively consistent at 88.3% in the six months ended June 30, 2024 compared to 88.4% in the prior year.

Pharmacy & Consumer Wellness Segment

The following table summarizes the Pharmacy & Consumer Wellness segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2024 vs 2023		Six Months Ended June 30, 2024 vs 2023
In millions, except percentages	2024	2023	2024	2023	$	%	$	%
Revenues:
Products	$29,252	$28,141	$57,372	$55,399	$1,111	3.9%	$1,973	3.6%
Services	586	642	1,191	1,309	(56)	(8.7)%	(118)	(9.0)%
Net investment income (loss)	—	1	—	(2)	(1)	(100.0)%	2	100.0%
Total revenues	29,838	28,784	58,563	56,706	1,054	3.7%	1,857	3.3%
Cost of products sold	23,835	22,628	46,595	44,504	1,207	5.3%	2,091	4.7%
Operating expenses	4,824	4,807	9,676	9,787	17	0.4%	(111)	(1.1)%
Operating expenses as a % of total revenues	16.2%	16.7%	16.5%	17.3%
Loss on assets held for sale	$—	$—	$—	$349	$—	—%	$(349)	(100.0)%
Operating income	1,179	1,349	2,292	2,066	(170)	(12.6)%	226	10.9%
Operating income as a % of total revenues	4.0%	4.7%	3.9%	3.6%
Adjusted operating income (1)	$1,243	$1,413	$2,420	$2,547	$(170)	(12.0)%	$(127)	(5.0)%
Adjusted operating income as a % of total revenues	4.2%	4.9%	4.1%	4.5%
Revenues (by major goods/service lines):
Pharmacy	$24,013	$22,614	$46,797	$44,394	$1,399	6.2%	$2,403	5.4%
Front Store	5,281	5,629	10,651	11,226	(348)	(6.2)%	(575)	(5.1)%
Other	544	540	1,115	1,088	4	0.7%	27	2.5%
Net investment income (loss)	—	1	—	(2)	(1)	(100.0)%	2	100.0%
Prescriptions filled (2)	420.4	405.7	838.0	810.5	14.7	3.6%	27.5	3.4%
Same store sales increase (decrease): (3)
Total	6.4%	10.9%	5.9%	11.3%
Pharmacy	9.1%	14.3%	8.2%	13.5%
Front Store	(4.0)%	(0.3)%	(3.1)%	3.5%
Prescription volume (2)	6.5%	3.6%	6.1%	4.3%
Generic dispensing rate (2)	90.1%	89.5%	90.1%	89.5%
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

Commentary - Three Months Ended June 30, 2024 vs. 2023

Revenues
•Total revenues increased $1.1 billion, or 3.7%, in the three months ended June 30, 2024 compared to the prior year primarily driven by increased prescription volume and pharmacy drug mix. These increases were partially offset by continued pharmacy reimbursement pressure, the impact of recent generic introductions and decreased front store volume, including the impact of a decrease in store count and lower contributions from COVID-19 over-the-counter (“OTC”) test kits since the expiration of the public health emergency in May 2023.
•Pharmacy same store sales increased 9.1% in the three months ended June 30, 2024 compared to the prior year. The increase was primarily driven by the 6.5% increase in pharmacy same store prescription volume on a 30-day equivalent basis and pharmacy drug mix. These increases were partially offset by continued pharmacy reimbursement pressure and the impact of recent generic introductions.
•Front store same store sales decreased 4.0% in the three months ended June 30, 2024 compared to the prior year. The decrease was primarily due to general softening of consumer demand and lower contributions from COVID-19 OTC test kits compared to the prior year.

Operating expenses
•Operating expenses in the Pharmacy & Consumer Wellness segment include payroll, employee benefits and occupancy costs associated with the segment’s stores and pharmacy fulfillment operations; selling expenses; advertising expenses; depreciation and amortization expense and certain administrative expenses.
•Operating expenses remained relatively consistent in the three months ended June 30, 2024 compared to the prior year.

Adjusted operating income
•Adjusted operating income decreased $170 million, or 12.0%, in the three months ended June 30, 2024 compared to the prior year primarily driven by continued pharmacy reimbursement pressure and decreased front store volume, including lower contributions from COVID-19 OTC test kits. These decreases were partially offset by increased prescription volume, improved drug purchasing and pharmacy drug mix.
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
•Prescriptions filled increased 3.6% on a 30-day equivalent basis in the three months ended June 30, 2024 compared to the prior year primarily driven by increased utilization.

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
•The Pharmacy & Consumer Wellness segment’s generic dispensing rate increased to 90.1% in the three months ended June 30, 2024 compared to 89.5% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by the impact of new generic drug introductions and the Company’s ongoing efforts to encourage plan members to use generic drugs when they are available and clinically appropriate.

Commentary - Six Months Ended June 30, 2024 vs. 2023

Revenues
•Total revenues increased $1.9 billion, or 3.3%, in the six months ended June 30, 2024 compared to the prior year primarily driven by increased prescription volume, including increased contributions from vaccinations, as well as pharmacy drug mix. These increases were partially offset by continued pharmacy reimbursement pressure, the impact of recent generic introductions and decreased front store volume, including the impact of a decrease in store count and lower contributions from COVID-19 OTC test kits since the expiration of the public health emergency in May 2023.

•Pharmacy same store sales increased 8.2% in the six months ended June 30, 2024 compared to the prior year. The increase was primarily driven by the 6.1% increase in pharmacy same store prescription volume on a 30-day equivalent basis and pharmacy drug mix. These increases were partially offset by continued pharmacy reimbursement pressure and the impact of recent generic introductions.
•Front store same store sales decreased 3.1% in the six months ended June 30, 2024 compared to the prior year. The decrease was primarily due to general softening of consumer demand and lower contributions from COVID-19 OTC test kits compared to the prior year.

Loss on assets held for sale
•During the six months ended June 30, 2023, the Company recorded a $349 million loss on assets held for sale related to the write-down of its LTC business.

Operating expenses
•Operating expenses decreased $111 million, or 1.1%, in the six months ended June 30, 2024 compared to the prior year. The decrease was primarily due to the impact of the decrease in store count, partially offset by increased investments in the segment’s operations and capabilities.

Adjusted operating income
•Adjusted operating income decreased $127 million, or 5.0%, in the six months ended June 30, 2024 compared to the prior year primarily driven by continued pharmacy reimbursement pressure and decreased front store volume, including lower contributions from COVID-19 OTC test kits. These decreases were partially offset by increased prescription volume, including increased contributions from vaccinations and improved drug purchasing.

Prescriptions filled
•Prescriptions filled increased 3.4% on a 30-day equivalent basis in the six months ended June 30, 2024 compared to the prior year primarily driven by increased utilization.

Generic dispensing rate
•The Pharmacy & Consumer Wellness segment’s generic dispensing rate increased to 90.1% in the six months ended June 30, 2024 compared to 89.5% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by the impact of new generic drug introductions and the Company’s ongoing efforts to encourage plan members to use generic drugs when they are available and clinically appropriate.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2024 vs 2023		Six Months Ended June 30, 2024 vs 2023
In millions, except percentages	2024	2023	2024	2023	$	%	$	%
Revenues:
Premiums	$13	$13	$25	$26	$—	—%	$(1)	(3.8)%
Services	2	2	4	4	—	—%	—	—%
Net investment income	96	68	197	241	28	41.2%	(44)	(18.3)%
Total revenues	111	83	226	271	28	33.7%	(45)	(16.6)%
Cost of products sold	—	—	—	1	—	—%	(1)	(100.0)%
Health care costs	46	50	93	102	(4)	(8.0)%	(9)	(8.8)%
Operating expenses	539	579	1,090	1,031	(40)	(6.9)%	59	5.7%
Restructuring charge	—	496	—	496	(496)	(100.0)%	(496)	(100.0)%
Operating loss	(474)	(1,042)	(957)	(1,359)	568	54.5%	402	29.6%
Adjusted operating loss (1)	(352)	(367)	(667)	(635)	15	4.1%	(32)	(5.0)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended June 30, 2024 vs. 2023

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues increased $28 million, or 33.7%, in the three months ended June 30, 2024 compared to the prior year primarily driven by an increase in net investment income, reflecting increased net investment income from private equity investments and favorable average investment yields compared to the prior year.

Restructuring charge
•During the three months ended June 30, 2023, the Company recorded a $496 million restructuring charge.

Adjusted operating loss
•Adjusted operating loss decreased $15 million, or 4.1%, in the three months ended June 30, 2024 compared to the prior year primarily driven by the increase in net investment income described above.

Commentary - Six Months Ended June 30, 2024 vs. 2023

Revenues
•Total revenues decreased $45 million, or 16.6%, in the six months ended June 30, 2024 compared to the prior year primarily driven by a decrease in net investment income, reflecting lower average invested assets compared to the prior year, partially offset by favorable average investment yields compared to the prior year.

Restructuring charge
•During the six months ended June 30, 2023, the Company recorded a $496 million restructuring charge.

Adjusted operating loss
•Adjusted operating loss increased $32 million, or 5.0%, in the six months ended June 30, 2024 compared to the prior year primarily driven by the decrease in net investment income described above.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of June 30, 2024, the Company had approximately $12.5 billion in cash and cash equivalents, approximately $2.9 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash during the six months ended June 30, 2024 and 2023 was as follows:

	Six Months Ended June 30,		Change
In millions, except percentages	2024	2023	$	%
Net cash provided by operating activities	$7,992	$13,346	$(5,354)	(40.1)%
Net cash used in investing activities	(3,719)	(18,876)	15,157	80.3%
Net cash provided by financing activities	22	6,352	(6,330)	(99.7)%
Net increase in cash, cash equivalents and restricted cash	$4,295	$822	$3,473	422.5%

Commentary

•Net cash provided by operating activities decreased by $5.4 billion in the six months ended June 30, 2024 compared to the prior year, primarily as a result of the early receipt of the July 2023 CMS payment of $5.3 billion in the prior year and the impact of Medicare utilization, partially offset by the timing of cash receipts and payments.
•Net cash used in investing activities decreased by $15.2 billion in the six months ended June 30, 2024 compared to the prior year primarily due to the acquisitions of Oak Street Health in May 2023 and Signify Health in March 2023, partially offset by higher net purchases of investments.
•Net cash provided by financing activities was $22 million in the six months ended June 30, 2024 compared to $6.4 billion in the prior year. The decrease in cash provided by financing activities primarily related to proceeds from the issuance of approximately $10.9 billion of long-term senior notes and commercial paper borrowings of $1.0 billion in the prior year, as well as higher share repurchases during the six months ended June 30, 2024 compared to the prior year, partially offset by proceeds from the issuance of $5.0 billion of long-term senior notes in the six months ended June 30, 2024.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of June 30, 2024. In connection with its commercial paper program, the Company maintains a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2027, a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2028, and a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2029. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of June 30, 2024, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Term Loan Credit Agreement
On March 25, 2024, the Company entered into a 364-day $3.0 billion term loan credit agreement. The term loan credit agreement allowed for borrowings at various rates that were dependent, in part, on the Company’s public debt ratings. On May 9, 2024, following the issuance of the $5.0 billion in senior notes described under “Long-term Borrowings” below, the term loan credit agreement terminated. There were no borrowings under the term loan credit agreement through the date of termination.

Federal Home Loan Bank of Boston
A subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of June 30, 2024 was approximately $1.1 billion. As of June 30, 2024, there were no outstanding advances from the FHLBB.

Long-term Borrowings

2024 Notes
On May 9, 2024, the Company issued $1.0 billion aggregate principal amount of 5.4% senior notes due June 2029, $1.0 billion aggregate principal amount of 5.55% senior notes due June 2031, $1.25 billion aggregate principal amount of 5.7% senior notes due June 2034, $750 million aggregate principal amount of 6.0% senior notes due June 2044 and $1.0 billion aggregate principal amount of 6.05% senior notes due June 2054 for total proceeds of approximately $5.0 billion, net of discounts and underwriting fees. The net proceeds of these offerings were used for general corporate purposes.

Debt Covenants

The Company’s back-up revolving credit facilities, term loan agreement and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of June 30, 2024, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of June 30, 2024, the Company’s long-term debt was rated “Baa2” by Moody’s Investor Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Stable” by both Moody’s and S&P. In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies as well as its consolidated balance sheet, its historical acquisition activity and other financial information. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot guarantee the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Programs

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of June 30, 2024
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the six months ended June 30, 2024 and 2023, the Company repurchased an aggregate of 39.7 million shares of common stock for approximately $3.0 billion and an aggregate of 22.8 million shares of common stock for approximately $2.0 billion, respectively, both pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below.

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

Form 10-Q Table of Contents
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

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of June 30, 2024, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended June 30, 2024, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase programs authorized by CVS Health Corporation’s Board of Directors on November 17, 2022 and December 9, 2021. See Note 8 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 through April 30, 2024	—	$—	—	$11,500,000,143
May 1, 2024 through May 31, 2024	—	$—	—	$11,500,000,143
June 1, 2024 through June 30, 2024	—	$—	—	$11,500,000,143
	—		—

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of CVS Health Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

INDEX TO EXHIBITS

4	Instruments defining the rights of security holders, including indentures

4.1	Form of the Registrant’s 2029 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2024).

4.2	Form of the Registrant’s 2031 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed May 9, 2024).

4.3	Form of the Registrant’s 2034 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed May 9, 2024).

4.4	Form of the Registrant’s 2044 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed May 9, 2024).

4.5	Form of the Registrant’s 2054 Note (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed May 9, 2024).

10	Material contracts

10.1
Third Amendment to Five Year Credit Agreement dated as of May 16, 2024, to the Five Year Credit Agreement dated as of May 16, 2019, by and among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.2
Third Amendment to Five Year Credit Agreement dated as of May 16, 2024, to the Five Year Credit Agreement dated as of May 11, 2021, by and among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.3
Second Amendment to Five Year Credit Agreement dated as of May 16, 2024, to the Five Year Credit Agreement dated as of May 16, 2022, by and among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.4*	Registrant’s 2017 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2024).

10.5*
Forms of award agreements to be used under Registrant’s 2017 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 22, 2024).

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated August 7, 2024 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

Form 10-Q Table of Contents

104	Cover Page Interactive Data File - The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	August 7, 2024	By:	/s/ Thomas F. Cowhey
Thomas F. Cowhey
Executive Vice President and Chief Financial Officer