Form 10-Q
period 2024-09-30
CVS HEALTH Corp
filed 2024-11-06
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of October 30, 2024, the registrant had 1,258,407,645 shares of common stock issued and outstanding.

Form 10-Q Table of Contents
Part I.Financial Information

Item 1.Financial Statements

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2024 and 2023	2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2024 and 2023	3

Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2024 and December 31, 2023	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2024 and 2023	5

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the three months ended September 30, 2024 and 2023, the three months ended June 30, 2024 and 2023 and the three months ended March 31, 2024 and 2023	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Report of Independent Registered Public Accounting Firm	47

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2024	2023	2024	2023
Revenues:
Products	$59,674	$61,298	$169,610	$179,984
Premiums	30,925	24,657	91,983	74,117
Services	4,279	3,532	12,108	8,977
Net investment income	550	277	1,398	885
Total revenues	95,428	89,764	275,099	263,963
Operating costs:
Cost of products sold	52,948	54,688	151,019	159,679
Health care costs	29,922	21,499	85,578	63,729
Operating expenses	10,557	9,876	31,185	29,329
Restructuring charges	1,169	11	1,169	507
Loss on assets held for sale	—	—	—	349
Total operating costs	94,596	86,074	268,951	253,593
Operating income	832	3,690	6,148	10,370
Interest expense	752	693	2,200	1,968
Other income	(25)	(22)	(74)	(66)
Income before income tax provision	105	3,019	4,022	8,468
Income tax provision	34	754	1,059	2,147
Net income	71	2,265	2,963	6,321
Net (income) loss attributable to noncontrolling interests	16	(4)	7	(23)
Net income attributable to CVS Health	$87	$2,261	$2,970	$6,298

Net income per share attributable to CVS Health:
Basic	$0.07	$1.76	$2.36	$4.90
Diluted	$0.07	$1.75	$2.35	$4.88
Weighted average shares outstanding:
Basic	1,259	1,287	1,258	1,284
Diluted	1,259	1,290	1,262	1,289
Dividends declared per share	$0.665	$0.605	$1.995	$1.815
See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Net income	$71	$2,265	$2,963	$6,321
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)	679	(321)	544	85
Change in discount rate on long-duration insurance reserves	(147)	181	(26)	167
Foreign currency translation adjustments	—	(2)	—	(1)
Net cash flow hedges	(4)	(4)	(12)	9
Other comprehensive income (loss)	528	(146)	506	260
Comprehensive income	599	2,119	3,469	6,581
Comprehensive (income) loss attributable to noncontrolling interests	16	(4)	7	(23)
Comprehensive income attributable to CVS Health	$615	$2,115	$3,476	$6,558

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	September 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$6,875	$8,196
Investments	2,805	3,259
Accounts receivable, net	36,179	35,227
Inventories	17,649	18,025
Other current assets	3,835	3,151
Total current assets	67,343	67,858
Long-term investments	28,939	23,019
Property and equipment, net	12,728	13,183
Operating lease right-of-use assets	16,231	17,252
Goodwill	91,272	91,272
Intangible assets, net	27,817	29,234
Separate accounts assets	3,334	3,250
Other assets	4,763	4,660
Total assets	$252,427	$249,728

Liabilities:
Accounts payable	$15,713	$14,897
Pharmacy claims and discounts payable	23,917	22,874
Health care costs payable	15,237	12,049
Policyholders’ funds	913	1,326
Accrued expenses	20,174	22,189
Other insurance liabilities	1,051	1,141
Current portion of operating lease liabilities	1,912	1,741
Short-term debt	800	200
Current portion of long-term debt	4,910	2,772
Total current liabilities	84,627	79,189
Long-term operating lease liabilities	15,258	16,034
Long-term debt	59,824	58,638
Deferred income taxes	3,632	4,311
Separate accounts liabilities	3,334	3,250
Other long-term insurance liabilities	5,162	5,459
Other long-term liabilities	5,484	6,211
Total liabilities	177,321	173,092

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,777 shares issued and 1,258 shares outstanding at September 30, 2024 and 1,768 shares issued and 1,288 shares outstanding at December 31, 2023 and capital surplus	49,510	48,992
Treasury stock, at cost: 519 shares at September 30, 2024 and 480 shares at December 31, 2023	(36,813)	(33,838)
Retained earnings	62,038	61,604
Accumulated other comprehensive income (loss)	209	(297)
Total CVS Health shareholders’ equity	74,944	76,461
Noncontrolling interests	162	175
Total shareholders’ equity	75,106	76,636
Total liabilities and shareholders’ equity	$252,427	$249,728

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2024	2023
Cash flows from operating activities:
Cash receipts from customers	$264,538	$260,300
Cash paid for inventory, prescriptions dispensed and health services rendered	(145,469)	(153,051)
Insurance benefits paid	(80,357)	(61,658)
Cash paid to other suppliers and employees	(28,933)	(26,038)
Interest and investment income received	1,288	1,174
Interest paid	(2,391)	(2,049)
Income taxes paid	(1,429)	(2,616)
Net cash provided by operating activities	7,247	16,062

Cash flows from investing activities:
Proceeds from sales and maturities of investments	7,634	5,547
Purchases of investments	(12,677)	(6,625)
Purchases of property and equipment	(2,013)	(2,120)
Acquisitions (net of cash and restricted cash acquired)	(85)	(16,492)
Other	75	43
Net cash used in investing activities	(7,066)	(19,647)

Cash flows from financing activities:
Commercial paper borrowings (repayments), net	600	—
Proceeds from issuance of short-term loan	—	5,000
Repayment of short-term loan	—	(5,000)
Proceeds from issuance of long-term debt	4,959	10,898
Repayments of long-term debt	(1,706)	(2,734)
Repurchase of common stock	(3,023)	(2,013)
Dividends paid	(2,535)	(2,353)
Proceeds from exercise of stock options	342	242
Payments for taxes related to net share settlement of equity awards	(181)	(175)
Other	(22)	(210)
Net cash provided by (used in) financing activities	(1,566)	3,655
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,385)	70
Cash, cash equivalents and restricted cash at the beginning of the period	8,525	13,305
Cash, cash equivalents and restricted cash at the end of the period	$7,140	$13,375

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2024	2023
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,963	$6,321
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,450	3,232
Stock-based compensation	403	461
Restructuring charges (impairment of long-lived assets)	840	152
Deferred income taxes and other items	(912)	(163)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(986)	(3,920)
Inventories	355	1,305
Other assets	(850)	(518)
Accounts payable and pharmacy claims and discounts payable	2,169	2,466
Health care costs payable and other insurance liabilities	2,878	4,679
Other liabilities	(3,063)	2,047
Net cash provided by operating activities	$7,247	$16,062

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2023	1,768	(480)	$48,992	$(33,838)	$61,604	$(297)	$76,461	$175	$76,636
Net income	—	—	—	—	1,113	—	1,113	11	1,124
Other comprehensive loss	—	—	—	—	—	(44)	(44)	—	(44)
Stock option activity, stock awards and other	3	—	244	—	—	—	244	—	244
Purchase of treasury shares, net of ESPP issuances	—	(39)	(27)	(2,935)	—	—	(2,962)	—	(2,962)
Common stock dividends	—	—	—	—	(844)	—	(844)	—	(844)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2024	1,771	(519)	49,209	(36,773)	61,873	(341)	73,968	182	74,150
Net income	—	—	—	—	1,770	—	1,770	(2)	1,768
Other comprehensive income	—	—	—	—	—	22	22	—	22
Stock option activity, stock awards and other	6	—	159	—	—	—	159	—	159
Purchase of treasury shares, net of ESPP issuances	—	(2)	3	(146)	—	—	(143)	—	(143)
Common stock dividends	—	—	—	—	(846)	—	(846)	—	(846)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	1	1
Balance at June 30, 2024	1,777	(521)	49,371	(36,919)	62,797	(319)	74,930	181	75,111
Net income	—	—	—	—	87	—	87	(16)	71
Other comprehensive income (Note 10)	—	—	—	—	—	528	528	—	528
Stock option activity, stock awards and other	—	—	138	—	—	—	138	—	138
ESPP issuances, net of purchase of treasury shares	—	2	1	106	—	—	107	—	107
Common stock dividends	—	—	—	—	(846)	—	(846)	—	(846)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2024	1,777	(519)	$49,510	$(36,813)	$62,038	$209	$74,944	$162	$75,106
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of September 30, 2024, June 30, 2024, March 31, 2024 and December 31, 2023.
(2)Common stock and capital surplus includes the par value of common stock of $18 million as of September 30, 2024, June 30, 2024, March 31, 2024 and December 31, 2023.

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

Index to Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Significant Accounting Policies

Description of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health” or the “Company”), has more than 9,000 retail locations, more than 900 walk-in medical clinics, more than 225 primary care medical clinics, a leading pharmacy benefits manager with approximately 90 million plan members and expanding specialty pharmacy solutions, and a dedicated senior pharmacy care business serving more than 800,000 patients per year. The Company also serves an estimated more than 36 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is creating new sources of value through its integrated model allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Health Care Benefits Segment
The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” The Company sold Insured plans directly to individual consumers through the individual public health insurance exchanges (“Public Exchanges”) in 17 states as of September 30, 2024.

Health Services Segment
The Health Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, delivers health care services in its medical clinics, virtually, and in the home, and offers provider enablement solutions. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. During 2023, the Company completed the acquisition of two key health care delivery assets – Signify Health, Inc. (“Signify Health”), a leader in health risk assessments, value-based care and provider enablement services, and Oak Street Health, Inc. (“Oak Street Health”), a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients. The Company also launched CordavisTM, a wholly owned subsidiary that works directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products. The Health Services segment’s clients and customers are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, the U.S. Centers for Medicare & Medicaid Services (“CMS”), plans offered on public and private health insurance exchanges and other sponsors of health benefit plans throughout the U.S., patients who receive care in the Health Services segment’s medical clinics, virtually or in the home, as well as Covered Entities.

Pharmacy & Consumer Wellness Segment
The Pharmacy & Consumer Wellness segment dispenses prescriptions in its retail pharmacies and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of September 30, 2024, the Pharmacy & Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	September 30, 2024	December 31, 2023
Cash and cash equivalents	$6,875	$8,196
Restricted cash (included in other current assets)	65	90
Restricted cash (included in other assets)	200	239
Total cash, cash equivalents and restricted cash in the statements of cash flows	$7,140	$8,525

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net at September 30, 2024 and December 31, 2023 was composed of the following:

In millions	September 30, 2024	December 31, 2023
Trade receivables	$9,884	$11,908
Vendor and manufacturer receivables	15,621	15,711
Premium receivables	3,942	3,714
Other receivables	6,732	3,894
Total accounts receivable, net	$36,179	$35,227

The Company’s allowance for credit losses was $346 million and $343 million as of September 30, 2024 and December 31, 2023, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

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

The following is a roll forward of deferred acquisition costs for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
In millions	2024	2023
Deferred acquisition costs, beginning of the period	$1,502	$1,219
Capitalizations	405	414
Amortization expense	(217)	(196)
Deferred acquisition costs, end of the period	$1,690	$1,437

Premium Deficiency Reserves

The Company evaluates its short-duration insurance contracts to determine if it is probable that a loss will be incurred. For purposes of determining premium deficiency reserves, contracts are grouped consistent with the Company’s method of acquiring, servicing and measuring the profitability of such contracts. For each contract grouping, a premium deficiency reserve is recognized when it is probable that expected future incurred claims, including costs to maintain the contract grouping, exceed anticipated future premiums and reinsurance recoveries. Anticipated investment income is not considered in the calculation of premium deficiency reserves. A premium deficiency is first recognized by charging any unamortized acquisition costs to operating expenses, and to the extent the premium deficiency is greater than the unamortized acquisition costs, a premium deficiency reserve liability is established and reflected in health care costs payable on the unaudited condensed consolidated balance sheets. Losses recognized as a premium deficiency reserve result in a beneficial effect in subsequent periods as subsequent costs under these contracts are then charged to this previously established liability.

During the third quarter of 2024, the Company determined it had a premium deficiency in its Medicare product line related to the 2024 coverage year. Accordingly, during the three and nine months ended September 30, 2024, the Company recorded a premium deficiency reserve of $766 million, consisting of a $383 million charge of unamortized acquisition costs, which was recorded in operating expenses, and the establishment of a premium deficiency reserve of $383 million, which was recorded in health care costs.

Additionally, during the three and nine months ended September 30, 2024, the Company established a premium deficiency reserve of $270 million related to its individual exchange product line for the 2024 coverage year, consisting of an $11 million charge of unamortized acquisition costs, which was recorded in operating expenses, and the establishment of a premium deficiency reserve of $259 million, which was recorded in health care costs. During the three and nine months ended September 30, 2024, the Company also established a premium deficiency reserve of $28 million related to its Medicaid product line, which was recorded in health care costs.

The Company did not establish any premium deficiency reserves during the three and nine months ended September 30, 2023.

Revenue Recognition

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source in each segment for the three and nine months ended September 30, 2024 and 2023:

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended September 30, 2024
Major goods/services lines:
Pharmacy	$—	$41,350	$26,666	$—	$(13,357)	$54,659
Front Store	—	—	5,196	—	—	5,196
Premiums	30,914	—	—	11	—	30,925
Net investment income (loss)	423	(1)	—	128	—	550
Other	1,659	2,780	561	3	(905)	4,098
Total	$32,996	$44,129	$32,423	$142	$(14,262)	$95,428

Health Services distribution channel:
Pharmacy network (1)		$24,136
Mail & specialty (2)		17,214
Other		2,780
Net investment income (loss)		(1)
Total		$44,129

Three Months Ended September 30, 2023
Major goods/services lines:
Pharmacy	$—	$44,985	$22,977	$—	$(11,764)	$56,198
Front Store	—	—	5,371	—	—	5,371
Premiums	24,645	—	—	12	—	24,657
Net investment income (loss)	187	—	(2)	92	—	277
Other	1,464	1,906	526	1	(636)	3,261
Total	$26,296	$46,891	$28,872	$105	$(12,400)	$89,764

Health Services distribution channel:
Pharmacy network (1)		$27,981
Mail & specialty (2)		17,004
Other		1,906
Total		$46,891

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Nine Months Ended September 30, 2024
Major goods/services lines:
Pharmacy	$—	$118,575	$73,463	$—	$(38,002)	$154,036
Front Store	—	—	15,847	—	—	15,847
Premiums	91,947	—	—	36	—	91,983
Net investment income (loss)	1,076	(3)	—	325	—	1,398
Other	4,684	8,013	1,676	7	(2,545)	11,835
Total	$97,707	$126,585	$90,986	$368	$(40,547)	$275,099

Health Services distribution channel:
Pharmacy network (1)		$66,448
Mail & specialty (2)		52,127
Other		8,013
Net investment income (loss)		(3)
Total		$126,585

Nine Months Ended September 30, 2023
Major goods/services lines:
Pharmacy	$—	$133,428	$67,371	$—	$(36,754)	$164,045
Front Store	—	—	16,597	—	—	16,597
Premiums	74,079	—	—	38	—	74,117
Net investment income (loss)	556	—	(4)	333	—	885
Other	4,285	4,269	1,614	5	(1,854)	8,319
Total	$78,920	$137,697	$85,578	$376	$(38,608)	$263,963

Health Services distribution channel:
Pharmacy network (1)		$83,050
Mail & specialty (2)		50,378
Other		4,269
Total		$137,697
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

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	September 30, 2024	December 31, 2023
Trade receivables (included in accounts receivable, net)	$9,884	$11,908
Contract liabilities (included in accrued expenses)	174	149

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

2.Restructuring Program

During the third quarter of 2024, the Company finalized an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with this restructuring plan, during the three months ended September 30, 2024, the Company recorded restructuring charges of approximately $1.2 billion, comprised of a $607 million store impairment charge, $293 million of costs associated with corporate workforce optimization, including severance and employee-related costs, and $269 million of other asset impairments and related charges associated with the discontinuation of certain non-core assets.

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

During the third quarter of 2024, in connection with its enterprise-wide restructuring plan, the Company completed a strategic review of its retail business, which included evaluating changes in population, consumer buying patterns and future health requirements to ensure continued alignment of its retail footprint with consumer needs. In connection with this initiative, in September 2024, the Company determined it plans to close 271 retail stores in 2025. As a result, management determined that there were indicators of impairment with respect to the impacted stores’ asset groups, including the associated operating lease right-of-use assets and property and equipment.

A long-lived asset impairment test was performed during the third quarter of 2024, the results of which indicated that the fair value of certain retail store asset groups was lower than their respective carrying values. Accordingly, in the three months ended September 30, 2024, the Company recorded a store impairment charge of $607 million, consisting of a write down of $483 million related to operating lease right-of-use assets and $124 million related to property and equipment. The charge associated with the store impairments was included in the restructuring charges within the Pharmacy & Consumer Wellness segment. Subsequent to the impairment loss, the fair value of the associated operating lease right-of-use assets and property and equipment were $100 million and $39 million, respectively.

Corporate workforce optimization costs
Corporate workforce optimization costs, including severance and employee-related costs, consist primarily of salary continuation benefits, prorated annual incentive compensation, continuation of health care benefits and outplacement services. Severance and employee-related benefits are determined pursuant to the Company’s written severance plans and are recognized when the benefits are determined to be probable of being paid and are reasonably estimable.

In connection with its enterprise-wide restructuring plan, the Company recorded corporate workforce optimization costs of $293 million, which were recorded in accrued expenses on the unaudited condensed consolidated balance sheet. There were no payments made related to these costs during the three months ended September 30, 2024. The restructuring charge associated with the corporate workforce optimization costs is reflected within the Corporate/Other segment.

Other asset impairment charges
In connection with its enterprise-wide restructuring plan, the Company also conducted a review of its various strategic assets and determined that it would discontinue the use of certain non-core assets, including certain virtual care services and compounding infusion pharmacies and branches. As a result, management determined that there were indicators of impairment with respect to the impacted long-lived assets and a long-lived asset impairment test was performed during the third quarter of 2024. The results of the long-lived asset impairment test indicated that the fair value of the impacted assets was lower than their respective carrying values and, accordingly, the Company recorded $269 million of other asset impairments and related charges associated with the discontinuation of these assets in the three months ended September 30, 2024. The asset impairment charges were recorded as reductions to property and equipment, net and operating lease right-of-use assets on the unaudited condensed consolidated balance sheet. The other asset impairment charges were included in the restructuring charges within the Corporate/Other and Pharmacy & Consumer Wellness segments. Subsequent to the impairment charges, the fair value of the associated long-lived assets was not material.

The restructuring program is expected to be substantially complete by the end of 2025.

3.Acquisition

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

The Company’s assessment of the fair value of assets acquired and liabilities assumed was finalized during the second quarter of 2024. There were no measurement period adjustments to assets acquired and liabilities assumed in 2024.

4.Investments

Total investments at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024			December 31, 2023
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,633	$23,857	$26,490	$3,131	$18,582	$21,713
Mortgage loans	172	1,315	1,487	128	1,183	1,311
Other investments	—	3,767	3,767	—	3,254	3,254
Total investments	$2,805	$28,939	$31,744	$3,259	$23,019	$26,278

Debt Securities

Debt securities available for sale at September 30, 2024 and December 31, 2023 were as follows:

In millions	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
Debt securities:
U.S. government securities	$2,755	$52	$(23)	$2,784
States, municipalities and political subdivisions	738	11	(11)	738
U.S. corporate securities	13,086	283	(254)	13,115
Foreign securities	2,645	68	(69)	2,644
Residential mortgage-backed securities	815	13	(33)	795
Commercial mortgage-backed securities	1,609	32	(58)	1,583
Other asset-backed securities	4,767	51	(5)	4,813
Redeemable preferred securities	18	—	—	18
Total debt securities (2)	$26,433	$510	$(453)	$26,490

December 31, 2023
Debt securities:
U.S. government securities	$2,071	$19	$(54)	$2,036
States, municipalities and political subdivisions	2,219	31	(35)	2,215
U.S. corporate securities	10,156	133	(446)	9,843
Foreign securities	2,593	41	(122)	2,512
Residential mortgage-backed securities	862	8	(60)	810
Commercial mortgage-backed securities	1,066	9	(100)	975
Other asset-backed securities	3,294	26	(18)	3,302
Redeemable preferred securities	21	—	(1)	20
Total debt securities (2)	$22,282	$267	$(836)	$21,713
_____________________________________________
(1)There was no allowance for expected credit losses recorded on available-for-sale debt securities at September 30, 2024 or December 31, 2023.
(2)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At September 30, 2024, debt securities with a fair value of $548 million, gross unrealized capital gains of $14 million and gross unrealized capital losses of $16 million, and at December 31, 2023, debt securities with a fair value of $592 million, gross unrealized capital gains of $10 million and gross unrealized capital losses of $28 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income (loss).

The amortized cost and fair value of debt securities at September 30, 2024 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$819	$816
One year through five years	10,469	10,529
After five years through ten years	4,827	4,890
Greater than ten years	3,127	3,064
Residential mortgage-backed securities	815	795
Commercial mortgage-backed securities	1,609	1,583
Other asset-backed securities	4,767	4,813
Total	$26,433	$26,490

Summarized below are the debt securities the Company held at September 30, 2024 and December 31, 2023 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
September 30, 2024
Debt securities:
U.S. government securities	13	$41	$1	203	$620	$22	216	$661	$23
States, municipalities and political subdivisions	30	46	—	159	235	11	189	281	11
U.S. corporate securities	267	366	2	2,798	3,727	252	3,065	4,093	254
Foreign securities	44	45	1	678	984	68	722	1,029	69
Residential mortgage-backed securities	6	27	—	365	370	33	371	397	33
Commercial mortgage-backed securities	28	110	—	261	528	58	289	638	58
Other asset-backed securities	105	236	3	86	114	2	191	350	5
Redeemable preferred securities	—	—	—	4	6	—	4	6	—
Total debt securities	493	$871	$7	4,554	$6,584	$446	5,047	$7,455	$453

December 31, 2023
Debt securities:
U.S. government securities	74	$194	$2	280	$891	$52	354	$1,085	$54
States, municipalities and political subdivisions	95	181	1	455	733	34	550	914	35
U.S. corporate securities	576	672	14	4,120	5,602	432	4,696	6,274	446
Foreign securities	160	243	4	964	1,407	118	1,124	1,650	122
Residential mortgage-backed securities	33	97	1	461	517	59	494	614	60
Commercial mortgage-backed securities	44	94	2	287	581	98	331	675	100
Other asset-backed securities	196	449	4	443	867	14	639	1,316	18
Redeemable preferred securities	4	2	—	8	18	1	12	20	1
Total debt securities	1,182	$1,932	$28	7,018	$10,616	$808	8,200	$12,548	$836

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at September 30, 2024 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of September 30, 2024, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at September 30, 2024 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$1	$—	$477	$5	$478	$5
One year through five years	65	2	2,931	107	2,996	109
After five years through ten years	48	4	1,064	86	1,112	90
Greater than ten years	106	9	1,378	144	1,484	153
Residential mortgage-backed securities	6	—	391	33	397	33
Commercial mortgage-backed securities	10	1	628	57	638	58
Other asset-backed securities	10	—	340	5	350	5
Total	$246	$16	$7,209	$437	$7,455	$453

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the three and nine months ended September 30, 2024 and 2023, the Company had the following activity in its mortgage loan portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
New mortgage loans	$125	$63	$262	$286
Mortgage loans fully repaid	33	17	67	34
Mortgage loans foreclosed	—	—	—	—

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

Based on the Company’s assessments at September 30, 2024 and December 31, 2023, the amortized cost basis of the Company's mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2024	2023	2022	2021	2020	Prior	Total
September 30, 2024
1	$—	$—	$—	$—	$—	$8	$8
2 to 4	255	301	334	206	35	288	1,419
5 and 6	—	—	5	13	—	42	60
7	—	—	—	—	—	—	—
Total	$255	$301	$339	$219	$35	$338	$1,487

December 31, 2023
1		$—	$—	$—	$—	$11	$11
2 to 4		302	346	225	35	354	1,262
5 and 6		—	—	13	—	19	32
7		—	—	6	—	—	6
Total		$302	$346	$244	$35	$384	$1,311

Net Investment Income

Sources of net investment income for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Debt securities	$307	$217	$816	$612
Mortgage loans	20	16	56	43
Other investments	230	199	665	609
Gross investment income	557	432	1,537	1,264
Investment expenses	(26)	(13)	(50)	(34)
Net investment income (excluding net realized capital gains or losses)	531	419	1,487	1,230
Net realized capital gains (losses) (1)	19	(142)	(89)	(345)
Net investment income (2)	$550	$277	$1,398	$885
_____________________________________________
(1)Net realized capital gains are net of yield-related impairment losses on debt securities of $12 million in the three months ended September 30, 2024. Net realized capital losses include yield-related impairment losses on debt securities of $51 million in the nine months ended September 30, 2024. There were no credit-related impairment losses on debt securities in the three and nine months ended September 30, 2024. Net realized capital losses include yield-related impairment losses on debt securities of $47 million in the three months ended September 30, 2023. There were no credit-related impairment losses on debt securities in the three months ended September 30, 2023. Net realized capital losses include yield-related impairment losses on debt securities of $108 million and are net of the reversal of previously recorded credit-related impairment losses on debt securities of $3 million in the nine months ended September 30, 2023.
(2)Net investment income includes $8 million and $24 million for the three and nine months ended September 30, 2024, respectively, and $8 million and $25 million for the three and nine months ended September 30, 2023, respectively, related to investments supporting experience-rated products.

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Proceeds from sales	$2,322	$1,171	$5,203	$3,503
Gross realized capital gains	16	2	30	7
Gross realized capital losses	39	110	162	294

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

There were no financial liabilities measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at September 30, 2024 or December 31, 2023. Financial assets measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at September 30, 2024 and December 31, 2023 were as follows:

In millions	Level 1	Level 2	Level 3	Total
September 30, 2024
Cash and cash equivalents	$2,480	$4,395	$—	$6,875
Debt securities:
U.S. government securities	2,767	17	—	2,784
States, municipalities and political subdivisions	—	738	—	738
U.S. corporate securities	—	13,089	26	13,115
Foreign securities	—	2,644	—	2,644
Residential mortgage-backed securities	—	795	—	795
Commercial mortgage-backed securities	—	1,568	15	1,583
Other asset-backed securities	—	4,813	—	4,813
Redeemable preferred securities	—	18	—	18
Total debt securities	2,767	23,682	41	26,490
Equity securities	230	—	103	333
Total	$5,477	$28,077	$144	$33,698

December 31, 2023
Cash and cash equivalents	$2,174	$6,022	$—	$8,196
Debt securities:
U.S. government securities	2,013	23	—	2,036
States, municipalities and political subdivisions	—	2,215	—	2,215
U.S. corporate securities	—	9,814	29	9,843
Foreign securities	—	2,512	—	2,512
Residential mortgage-backed securities	—	810	—	810
Commercial mortgage-backed securities	—	975	—	975
Other asset-backed securities	—	3,302	—	3,302
Redeemable preferred securities	—	20	—	20
Total debt securities	2,013	19,671	29	21,713
Equity securities	194	—	79	273
Total	$4,381	$25,693	$108	$30,182

During the three and nine months ended September 30, 2024, there were $47 million of transfers out of Level 3. During the three months ended September 30, 2023, there were no transfers into or out of Level 3. During the nine months ended September 30, 2023, there were $42 million of transfers out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the unaudited condensed consolidated balance sheets at adjusted cost or contract value at September 30, 2024 and December 31, 2023 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
September 30, 2024
Assets:
Mortgage loans	$1,487	$—	$—	$1,478	$1,478
Equity securities (1)	602	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	1	—	—	1	1
Without a fixed maturity	316	—	—	286	286
Long-term debt	64,734	61,923	—	—	61,923

December 31, 2023
Assets:
Mortgage loans	$1,311	$—	$—	$1,274	$1,274
Equity securities (1)	534	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	1	—	—	1	1
Without a fixed maturity	312	—	—	279	279
Long-term debt	61,410	58,451	—	—	58,451
_____________________________________________
(1)It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

Separate Accounts assets relate to the Company’s large case pensions products which represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024				December 31, 2023
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$164	$—	$165	$2	$166	$—	$168
Debt securities	202	697	—	899	558	1,949	—	2,507
Common/collective trusts	—	2,372	—	2,372	—	529	—	529
Total (1)	$203	$3,233	$—	$3,436	$560	$2,644	$—	$3,204
_____________________________________________
(1)Excludes $102 million of other payables and $46 million of other receivables at September 30, 2024 and December 31, 2023, respectively.

6.Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
In millions	2024	2023
Health care costs payable, beginning of the period	$12,049	$10,142
Less: Reinsurance recoverables	5	5
Less: Impact of discount rate on long-duration insurance reserves (1)	(23)	8
Health care costs payable, beginning of the period, net	12,067	10,129
Acquisitions, net	—	1,098
Add: Components of incurred health care costs
Current year	85,541	64,183
Prior years	(845)	(679)
Total incurred health care costs (2)	84,696	63,504
Less: Claims paid
Current year	71,356	52,952
Prior years	10,886	9,207
Total claims paid	82,242	62,159
Health care costs payable, end of the period, net	14,521	12,572
Add: Premium deficiency reserve	670	—
Add: Reinsurance recoverables	65	4
Add: Impact of discount rate on long-duration insurance reserves (1)	(19)	(26)
Health care costs payable, end of the period	$15,237	$12,550
_____________________________________________
(1)Reflects the difference between the current discount rate and the locked-in discount rate on long-duration insurance reserves which is recorded within accumulated other comprehensive income (loss) on the unaudited condensed consolidated balance sheets.
(2)Total incurred health care costs for the nine months ended September 30, 2024 and 2023 in the table above exclude $70 million and $62 million, respectively, of health care costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets and $142 million and $163 million, respectively, of health care costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets. Total incurred health care costs for the nine months ended September 30, 2024 also exclude $670 million for premium deficiency reserves related to the Company’s Medicare, individual exchange and Medicaid product lines.

The Company’s estimates of prior years’ health care costs payable decreased by $845 million and $679 million, respectively, in the nine months ended September 30, 2024 and 2023, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At September 30, 2024, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $11.0 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims at September 30, 2024 related to the current year.

7.Other Insurance Liabilities and Separate Accounts

Future Policy Benefits

The following tables show the components of the change in the liability for future policy benefits, which is included in other insurance liabilities and other long-term insurance liabilities on the unaudited condensed consolidated balance sheets, during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
In millions	Large Case Pensions	Long-Term Care
Present value of expected net premiums (1)
Liability for future policy benefits, beginning of the period - current discount rate		$293

Beginning liability for future policy benefits at original (locked-in) discount rate		$288
Effect of changes in cash flow assumptions		—
Effect of actual variances from expected experience		12
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate		300
Interest accrual (using locked-in discount rate)		11
Net premiums (actual)		(29)
Ending liability for future policy benefits at original (locked-in) discount rate		282
Effect of changes in discount rate assumptions		6
Liability for future policy benefits, end of the period - current discount rate		$288

Present value of expected future policy benefits
Liability for future policy benefits, beginning of the period - current discount rate	$2,139	$1,640

Beginning liability for future policy benefits at original (locked-in) discount rate	$2,251	$1,632
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(20)	5
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate	2,231	1,637
Issuances	26	—
Interest accrual (using locked-in discount rate)	69	61
Benefit payments (actual)	(192)	(55)
Ending liability for future policy benefits at original (locked-in) discount rate	2,134	1,643
Effect of changes in discount rate assumptions	(90)	12
Liability for future policy benefits, end of the period - current discount rate	$2,044	$1,655

Net liability for future policy benefits	$2,044	$1,367
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, net of reinsurance recoverable	$2,044	$1,367
_____________________________________________
(1)The present value of expected net premiums is equivalent to the present value of expected gross premiums for the long-term care insurance contracts as net premiums are set equal to gross premiums.

	Nine Months Ended September 30, 2023
In millions	Large Case Pensions	Long-Term Care
Present value of expected net premiums (1)
Liability for future policy benefits, beginning of the period - current discount rate		$300

Beginning liability for future policy benefits at original (locked-in) discount rate		$302
Effect of changes in cash flow assumptions		—
Effect of actual variances from expected experience		7
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate		309
Interest accrual (using locked-in discount rate)		11
Net premiums (actual)		(29)
Ending liability for future policy benefits at original (locked-in) discount rate		291
Effect of changes in discount rate assumptions		(12)
Liability for future policy benefits, end of the period - current discount rate		$279

Present value of expected future policy benefits
Liability for future policy benefits, beginning of the period - current discount rate	$2,253	$1,566

Beginning liability for future policy benefits at original (locked-in) discount rate	$2,425	$1,613
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	1	9
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate	2,426	1,622
Issuances	8	—
Interest accrual (using locked-in discount rate)	74	61
Benefit payments (actual)	(210)	(53)
Ending liability for future policy benefits at original (locked-in) discount rate	2,298	1,630
Effect of changes in discount rate assumptions	(247)	(146)
Liability for future policy benefits, end of the period - current discount rate	$2,051	$1,484

Net liability for future policy benefits	$2,051	$1,205
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, net of reinsurance recoverable	$2,051	$1,205
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

The amount of undiscounted expected gross premiums and expected future benefit payments for long-duration insurance liabilities as of September 30, 2024 and 2023 were as follows:

In millions	September 30, 2024	September 30, 2023
Large case pensions
Expected future benefit payments	$3,091	$3,337
Expected gross premiums	—	—

Long-term care
Expected future benefit payments	$3,198	$3,237
Expected gross premiums	402	419

The weighted-average interest rate used in the measurement of the long-duration insurance liabilities as of September 30, 2024 and 2023 were as follows:

	September 30, 2024	September 30, 2023
Large case pensions
Interest accretion rate	4.20%	4.20%
Current discount rate	4.82%	5.86%

Long-term care
Interest accretion rate	5.11%	5.11%
Current discount rate	5.07%	5.99%

The weighted-average durations (in years) of the long-duration insurance liabilities as of September 30, 2024 and 2023 were as follows:

	September 30, 2024	September 30, 2023
Large case pensions	7.3	7.4
Long-term care	11.8	12.2

Policyholders’ Funds

The following table shows the components of the change in policyholders’ funds related to long-duration insurance contracts, which are included in policyholders’ funds and other long-term liabilities on the unaudited condensed consolidated balance sheets, during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
In millions, except weighted average crediting rate	2024	2023
Policyholders’ funds, beginning of the period	$332	$345
Deposits received	2	1
Policy charges	(1)	(2)
Surrenders and withdrawals	(9)	(23)
Interest credited	8	9
Change in net unrealized gains (losses)	17	(4)
Other	(18)	(23)
Policyholders’ funds, end of the period	$331	$303

Weighted average crediting rate	4.30%	4.40%

Net amount at risk	$—	$—

Cash surrender value	$310	$324

Separate Accounts

The following table shows the fair value of assets, by major investment category, supporting Separate Accounts as of September 30, 2024 and December 31, 2023:

In millions	September 30, 2024	December 31, 2023
Cash and cash equivalents	$165	$168
Debt securities:
U.S. government securities	223	573
States, municipalities and political subdivisions	16	28
U.S. corporate securities	527	1,632
Foreign securities	52	202
Residential mortgage-backed securities	68	51
Commercial mortgage-backed securities	3	6
Other asset-backed securities	10	15
Total debt securities	899	2,507
Common/collective trusts	2,372	529
Total (1)	$3,436	$3,204
_____________________________________________
(1)Excludes $102 million of other payables and $46 million of other receivables at September 30, 2024 and December 31, 2023, respectively.

The following table shows the components of the change in Separate Accounts liabilities during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
In millions	2024	2023
Separate Accounts liability, beginning of the period	$3,250	$3,228
Premiums and deposits	661	657
Surrenders and withdrawals	(203)	(7)
Benefit payments	(706)	(714)
Investment earnings	327	42
Net transfers from general account	8	4
Other	(3)	(10)
Separate Accounts liability, end of the period	$3,334	$3,200

Cash surrender value, end of the period	$2,209	$2,136

The Company did not recognize any gains or losses on assets transferred to Separate Accounts during the nine months ended September 30, 2024 and 2023.

8.Borrowings

The following table is a summary of the Company’s borrowings at September 30, 2024 and December 31, 2023:

In millions	September 30, 2024	December 31, 2023
Short-term debt
Commercial paper	$800	$200
Long-term debt
3.375% senior notes due August 2024	—	650
2.625% senior notes due August 2024	—	1,000
3.5% senior notes due November 2024	750	750
5% senior notes due December 2024	299	299
4.1% senior notes due March 2025	950	950
3.875% senior notes due July 2025	2,828	2,828
5% senior notes due February 2026	1,500	1,500
2.875% senior notes due June 2026	1,750	1,750
3% senior notes due August 2026	750	750
3.625% senior notes due April 2027	750	750
6.25% senior notes due June 2027	372	372
1.3% senior notes due August 2027	2,250	2,250
4.3% senior notes due March 2028	5,000	5,000
5% senior notes due January 2029	1,000	1,000
5.4% senior notes due June 2029	1,000	—
3.25% senior notes due August 2029	1,750	1,750
5.125% senior notes due February 2030	1,500	1,500
3.75% senior notes due April 2030	1,500	1,500
1.75% senior notes due August 2030	1,250	1,250
5.25% senior notes due January 2031	750	750
1.875% senior notes due February 2031	1,250	1,250
5.55% senior notes due June 2031	1,000	—
2.125% senior notes due September 2031	1,000	1,000
5.25% senior notes due February 2033	1,750	1,750
5.3% senior notes due June 2033	1,250	1,250
5.7% senior notes due June 2034	1,250	—
4.875% senior notes due July 2035	652	652
6.625% senior notes due June 2036	771	771
6.75% senior notes due December 2037	533	533
4.78% senior notes due March 2038	5,000	5,000
6.125% senior notes due September 2039	447	447
4.125% senior notes due April 2040	1,000	1,000
2.7% senior notes due August 2040	1,250	1,250
5.75% senior notes due May 2041	133	133
4.5% senior notes due May 2042	500	500
4.125% senior notes due November 2042	500	500
5.3% senior notes due December 2043	750	750
4.75% senior notes due March 2044	375	375
6% senior notes due June 2044	750	—
5.125% senior notes due July 2045	3,500	3,500
3.875% senior notes due August 2047	1,000	1,000
5.05% senior notes due March 2048	8,000	8,000

4.25% senior notes due April 2050	750	750
5.625% senior notes due February 2053	1,250	1,250
5.875% senior notes due June 2053	1,250	1,250
6.05% senior notes due June 2054	1,000	—
6% senior notes due June 2063	750	750
Finance lease liabilities	1,373	1,391
Other	304	309
Total debt principal	66,087	62,160
Debt premiums	174	186
Debt discounts and deferred financing costs	(727)	(736)
	65,534	61,610
Less:
Short-term debt (commercial paper)	(800)	(200)
Current portion of long-term debt	(4,910)	(2,772)
Long-term debt	$59,824	$58,638

Short-term Borrowings

Commercial Paper
The Company had $800 million of commercial paper outstanding at a weighted average interest rate of 5.00% as of September 30, 2024. The Company had $200 million of commercial paper outstanding at a weighted average interest rate of 4.31% as of December 31, 2023.
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

9.Shareholders’ Equity

Share Repurchases

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of September 30, 2024
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the nine months ended September 30, 2024 and 2023, the Company repurchased an aggregate of 39.7 million shares of common stock for approximately $3.0 billion and an aggregate of 22.8 million shares of common stock for approximately $2.0 billion, respectively, both pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below.

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

Dividends

The quarterly cash dividend declared by the Board was $0.665 and $0.605 per share in the three months ended September 30, 2024 and 2023, respectively. Cash dividends declared by the Board were $1.995 and $1.815 per share in the nine months ended September 30, 2024 and 2023, respectively. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

10.Other Comprehensive Income (Loss)

Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Net unrealized investment gains (losses):
Beginning of period balance	$(564)	$(1,113)	$(429)	$(1,519)
Other comprehensive income (loss) before reclassifications ($710,$(475), $427, $(310) pretax)	647	(478)	382	(313)
Amounts reclassified from accumulated other comprehensive loss ($36, $157, $184, $398 pretax) (1)	32	157	162	398
Other comprehensive income (loss)	679	(321)	544	85
End of period balance	115	(1,434)	115	(1,434)

Change in discount rate on long-duration insurance reserves:
Beginning of period balance	273	205	152	219
Other comprehensive income (loss) before reclassifications ($(189), $233, $(33), $210 pretax)	(147)	181	(26)	167
Other comprehensive income (loss)	(147)	181	(26)	167
End of period balance	126	386	126	386

Foreign currency translation adjustments:
Beginning of period balance	—	1	—	—
Other comprehensive loss before reclassifications	—	(2)	—	(1)
Other comprehensive loss	—	(2)	—	(1)
End of period balance	—	(1)	—	(1)

Net cash flow hedges:
Beginning of period balance	236	252	244	239
Other comprehensive income before reclassifications ($0, $0, $0, $25 pretax)	—	—	—	19
Amounts reclassified from accumulated other comprehensive income ($(6), $(5), $(16), $(13) pretax) (2)	(4)	(4)	(12)	(10)
Other comprehensive income (loss)	(4)	(4)	(12)	9
End of period balance	232	248	232	248

Pension and other postretirement benefits:
Beginning of period balance	(264)	(203)	(264)	(203)
Other comprehensive income	—	—	—	—
End of period balance	(264)	(203)	(264)	(203)

Total beginning of period accumulated other comprehensive loss	(319)	(858)	(297)	(1,264)
Total other comprehensive income (loss)	528	(146)	506	260
Total end of period accumulated other comprehensive income (loss)	$209	$(1,004)	$209	$(1,004)
_____________________________________________
(1)Amounts reclassified from accumulated other comprehensive loss for specifically identified debt securities are included in net investment income in the unaudited condensed consolidated statements of operations.
(2)Amounts reclassified from accumulated other comprehensive income for specifically identified cash flow hedges are included in interest expense in the unaudited condensed consolidated statements of operations. The Company expects to reclassify approximately $16 million, net of tax, in net gains associated with its cash flow hedges into net income within the next 12 months.

11.Earnings Per Share

Earnings per share is computed using the treasury stock method. Stock options and stock appreciation rights to purchase 8 million and 7 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and nine-month periods ended September 30, 2024, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, stock options and stock appreciation rights to purchase 9 million and 7 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2023, respectively.

The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2024	2023	2024	2023
Numerator for earnings per share calculation:
Net income attributable to CVS Health	$87	$2,261	$2,970	$6,298

Denominator for earnings per share calculation:
Weighted average shares, basic	1,259	1,287	1,258	1,284
Restricted stock units and performance stock units	—	2	3	3
Stock options and stock appreciation rights	—	1	1	2
Weighted average shares, diluted	1,259	1,290	1,262	1,289

Earnings per share:
Basic	$0.07	$1.76	$2.36	$4.90
Diluted	$0.07	$1.75	$2.35	$4.88

12.Commitments and Contingencies

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores and Linens ‘n Things, each of which subsequently filed for bankruptcy, and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations. As of September 30, 2024, the Company guaranteed 61 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2035.

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

The Company is facing multiple lawsuits, including by the FTC, state Attorneys General, governmental subdivisions, private parties and several putative class actions, regarding drug pricing and its rebate arrangements with drug manufacturers. These complaints, brought by a number of different types of plaintiffs under a variety of legal theories, generally allege that rebate agreements between the drug manufacturers and PBMs caused inflated prices for certain drug products. The majority of these cases have now been transferred into a multi-district litigation in the U.S. District Court for the District of New Jersey. The Company is defending itself against these claims. The Company has also received subpoenas, civil investigative demands (“CIDs”), and other requests for documents and information from, and is being investigated by, the FTC and Attorneys General of several states and the District of Columbia regarding its PBM practices, including pharmacy contracting practices and reimbursement, pricing and rebates. The Company has been providing documents and information in response to these subpoenas, CIDs, and requests for information. In July 2024, the FTC released an interim staff report on PBMs in which it studies, among other things, the impacts that the PBM industry may have on prescription drug costs and pharmacies. The Company disagrees with many of the statements made in the FTC’s interim staff report. In September 2024, the FTC filed an administrative complaint against the three largest PBMs and their affiliated group purchasing organizations, including subsidiaries of the Company. The complaint alleged that the PBMs engaged in anti-competitive and unfair practices that “artificially” increased insulin costs. The Company is aggressively defending itself against the complaint.

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

The State of Maryland has elected not to participate, and thus subdivisions within the State of Maryland may not participate, in the settlement. The State of Maryland has issued a civil subpoena for information from the Company, and litigation is pending with certain subdivisions within the State of Maryland, though in August 2024 the Company reached a settlement with the City of Baltimore for an amount immaterial to the Company. The Company is defending itself against claims made in these cases.

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

These settlements resolve a majority of the cases against the Company that had been pending in the consolidated multidistrict litigation captioned In re National Prescription Opiate Litigation (MDL No. 2804) pending in the U.S. District Court for the Northern District of Ohio. However, certain opioid-related cases against the Company remain pending in the multidistrict litigation and in various state courts, including those brought by non-participating subdivisions, including the City of Philadelphia, and private parties such as hospitals and third-party payors. The Company continues to defend those cases.

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

On January 30, 2023, CMS released the final rule (“RADV Audit Rule”), announcing it may use extrapolation for payment years 2018 forward, for both RADV audits and OIG contract level audits, and eliminated the application of a FFS Adjuster in Part C contract-level RADV audits of Medicare Advantage organizations. In the RADV Audit Rule, CMS indicated that it will use more than one audit methodology going forward and indicated CMS will audit contracts it believes are at the highest risk for overpayments based on its statistical modeling, citing a 2016 Governmental Accountability Office report that recommended selection of contract-level RADV audits with a focus on contracts likely to have high rates of improper payment, the highest coding intensity scores, and contracts with high levels of unsupported diagnoses from prior RADV audits. CMS announced that it would begin the RADV and OIG contract-level audits for payment year 2018, however as of the end of October 2024 no Company contracts have been selected.

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

In November 2021, prior to its acquisition by the Company, Oak Street Health received a CID from the DOJ in connection with an investigation of possible false claims submitted to Medicare related to Oak Street Health’s relationships with third-party marketing agents and Oak Street Health’s provision of free transportation to federal health care beneficiaries. In September 2024, the Company settled the matter for an amount immaterial to the Company.

Since January 2022, the U.S. Attorney’s Office for the District of Massachusetts has issued subpoenas to Aetna Life Insurance Company seeking, among other things, information in connection with its relationship and compensation arrangements with certain brokers, and the Company may receive similar inquiries in the future. The Company is cooperating with the investigation.

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

Beginning in December 2021, the Company has received three demands for inspection of books and records pursuant to Delaware General Corporation Law Section 220 (“Section 220 demands”), as well as a derivative complaint (Vladimir Gusinsky Revocable Trust v. Lynch, et al.) that was filed in January 2023, which the defendants have moved to dismiss. The Section 220 demands and the complaint purport to be related to potential breaches of fiduciary duties by the Board in relation to certain matters concerning opioids. Following the Company’s response to the Section 220 demands, two of the three stockholders sent demand letters to the Board containing allegations substantially similar to those made in the earlier Section 220 demands and the derivative matter, and requested that it take certain actions, including consideration of its governance and policies with respect to controlled substances. The Board deferred consideration of these two demands until after the motion to dismiss the

Gusinsky case was decided. In July 2024, the court granted the defendants’ motion to dismiss the Gusinsky case. In September 2024, the Board received a third demand letter containing similar allegations and requesting the Board take action. The Board is considering its response to the three demands in light of the Gusinsky dismissal.

In January 2022, a shareholder class action complaint was filed in the Northern District of Illinois, Allison v. Oak Street Health, Inc., et al. Defendants include Oak Street Health and certain of its pre-acquisition officers and directors. The putative plaintiffs assert causes of action under various securities laws premised on allegations that defendants made omissions and misrepresentations to investors relating to marketing conduct they allege may violate the False Claims Act. In May 2024, the parties reached agreement in principle to settle this action for an amount immaterial to the Company. The court preliminarily approved the settlement in September 2024, and the final approval hearing has been scheduled for December 2024.

Beginning in July 2024, two purported class action complaints, as well as multiple derivative complaints, were filed by putative plaintiffs against the Company and certain current and former officers and directors. The plaintiffs in these cases assert a variety of causes of action under federal securities laws and state law that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the profitability of the Health Care Benefits segment. The two purported class actions were filed in U.S. District Court for the Southern District of New York, Nixon v. CVS Health Corporation, et al. and Tatone v. CVS Health Corporation, et al., as were two of the pending derivative cases, Kaufmann v. Lynch, et al., and Silva v. Lynch, et al. Two derivative cases were filed in the District of Rhode Island, Duffy v. Lynch, et al. and Lovoi v. Lynch, et al.,
and two were filed in Rhode Island Superior Court, Goff v. Lynch, et al. and Brodin v. Lynch, et al. The Company and the individual defendants are defending themselves against these claims.

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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
September 30, 2024
Revenues from external customers	$32,555	$40,794	$21,515	$14	$—	$94,878
Intersegment revenues	18	3,336	10,908	—	(14,262)	—
Net investment income (loss)	423	(1)	—	128	—	550
Total revenues	32,996	44,129	32,423	142	(14,262)	95,428
Adjusted operating income (loss)	(924)	2,204	1,596	(329)	—	2,547

September 30, 2023
Revenues from external customers	$26,089	$44,064	$19,321	$13	$—	$89,487
Intersegment revenues	20	2,827	9,553	—	(12,400)	—
Net investment income (loss)	187	—	(2)	92	—	277
Total revenues	26,296	46,891	28,872	105	(12,400)	89,764
Adjusted operating income (loss)	1,536	1,878	1,389	(347)	—	4,456

Nine Months Ended
September 30, 2024
Revenues from external customers	$96,577	$115,954	$61,127	$43	$—	$273,701
Intersegment revenues	54	10,634	29,859	—	(40,547)	—
Net investment income (loss)	1,076	(3)	—	325	—	1,398
Total revenues	97,707	126,585	90,986	368	(40,547)	275,099
Adjusted operating income (loss)	746	5,482	4,016	(996)	—	9,248

September 30, 2023
Revenues from external customers	$78,302	$127,907	$56,826	$43	$—	$263,078
Intersegment revenues	62	9,790	28,756	—	(38,608)	—
Net investment income (loss)	556	—	(4)	333	—	885
Total revenues	78,920	137,697	85,578	376	(38,608)	263,963
Adjusted operating income (loss)	4,901	5,452	3,936	(982)	—	13,307
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $2.7 billion and $3.2 billion of retail co-payments for the three months ended September 30, 2024 and 2023, respectively. Total revenues of the Health Services segment include approximately $8.9 billion and $10.7 billion of retail co-payments for the nine months ended September 30, 2024 and 2023, respectively.
(2)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Health Services segment, and/or the Pharmacy & Consumer Wellness segment.

The following are reconciliations of consolidated operating income to adjusted operating income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Operating income (GAAP measure)	$832	$3,690	$6,148	$10,370
Amortization of intangible assets (1)	507	509	1,522	1,396
Net realized capital (gains) losses (2)	(19)	142	89	345
Acquisition-related transaction and integration costs (3)	41	94	203	294
Restructuring charges (4)	1,169	11	1,169	507
Office real estate optimization charges (5)	17	10	17	46
Opioid litigation charge (6)	—	—	100	—
Loss on assets held for sale (7)	—	—	—	349
Adjusted operating income	$2,547	$4,456	$9,248	$13,307
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
(3)During the three and nine months ended September 30, 2024, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. During the three and nine months ended September 30, 2023, the acquisition-related transaction and integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related transaction and integration costs are reflected in the Company’s unaudited condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(4)During the three and nine months ended September 30, 2024, the restructuring charges are primarily comprised of a store impairment charge, corporate workforce optimization costs, including severance and employee-related costs, and other asset impairment and related charges associated with the discontinuation of certain non-core assets. During the third quarter of 2024, the Company finalized an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with this restructuring plan, the Company completed a strategic review of its retail business and determined that it plans to close 271 retail stores in 2025, and, accordingly, it recorded a store impairment charge to write down the associated operating lease right-of-use assets and property and equipment. In addition, during the third quarter of 2024, the Company also conducted a review of its various strategic assets and determined that it would discontinue the use of certain non-core assets, at which time impairment losses were recorded to write down the carrying value of these assets to the Company’s best estimate of their fair value. During the three months ended September 30, 2023, the restructuring charges are primarily comprised of a stock-based compensation charge. During the nine months ended September 30, 2023, the restructuring charges also include severance and employee-related costs and asset impairment charges. The restructuring charges associated with the store impairments are reflected within the Pharmacy & Consumer Wellness segment, other asset impairments and related charges are reflected within the Corporate/Other and Pharmacy & Consumer Wellness segments and corporate workforce optimization costs, including severance and employee-related costs, are reflected within the Corporate/Other segment.
(5)During the three and nine months ended September 30, 2024 and 2023, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the Company’s continuous evaluation of corporate office real estate space in response to its ongoing flexible work arrangement. The office real estate optimization charges are reflected in the Company’s unaudited condensed consolidated statements of operations in operating expenses within each segment.
(6)During the nine months ended September 30, 2024, the opioid litigation charge relates to a change in the Company’s accrual related to ongoing opioid litigation matters.
(7)During the nine months ended September 30, 2023, the loss on assets held for sale relates to the LTC reporting unit within the Pharmacy & Consumer Wellness segment. During 2022, the Company determined that its LTC business was no longer a strategic asset and committed to a plan to sell it, at which time the LTC business met the criteria for held-for-sale accounting and its net assets were accounted for as assets held for sale. During the first quarter of 2023, a loss on assets held for sale was recorded to write down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflected its estimated fair value less costs to sell. As of the third quarter of 2023, the Company determined the LTC business no longer met the criteria for held-for-sale accounting and accordingly the net assets associated with the LTC business were reclassified to held and used at their respective fair values.

Index to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of September 30, 2024, the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2024 and 2023, the related condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2024 and 2023, June 30, 2024 and 2023 and September 30, 2024 and 2023, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 6, 2024

Form 10-Q Table of Contents
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading health solutions company building a world of health around every consumer it serves and connecting care so that it works for people wherever they are. As of September 30, 2024, the Company had more than 9,000 retail locations, more than 900 walk-in medical clinics, more than 225 primary care medical clinics, a leading pharmacy benefits manager with approximately 90 million plan members and expanding specialty pharmacy solutions, and a dedicated senior pharmacy care business serving more than 800,000 patients per year. The Company also serves an estimated more than 36 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is creating new sources of value through its integrated model allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” The Company sold Insured plans directly to individual consumers through the individual public health insurance exchanges in 17 states as of September 30, 2024.

Overview of the Health Services Segment

The Health Services segment provides a full range of pharmacy benefit management (“PBM”) solutions, delivers health care services in its medical clinics, virtually, and in the home, and offers provider enablement solutions. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. During 2023, the Company completed the acquisition of two key health care delivery assets – Signify Health, Inc. (“Signify Health”), a leader in health risk assessments, value-based care and provider enablement services, and Oak Street Health, Inc. (“Oak Street Health”), a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients. The Company also launched CordavisTM, a wholly owned subsidiary that works directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products. The Health Services segment’s clients and customers are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, the U.S. Centers for Medicare & Medicaid Services (“CMS”), plans offered on public and private health insurance exchanges and other sponsors of health benefit plans throughout the U.S., patients who receive care in the Health Services segment’s medical clinics, virtually or in the home, as well as Covered Entities.

Overview of the Pharmacy & Consumer Wellness Segment

The Pharmacy & Consumer Wellness segment dispenses prescriptions in its retail pharmacies and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of September 30, 2024, the Pharmacy & Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three and nine months ended September 30, 2024 and 2023, and the significant developments affecting the Company’s financial condition since December 31, 2023. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

Summary of Consolidated Financial Results

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2024 vs 2023		Nine Months Ended September 30, 2024 vs 2023
In millions	2024	2023	2024	2023	$	%	$	%
Revenues:
Products	$59,674	$61,298	$169,610	$179,984	$(1,624)	(2.6)%	$(10,374)	(5.8)%
Premiums	30,925	24,657	91,983	74,117	6,268	25.4%	17,866	24.1%
Services	4,279	3,532	12,108	8,977	747	21.1%	3,131	34.9%
Net investment income	550	277	1,398	885	273	98.6%	513	58.0%
Total revenues	95,428	89,764	275,099	263,963	5,664	6.3%	11,136	4.2%
Operating costs:
Cost of products sold	52,948	54,688	151,019	159,679	(1,740)	(3.2)%	(8,660)	(5.4)%
Health care costs	29,922	21,499	85,578	63,729	8,423	39.2%	21,849	34.3%
Operating expenses	10,557	9,876	31,185	29,329	681	6.9%	1,856	6.3%
Restructuring charges	1,169	11	1,169	507	1,158	10,527.3%	662	130.6%
Loss on assets held for sale	—	—	—	349	—	—%	(349)	(100.0)%
Total operating costs	94,596	86,074	268,951	253,593	8,522	9.9%	15,358	6.1%
Operating income	832	3,690	6,148	10,370	(2,858)	(77.5)%	(4,222)	(40.7)%
Interest expense	752	693	2,200	1,968	59	8.5%	232	11.8%
Other income	(25)	(22)	(74)	(66)	(3)	(13.6)%	(8)	(12.1)%
Income before income tax provision	105	3,019	4,022	8,468	(2,914)	(96.5)%	(4,446)	(52.5)%
Income tax provision	34	754	1,059	2,147	(720)	(95.5)%	(1,088)	(50.7)%
Net income	71	2,265	2,963	6,321	(2,194)	(96.9)%	(3,358)	(53.1)%
Net (income) loss attributable to noncontrolling interests	16	(4)	7	(23)	20	500.0%	30	130.4%
Net income attributable to CVS Health	$87	$2,261	$2,970	$6,298	$(2,174)	(96.2)%	$(3,328)	(52.8)%

Commentary - Three Months Ended September 30, 2024 vs. 2023

Revenues
•Total revenues increased $5.7 billion, or 6.3%, in the three months ended September 30, 2024 compared to the prior year primarily driven by growth in the Health Care Benefits and Pharmacy & Consumer Wellness segments, partially offset by a decline in the Health Services segment.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $681 million, or 6.9%, in the three months ended September 30, 2024 compared to the prior year. The increase in operating expenses was primarily due to the accelerated recognition of unamortized acquisition costs of $394 million in connection with premium deficiency reserves recorded during the third quarter of 2024, as well as increased operating expenses to support growth in the business.

•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $2.9 billion, or 77.5%, in the three months ended September 30, 2024, primarily due to a decline in the Health Care Benefits segment, driven by increased utilization and premium deficiency reserves of approximately $1.1 billion recorded in the third quarter of 2024, as well as restructuring charges of approximately $1.2 billion recorded in the three months ended September 30, 2024. These decreases were partially offset by an increase in operating income in the Health Services segment, primarily driven by improved purchasing economics.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense increased $59 million, or 8.5%, due to higher debt in the three months ended September 30, 2024, primarily driven by long-term debt issued in May 2024. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision
•The effective income tax rate was 32.4% for the three months ended September 30, 2024 compared to 25.0% for the three months ended September 30, 2023. The increase in the effective income tax rate was primarily due to lower pre-tax income in the three months ended September 30, 2024 compared to the prior year.

Commentary - Nine Months Ended September 30, 2024 vs. 2023

Revenues
•Total revenues increased $11.1 billion, or 4.2%, in the nine months ended September 30, 2024 compared to the prior year driven by growth in the Health Care Benefits and Pharmacy & Consumer Wellness segments, partially offset by a decline in the Health Services segment.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $1.9 billion, or 6.3%, in the nine months ended September 30, 2024 compared to the prior year. The increase in operating expenses was primarily due to increased operating expenses to support growth in the business, the accelerated recognition of unamortized acquisition costs in connection with premium deficiency reserves recorded during the third quarter of 2024, as well as operating expenses associated with Oak Street Health which was acquired in May of 2023, including the amortization of acquired intangible assets.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $4.2 billion, or 40.7%, in the nine months ended September 30, 2024 compared to the prior year. The decrease in operating income was primarily driven by a decline in the Health Care Benefits segment, driven by increased utilization in the Medicare and Medicaid product lines and premium deficiency reserves of approximately $1.1 billion recorded in the third quarter of 2024, as well as an increase in restructuring charges compared to the prior year. These decreases were partially offset by the absence of a $349 million loss on assets held for sale related to the write-down of the Company’s Omnicare® long-term care business recorded in the prior year.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense increased $232 million, or 11.8%, due to higher debt in the nine months ended September 30, 2024, primarily driven by long-term debt issued in February and June of 2023 to fund the Company’s acquisitions of Signify Health and Oak Street Health, respectively, as well as long-term debt issued in May 2024. See “Liquidity and Capital Resources” later in this report for additional information.

Income tax provision
•The effective income tax rate was 26.3% for the nine months ended September 30, 2024 compared to 25.4% for the nine months ended September 30, 2023. The increase in the effective income tax rate was primarily due to lower pre-tax income in the nine months ended September 30, 2024 compared to the prior year.

2024 Outlook

The Company believes you should consider the following key business and regulatory trends and uncertainties:

Key Business Trends and Uncertainties

•Membership enrollment in Medicare Advantage and individual exchange plans has exceeded expectations.
•Utilization, particularly in Medicare Advantage programs, persisted at elevated levels through the third quarter of 2024. Although the level of Medicare utilization is difficult to accurately predict, at this time, the Company expects that continued elevated utilization will pressure its Health Care Benefits segment and its health care delivery assets in its Health Services segment for the remainder of the year. Further, continued elevated utilization may also result in the Company having to record additional premium deficiency reserves in the Health Care Benefits segment during the fourth quarter of 2024.
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
•Glucagon-like peptide 1 (“GLP-1”) supply disruptions, and the associated impact on product mix, could pressure the Company’s ability to deliver savings to clients and could impact the Company’s results.
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
•The Company expects benefits from ongoing enterprise-wide cost savings initiatives and investments in efficiencies, which aim to reduce the Company’s operating cost structure in a way that improves the consumer experience and is sustainable. During the third quarter of 2024, the Company finalized an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. Refer to Note 2 ‘‘Restructuring Program’’ for actions implemented under the plan.
•Changes in conditions in the U.S. and global capital markets can significantly and adversely affect interest rates and capital market conditions which could result in increased financing costs.
•Actions taken by ratings agencies, including changes in the Company’s debt ratings, could impact the Company’s future borrowing costs, access to capital markets and new store operating lease costs.

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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
September 30, 2024
Total revenues	$32,996	$44,129	$32,423	$142	$(14,262)	$95,428
Adjusted operating income (loss)	(924)	2,204	1,596	(329)	—	2,547
September 30, 2023
Total revenues	$26,296	$46,891	$28,872	$105	$(12,400)	$89,764
Adjusted operating income (loss)	1,536	1,878	1,389	(347)	—	4,456

Nine Months Ended
September 30, 2024
Total revenues	$97,707	$126,585	$90,986	$368	$(40,547)	$275,099
Adjusted operating income (loss)	746	5,482	4,016	(996)	—	9,248
September 30, 2023
Total revenues	$78,920	$137,697	$85,578	$376	$(38,608)	$263,963
Adjusted operating income (loss)	4,901	5,452	3,936	(982)	—	13,307
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $2.7 billion and $3.2 billion of retail co-payments for the three months ended September 30, 2024 and 2023, respectively, and $8.9 billion and $10.7 billion of retail co-payments for the nine months ended September 30, 2024 and 2023, respectively.
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

The following are reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income (loss) to segment adjusted operating income (loss):

	Three Months Ended September 30, 2024
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$(1,229)	$2,055	$784	$(778)	$832
Amortization of intangible assets (1)	294	149	64	—	507
Net realized capital (gains) losses (2)	1	—	—	(20)	(19)
Acquisition-related integration costs (3)	—	—	—	41	41
Restructuring charges (4)	—	—	747	422	1,169
Office real estate optimization charges (5)	10	—	1	6	17
Adjusted operating income (loss)	$(924)	$2,204	$1,596	$(329)	$2,547

	Three Months Ended September 30, 2023
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,115	$1,727	$1,322	$(474)	$3,690
Amortization of intangible assets (1)	294	150	65	—	509
Net realized capital losses (2)	119	—	2	21	142
Acquisition-related transaction and integration costs (3)	—	—	—	94	94
Restructuring charges (4)	—	—	—	11	11
Office real estate optimization charges (5)	8	1	—	1	10
Adjusted operating income (loss)	$1,536	$1,878	$1,389	$(347)	$4,456

	Nine Months Ended September 30, 2024
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$(227)	$5,034	$3,076	$(1,735)	$6,148
Amortization of intangible assets (1)	881	448	192	1	1,522
Net realized capital losses (2)	82	—	—	7	89
Acquisition-related integration costs (3)	—	—	—	203	203
Restructuring charges (4)	—	—	747	422	1,169
Office real estate optimization charges (5)	10	—	1	6	17
Opioid litigation charge (6)	—	—	—	100	100
Adjusted operating income (loss)	$746	$5,482	$4,016	$(996)	$9,248

	Nine Months Ended September 30, 2023
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$3,683	$5,132	$3,388	$(1,833)	$10,370
Amortization of intangible assets (1)	883	316	195	2	1,396
Net realized capital losses (2)	296	—	4	45	345
Acquisition-related transaction and integration costs (3)	—	—	—	294	294
Restructuring charges (4)	—	—	—	507	507
Office real estate optimization charges (5)	39	4	—	3	46
Loss on assets held for sale (7)	—	—	349	—	349
Adjusted operating income (loss)	$4,901	$5,452	$3,936	$(982)	$13,307
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
(3)During the three and nine months ended September 30, 2024, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. During the three and nine months ended September 30, 2023, the acquisition-related transaction and integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related transaction and integration costs are reflected in the Company’s unaudited condensed consolidated statements of operations in operating expenses within the Corporate/Other segment.
(4)During the three and nine months ended September 30, 2024, the restructuring charges are primarily comprised of a store impairment charge, corporate workforce optimization costs, including severance and employee-related costs, and other asset impairment and related charges associated with the discontinuation of certain non-core assets. During the third quarter of 2024, the Company finalized an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with this restructuring plan, the Company completed a strategic review of its retail business and determined that it plans to close 271 retail stores in 2025, and, accordingly, it recorded a store impairment charge to write down the associated operating lease right-of-use assets and property and equipment. In addition, during the third quarter of 2024, the Company also conducted a review of its various strategic assets and determined that it would discontinue the use of certain non-core assets, at which time impairment losses were recorded to write down the carrying value of these assets to the Company’s best estimate of their fair value. During the three months ended September 30, 2023, the restructuring charges are primarily comprised of a stock-based compensation charge. During the nine months ended September 30, 2023, the restructuring charges also include severance and employee-related costs and asset impairment charges. The restructuring charges associated with the store impairments are reflected within the Pharmacy & Consumer Wellness segment, other asset impairments and related charges are reflected within the Corporate/Other and Pharmacy & Consumer Wellness segments and corporate workforce optimization costs, including severance and employee-related costs, are reflected within the Corporate/Other segment.
(5)During the three and nine months ended September 30, 2024 and 2023, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the Company’s continuous evaluation of corporate office real estate space in response to its ongoing flexible work arrangement. The office real estate optimization charges are reflected in the Company’s unaudited condensed consolidated statements of operations in operating expenses within each segment.
(6)During the nine months ended September 30, 2024, the opioid litigation charge relates to a change in the Company’s accrual related to ongoing opioid litigation matters.
(7)During the nine months ended September 30, 2023, the loss on assets held for sale relates to the LTC reporting unit within the Pharmacy & Consumer Wellness segment. During 2022, the Company determined that its LTC business was no longer a strategic asset and committed to a plan to sell it, at which time the LTC business met the criteria for held-for-sale accounting and its net assets were accounted for as assets held for sale. During the first quarter of 2023, a loss on assets held for sale was recorded to write down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflected its estimated fair value less costs to sell. As of the third quarter of 2023, the Company determined the LTC business no longer met the criteria for held-for-sale accounting and accordingly the net assets associated with the LTC business were reclassified to held and used at their respective fair values.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2024 vs 2023		Nine Months Ended September 30, 2024 vs 2023
In millions, except percentages and basis points (“bps”)	2024	2023	2024	2023	$	%	$	%
Revenues:
Premiums	$30,914	$24,645	$91,947	$74,079	$6,269	25.4%	$17,868	24.1%
Services	1,659	1,464	4,684	4,285	195	13.3%	399	9.3%
Net investment income	423	187	1,076	556	236	126.2%	520	93.5%
Total revenues	32,996	26,296	97,707	78,920	6,700	25.5%	18,787	23.8%
Health care costs	29,443	21,114	84,359	63,329	8,329	39.4%	21,030	33.2%
MBR (Health care costs as a % of premium revenues)	95.2%	85.7%	91.7%	85.5%	950	bps	620	bps
Operating expenses	$4,782	$4,067	$13,575	$11,908	$715	17.6%	$1,667	14.0%
Operating expenses as a % of total revenues	14.5%	15.5%	13.9%	15.1%
Operating income (loss)	$(1,229)	$1,115	$(227)	$3,683	$(2,344)	(210.2)%	$(3,910)	(106.2)%
Operating income (loss) as a % of total revenues	(3.7)%	4.2%	(0.2)%	4.7%
Adjusted operating income (loss) (1)	$(924)	$1,536	$746	$4,901	$(2,460)	(160.2)%	$(4,155)	(84.8)%
Adjusted operating income (loss) as a % of total revenues	(2.8)%	5.8%	0.8%	6.2%
Premium revenues (by business):
Government	$22,331	$17,208	$66,269	$52,680	$5,123	29.8%	$13,589	25.8%
Commercial	8,583	7,437	25,678	21,399	1,146	15.4%	4,279	20.0%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Care Benefits segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended September 30, 2024 vs. 2023

Revenues
•Total revenues increased $6.7 billion, or 25.5%, in the three months ended September 30, 2024 compared to the prior year driven by growth in the Medicare and Commercial product lines.

Premium Deficiency Reserves
•During the third quarter of 2024, the Company recorded premium deficiency reserves of approximately $1.1 billion, primarily in its Medicare and individual exchange product lines related to anticipated losses for the 2024 coverage year. The $1.1 billion premium deficiency recorded was comprised of $394 million of operating expenses related to the write-off of unamortized acquisition costs and $670 million of health care costs.

Medical Benefit Ratio (“MBR”)
•Medical benefit ratio is calculated by dividing the Health Care Benefits segment’s health care costs by premium revenues and represents the percentage of premium revenues spent on medical benefits for the segment’s Insured members. Management uses MBR to assess the underlying business performance and underwriting of its insurance products, understand variances between actual results and expected results and identify trends in period-over-period results. MBR provides management and investors with information useful in assessing the operating results of the Health Care Benefits segment’s Insured products.
•The MBR increased to 95.2% in the three months ended September 30, 2024 compared to 85.7% in the prior year driven by increased utilization, $670 million (220 basis points) of premium deficiency reserves recorded as health care costs in the third quarter of 2024 primarily related to anticipated losses in the fourth quarter of 2024 within the Medicare and individual exchange product lines, higher acuity in Medicaid and the unfavorable impact of the previously disclosed decline in the Company’s Medicare Advantage star ratings for the 2024 payment year.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses increased $715 million, or 17.6%, in the three months ended September 30, 2024 compared to the prior year primarily driven by the accelerated recognition of unamortized acquisition costs of $394 million in connection with the premium deficiency reserves recorded in the third quarter of 2024 and increased operating expenses to support growth across the business. Operating expenses as a percentage of total revenues decreased to 14.5% in the three months ended September 30, 2024 compared to 15.5% in the prior year, reflecting improved fixed cost leverage across the business due to membership growth, partially offset by the 120 basis points impact of the $394 million of accelerated unamortized acquisition costs described above.

Adjusted operating income (loss)
•During the three months ended September 30, 2024, the Health Care Benefits segment had an adjusted operating loss of $924 million compared to adjusted operating income of $1.5 billion in the prior year. The change was primarily driven by increased utilization, approximately $1.1 billion of premium deficiency reserves recorded in the third quarter of 2024 primarily related to anticipated losses in the fourth quarter of 2024 within the Medicare and individual exchange product lines, the impact of higher acuity in Medicaid following the resumption of redeterminations and the unfavorable impact of the Company’s Medicare Advantage star ratings for the 2024 payment year. These decreases were partially offset by an increase in net investment income.

Commentary - Nine Months Ended September 30, 2024 vs. 2023

Revenues
•Total revenues increased $18.8 billion, or 23.8%, in the nine months ended September 30, 2024 compared to the prior year driven by growth in the Medicare and Commercial product lines.

Premium Deficiency Reserves
•During the nine months ended September 30, 2024, the Company recorded premium deficiency reserves of approximately $1.1 billion as described above.

Medical Benefit Ratio
•The MBR increased to 91.7% in the nine months ended September 30, 2024 compared to 85.5% in the prior year driven by increased utilization and the unfavorable impact of the Company’s Medicare Advantage star ratings for the 2024 payment year within the Medicare product line, higher acuity in Medicaid following the resumption of redeterminations, as well as the premium deficiency reserves recorded as health care costs in the third quarter of 2024.

Operating expenses
•Operating expenses increased $1.7 billion, or 14.0%, in the nine months ended September 30, 2024 compared to the prior year primarily driven by increased operating expenses to support the growth across the business and the accelerated recognition of unamortized acquisition costs in connection with the premium deficiency reserves recorded in the third quarter of 2024. Operating expenses as a percentage of total revenues decreased to 13.9% in the nine months ended September 30, 2024 compared to 15.1% in the prior year, reflecting improved fixed cost leverage across the business due to membership growth, partially offset by the 40 basis points impact of the $394 million of accelerated unamortized acquisition costs described above.

Adjusted operating income
•Adjusted operating income decreased $4.2 billion, or 84.8%, in the nine months ended September 30, 2024 compared to the prior year primarily driven by increased utilization and the unfavorable impact of the Company’s Medicare Advantage star ratings for the 2024 payment year within the Medicare product line, the premium deficiency reserves recorded in the third quarter of 2024, as well as the higher acuity in Medicaid. These decreases were partially offset by an increase in net investment income and improved fixed cost leverage across the business due to membership growth.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	September 30, 2024			June 30, 2024			December 31, 2023			September 30, 2023
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	4,751	14,155	18,906	4,702	14,099	18,801	4,252	14,087	18,339	4,198	14,075	18,273
Medicare Advantage	4,438	—	4,438	4,342	—	4,342	3,460	—	3,460	3,438	—	3,438
Medicare Supplement	1,291	—	1,291	1,294	—	1,294	1,343	—	1,343	1,352	—	1,352
Medicaid	2,077	436	2,513	2,090	443	2,533	2,073	444	2,517	2,173	452	2,625
Total medical membership	12,557	14,591	27,148	12,428	14,542	26,970	11,128	14,531	25,659	11,161	14,527	25,688

Supplemental membership information:
Medicare Prescription Drug Plan (stand-alone)			4,898			4,903			6,081			6,092

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
•Medical membership as of September 30, 2024 of 27.1 million increased 178,000 members compared with June 30, 2024, reflecting increases in the Commercial and Medicare product lines.
•Medical membership as of September 30, 2024 of 27.1 million increased 1.4 million members compared with September 30, 2023, reflecting increases in the Medicare and Commercial product lines.

Medicare Update
On April 1, 2024, CMS issued its final notice detailing final 2025 Medicare Advantage payment rates. Final 2025 Medicare Advantage rates resulted in an expected average decrease in revenue for the Medicare Advantage industry of 0.16%, excluding the CMS estimate of Medicare Advantage risk score trend.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of four or higher (out of five) to qualify for bonus payments. CMS released the Company’s 2025 star ratings in October 2024. The Company’s 2025 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2026. Based on the Company’s membership as of September 2024, 88% of the Company’s Medicare Advantage members were in plans with 2025 star ratings of at least 4.0 stars, compared to 87% of the Company’s Medicare Advantage members being in plans with 2024 star ratings of at least 4.0 stars based on the Company’s membership as of September 2023.

Health Services Segment

The following table summarizes the Health Services segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2024 vs 2023		Nine Months Ended September 30, 2024 vs 2023
In millions, except percentages	2024	2023	2024	2023	$	%	$	%
Revenues:
Products	$41,208	$45,019	$118,417	$133,371	$(3,811)	(8.5)%	$(14,954)	(11.2)%
Services	2,922	1,872	8,171	4,326	1,050	56.1%	3,845	88.9%
Net investment income (loss)	(1)	—	(3)	—	(1)	(100.0)%	(3)	(100.0)%
Total revenues	44,129	46,891	126,585	137,697	(2,762)	(5.9)%	(11,112)	(8.1)%
Cost of products sold	40,381	43,738	116,678	129,425	(3,357)	(7.7)%	(12,747)	(9.8)%
Health care costs	936	612	2,428	995	324	52.9%	1,433	144.0%
Operating expenses	757	814	2,445	2,145	(57)	(7.0)%	300	14.0%
Operating expenses as a % of total revenues	1.7%	1.7%	1.9%	1.6%
Operating income	$2,055	$1,727	$5,034	$5,132	$328	19.0%	$(98)	(1.9)%
Operating income as a % of total revenues	4.7%	3.7%	4.0%	3.7%
Adjusted operating income (1)	$2,204	$1,878	$5,482	$5,452	$326	17.4%	$30	0.6%
Adjusted operating income as a % of total revenues	5.0%	4.0%	4.3%	4.0%
Revenues (by distribution channel):
Pharmacy network (2)	$24,136	$27,981	$66,448	$83,050	$(3,845)	(13.7)%	$(16,602)	(20.0)%
Mail & specialty (3)	17,214	17,004	52,127	50,378	210	1.2%	1,749	3.5%
Other	2,780	1,906	8,013	4,269	874	45.9%	3,744	87.7%
Net investment income (loss)	(1)	—	(3)	—	(1)	(100.0)%	(3)	(100.0)%
Pharmacy claims processed (4)	484.1	579.6	1,418.2	1,743.5	(95.5)	(16.5)%	(325.3)	(18.7)%
Generic dispensing rate (4)	86.8%	87.5%	87.8%	88.1%
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

Commentary - Three Months Ended September 30, 2024 vs. 2023

Revenues
•Total revenues decreased $2.8 billion, or 5.9%, in the three months ended September 30, 2024 compared to the prior year primarily driven by the previously announced loss of a large client and continued pharmacy client price improvements. These decreases were partially offset by pharmacy drug mix, increased contributions from the Company’s health care delivery assets and growth in specialty pharmacy.

Operating expenses
•Operating expenses in the Health Services segment include selling, general and administrative expenses; and depreciation and amortization expense.
•Operating expenses decreased $57 million, or 7.0%, in the three months ended September 30, 2024 compared to the prior year. Operating expenses as a percentage of total revenues remained consistent at 1.7% in both the three months ended September 30, 2024 and 2023.

Adjusted operating income
•Adjusted operating income increased $326 million, or 17.4%, in the three months ended September 30, 2024 compared to the prior year primarily driven by improved purchasing economics, partially offset by continued pharmacy client price improvements and the previously announced loss of a large client.
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
•Pharmacy claims processed decreased 16.5% on a 30-day equivalent basis in the three months ended September 30, 2024 compared to the prior year, reflecting the previously announced loss of a large client.

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
•The Health Services segment’s generic dispensing rate decreased to 86.8% in the three months ended September 30, 2024 compared to 87.5% in the prior year. The decrease was primarily driven by an increase in GLP-1 pharmacy claims in the three months ended September 30, 2024 compared to the prior year.

Commentary - Nine Months Ended September 30, 2024 vs. 2023

Revenues
•Total revenues decreased $11.1 billion, or 8.1%, in the nine months ended September 30, 2024 compared to the prior year primarily driven by the previously announced loss of a large client and continued pharmacy client price improvements. These decreases were partially offset by pharmacy drug mix, increased contributions from the Company’s health care delivery assets, including the acquisitions of Oak Street Health and Signify Health, as well as growth in specialty pharmacy.

Operating expenses
•Operating expenses increased $300 million, or 14.0%, in the nine months ended September 30, 2024 compared to the prior year primarily due to operating expenses associated with Oak Street Health, including the amortization of acquired intangible assets.

Adjusted operating income
•Adjusted operating income increased slightly in the nine months ended September 30, 2024 compared to the prior year primarily driven by improved purchasing economics, largely offset by continued pharmacy client price improvements and the previously announced loss of a large client.

Pharmacy claims processed
•The Company’s pharmacy claims processed decreased 18.7% on a 30-day equivalent basis in the nine months ended September 30, 2024 compared to the prior year, reflecting the previously announced loss of a large client.

Generic dispensing rate
•The Health Services segment’s generic dispensing rate decreased to 87.8% in the nine months ended September 30, 2024 compared to 88.1% in the prior year. The decrease was primarily driven by an increase in GLP-1 pharmacy claims in the nine months ended September 30, 2024 compared to the prior year.

Pharmacy & Consumer Wellness Segment

The following table summarizes the Pharmacy & Consumer Wellness segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2024 vs 2023		Nine Months Ended September 30, 2024 vs 2023
In millions, except percentages	2024	2023	2024	2023	$	%	$	%
Revenues:
Products	$31,823	$28,043	$89,195	$83,442	$3,780	13.5%	$5,753	6.9%
Services	600	831	1,791	2,140	(231)	(27.8)%	(349)	(16.3)%
Net investment income (loss)	—	(2)	—	(4)	2	100.0%	4	100.0%
Total revenues	32,423	28,872	90,986	85,578	3,551	12.3%	5,408	6.3%
Cost of products sold	26,032	22,797	72,627	67,301	3,235	14.2%	5,326	7.9%
Operating expenses	4,860	4,753	14,536	14,540	107	2.3%	(4)	—%
Operating expenses as a % of total revenues	15.0%	16.5%	16.0%	17.0%
Restructuring charges	$747	$—	$747	$—	$747	100.0%	$747	100.0%
Loss on assets held for sale	—	—	—	349	—	—%	(349)	(100.0)%
Operating income	784	1,322	3,076	3,388	(538)	(40.7)%	(312)	(9.2)%
Operating income as a % of total revenues	2.4%	4.6%	3.4%	4.0%
Adjusted operating income (1)	$1,596	$1,389	$4,016	$3,936	$207	14.9%	$80	2.0%
Adjusted operating income as a % of total revenues	4.9%	4.8%	4.4%	4.6%
Revenues (by major goods/service lines):
Pharmacy	$26,666	$22,977	$73,463	$67,371	$3,689	16.1%	$6,092	9.0%
Front Store	5,196	5,371	15,847	16,597	(175)	(3.3)%	(750)	(4.5)%
Other	561	526	1,676	1,614	35	6.7%	62	3.8%
Net investment income (loss)	—	(2)	—	(4)	2	100.0%	4	100.0%
Prescriptions filled (2)	431.6	407.1	1,269.6	1,217.6	24.5	6.0%	52	4.3%
Same store sales increase (decrease): (3)
Total	15.5%	8.8%	9.1%	10.4%
Pharmacy	19.5%	11.9%	12.1%	13.0%
Front Store	(1.1)%	(2.2)%	(2.5)%	1.6%
Prescription volume (2)	9.1%	2.7%	7.1%	3.7%
Generic dispensing rate (2)	88.2%	88.3%	89.5%	89.1%
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

Commentary - Three Months Ended September 30, 2024 vs. 2023

Revenues
•Total revenues increased $3.6 billion, or 12.3%, in the three months ended September 30, 2024 compared to the prior year primarily driven by increased prescription volume, including increased contributions from vaccines, and pharmacy drug mix. These increases were partially offset by continued pharmacy reimbursement pressure, the impact of recent generic introductions and decreased front store volume, including the impact of a decrease in store count.
•Pharmacy same store sales increased 19.5% in the three months ended September 30, 2024 compared to the prior year. The increase was primarily driven by the 9.1% increase in pharmacy same store prescription volume on a 30-day equivalent basis, including increased contributions from vaccines, and pharmacy drug mix. These increases were partially offset by continued pharmacy reimbursement pressure and the impact of recent generic introductions.
•Front store same store sales decreased 1.1% in the three months ended September 30, 2024 compared to the prior year. The decrease was primarily due to general softening of consumer demand compared to the prior year.

Operating expenses
•Operating expenses in the Pharmacy & Consumer Wellness segment include payroll, employee benefits and occupancy costs associated with the segment’s stores and pharmacy fulfillment operations; selling expenses; advertising expenses; depreciation and amortization expense and certain administrative expenses.
•Operating expenses increased $107 million, or 2.3%, in the three months ended September 30, 2024 compared to the prior year primarily driven by the absence of gains from anti-trust legal settlements recorded in the three months ended September 30, 2023, as well as increased investments in the segment’s operations and capabilities. These increases were partially offset by the impact of the decrease in store count.

Restructuring charges
•During the three months ended September 30, 2024, the Company recorded $747 million of restructuring charges related to the write-down of operating lease right-of-use assets and property and equipment in connection with the Company’s restructuring program. See Note 2 ‘‘Restructuring Program’’ to the unaudited condensed consolidated financial statements for additional information.

Adjusted operating income
•Adjusted operating income increased $207 million, or 14.9%, in the three months ended September 30, 2024 compared to the prior year primarily driven by increased prescription volume, including increased contributions from vaccinations, as well as improved drug purchasing. These increases were partially offset by continued pharmacy reimbursement pressure and decreased front store volume in the three months ended September 30, 2024.
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
•Prescriptions filled increased 6.0% on a 30-day equivalent basis in the three months ended September 30, 2024 compared to the prior year primarily driven by increased utilization.

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
•The Pharmacy & Consumer Wellness segment’s generic dispensing rate remained relatively consistent at 88.2% in the three months ended September 30, 2024 compared to 88.3% in the prior year.

Commentary - Nine Months Ended September 30, 2024 vs. 2023

Revenues
•Total revenues increased $5.4 billion, or 6.3%, in the nine months ended September 30, 2024 compared to the prior year primarily driven by increased prescription volume, including increased contributions from vaccinations, as well as pharmacy drug mix. These increases were partially offset by continued pharmacy reimbursement pressure, the impact of recent generic introductions and decreased front store volume, including the impact of a decrease in store count and lower contributions from COVID-19 over-the-counter (“OTC”) test kits since the expiration of the public health emergency in May 2023.
•Pharmacy same store sales increased 12.1% in the nine months ended September 30, 2024 compared to the prior year. The increase was primarily driven by the 7.1% increase in pharmacy same store prescription volume on a 30-day equivalent basis, including increased contributions from vaccines, and pharmacy drug mix. These increases were partially offset by continued pharmacy reimbursement pressure and the impact of recent generic introductions.
•Front store same store sales decreased 2.5% in the nine months ended September 30, 2024 compared to the prior year. The decrease was primarily due to general softening of consumer demand and lower contributions from COVID-19 OTC test kits compared to the prior year.

Operating expenses
•Operating expenses remained relatively consistent in the nine months ended September 30, 2024 compared to the prior year. The impact of the decrease in store count was largely offset by the absence of gains from anti-trust legal settlements described above and increased investments in the segment’s operations and capabilities.

Restructuring charges
•During the nine months ended September 30, 2024, the Company recorded $747 million of restructuring charges related to the write-down of operating lease right-of-use assets and property and equipment in connection with the Company’s restructuring program. See Note 2 ‘‘Restructuring Program’’ to the unaudited condensed consolidated financial statements for additional information.

Loss on assets held for sale
•During the nine months ended September 30, 2023, the Company recorded a $349 million loss on assets held for sale related to the write-down of its LTC business.

Adjusted operating income
•Adjusted operating income increased $80 million, or 2.0%, in the nine months ended September 30, 2024 compared to the prior year primarily driven by increased prescription volume, including increased contributions from vaccinations, as well as improved drug purchasing. These increases were partially offset by continued pharmacy reimbursement pressure and decreased front store volume, including lower contributions from COVID-19 OTC test kits.

Prescriptions filled
•Prescriptions filled increased 4.3% on a 30-day equivalent basis in the nine months ended September 30, 2024 compared to the prior year primarily driven by increased utilization.

Generic dispensing rate
•The Pharmacy & Consumer Wellness segment’s generic dispensing rate increased to 89.5% in the nine months ended September 30, 2024 compared to 89.1% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by the impact of new generic drug introductions and the Company’s ongoing efforts to encourage plan members to use generic drugs when they are available and clinically appropriate.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2024 vs 2023		Nine Months Ended September 30, 2024 vs 2023
In millions, except percentages	2024	2023	2024	2023	$	%	$	%
Revenues:
Premiums	$11	$12	$36	$38	$(1)	(8.3)%	$(2)	(5.3)%
Services	3	1	7	5	2	200.0%	2	40.0%
Net investment income	128	92	325	333	36	39.1%	(8)	(2.4)%
Total revenues	142	105	368	376	37	35.2%	(8)	(2.1)%
Cost of products sold	—	—	—	1	—	—%	(1)	(100.0)%
Health care costs	49	61	142	163	(12)	(19.7)%	(21)	(12.9)%
Operating expenses	449	507	1,539	1,538	(58)	(11.4)%	1	0.1%
Restructuring charges	422	11	422	507	411	3,736.4%	(85)	(16.8)%
Operating loss	(778)	(474)	(1,735)	(1,833)	(304)	(64.1)%	98	5.3%
Adjusted operating loss (1)	(329)	(347)	(996)	(982)	18	5.2%	(14)	(1.4)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended September 30, 2024 vs. 2023

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues increased $37 million, or 35.2% in the three months ended September 30, 2024 compared to the prior year primarily driven by an increase in net investment income.

Restructuring charges
•During the three months ended September 30, 2024, the Company recorded $422 million of restructuring charges. During the three months ended September 30, 2023, the Company recorded an $11 million restructuring charge. See Note 2 ‘‘Restructuring Program’’ to the unaudited condensed consolidated financial statements for additional information.

Adjusted operating loss
•Adjusted operating loss decreased $18 million, or 5.2% in the three months ended September 30, 2024 compared to the prior year.

Commentary - Nine Months Ended September 30, 2024 vs. 2023

Revenues
•Total revenues decreased $8 million, or 2.1%, in the nine months ended September 30, 2024 compared to the prior year primarily driven by a slight decrease in net investment income, reflecting lower average invested assets compared to the prior year, largely offset by favorable average investment yields compared to the prior year.

Restructuring charges
•During the nine months ended September 30, 2024, the Company recorded $422 million of restructuring charges. During the nine months ended September 30, 2023, the Company recorded $507 million of restructuring charges.

Adjusted operating loss
•Adjusted operating loss increased $14 million, or 1.4%, in the nine months ended September 30, 2024 compared to the prior year.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of September 30, 2024, the Company had approximately $6.9 billion in cash and cash equivalents, approximately $1.2 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash during the nine months ended September 30, 2024 and 2023 was as follows:

	Nine Months Ended September 30,		Change
In millions, except percentages	2024	2023	$	%
Net cash provided by operating activities	$7,247	$16,062	$(8,815)	(54.9)%
Net cash used in investing activities	(7,066)	(19,647)	12,581	64.0%
Net cash provided by (used in) financing activities	(1,566)	3,655	(5,221)	(142.8)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,385)	$70	$(1,455)	(2,078.6)%

Commentary

•Net cash provided by operating activities decreased by $8.8 billion in the nine months ended September 30, 2024 compared to the prior year. The decrease was primarily due to the early receipt of the October 2023 CMS payment of $5.2 billion in the prior year and the impact of Medicare utilization, partially offset by the timing of cash receipts and payments.
•Net cash used in investing activities decreased by $12.6 billion in the nine months ended September 30, 2024 compared to the prior year primarily due to the acquisitions of Oak Street Health in May 2023 and Signify Health in March 2023, partially offset by higher net purchases of investments.
•Net cash used in financing activities was $1.6 billion in the nine months ended September 30, 2024 compared to net cash provided by financing activities of $3.7 billion in the prior year. The change in cash provided by (used in) financing activities primarily related to proceeds from the issuance of approximately $10.9 billion of long-term senior notes in the prior year, as well as higher share repurchases during the nine months ended September 30, 2024 compared to the prior year, partially offset by proceeds from the issuance of $5.0 billion of long-term senior notes in the nine months ended September 30, 2024.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company had $800 million of commercial paper outstanding at a weighted average interest rate of 5.00% as of September 30, 2024. In connection with its commercial paper program, the Company maintains a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2027, a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2028, and a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2029. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of September 30, 2024, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

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

Federal Home Loan Bank of Boston
A subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of September 30, 2024 was approximately $1.1 billion. As of September 30, 2024, there were no outstanding advances from the FHLBB.

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

Debt Covenants

The Company’s back-up revolving credit facilities, term loan agreement and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of September 30, 2024, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of September 30, 2024, the Company’s long-term debt was rated “Baa2” by Moody’s Investor Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “P-2” by Moody’s and “A-2” by S&P. In August 2024, Moody’s and S&P changed their outlook on the Company’s long-term debt from “Stable” to “Negative.” Subsequently, in October 2024, Moody’s placed the Company’s commercial paper program and long-term debt ratings on review for downgrade. In assessing the Company’s credit strength, the Company believes that both Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies, as well as its consolidated balance sheet, its historical acquisition activity and other financial information, including the Company’s expectations for full year earnings and cash flows. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot predict the future actions of Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Programs

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of September 30, 2024
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the nine months ended September 30, 2024 and 2023, the Company repurchased an aggregate of 39.7 million shares of common stock for approximately $3.0 billion and an aggregate of 22.8 million shares of common stock for approximately $2.0 billion, respectively, both pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below.

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

Goodwill

During the fourth quarter of 2023, the Company performed its required annual impairment test of goodwill. The results of the impairment test indicated that there was no impairment of goodwill as of the testing date. During 2024, the Government reporting unit within the Health Care Benefits segment has experienced continued elevated utilization pressure in Medicare and higher than expected acuity following the resumption of member redeterminations in Medicaid, which have resulted in higher medical benefit ratios and lower gross margins than those originally estimated when the prior year annual goodwill impairment test was performed. In addition, during the third quarter of 2024, the Company established premium deficiency reserves of $766 million and $28 million, related to its Medicare and Medicaid product lines, respectively, as further described in Note 1 ‘‘Significant Accounting Policies’’ to the unaudited condensed consolidated financial statements. Upon assessment of the impact of these factors on the Company’s year-to-date 2024 results and its expectations for the full year, the Company determined there were indicators that the Government reporting unit’s goodwill may be impaired, and accordingly, performed an interim goodwill impairment test during the third quarter of 2024. The results of the impairment test showed that the fair value of the Government reporting unit exceeded its carrying value by approximately 10%, therefore there was no impairment of goodwill as of the interim testing date.

The fair value of the Company’s reporting units is estimated using a combination of a discounted cash flow method and a market multiple method. The determination of the fair value of the reporting units requires the Company to make significant assumptions and estimates. These assumptions and estimates primarily include the selection of appropriate peer group companies; control premiums and valuation multiples appropriate for acquisitions in the industries in which the Company competes; discount rates; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, income taxes, capital expenditures and future working capital requirements. When determining these assumptions and preparing these estimates, the Company considers each reporting unit’s historical results and current operating trends; consolidated revenues, profitability and cash flow results and forecasts; and industry trends. The Company’s estimates can be affected by a number of factors, including general economic and regulatory conditions; the risk-free interest rate environment; the Company’s market capitalization; efforts of customers and payers to reduce costs, including their prescription drug costs, and/or increase member co-payments; the continued efforts of competitors to gain market share, consumer spending patterns and the Company’s ability to achieve its revenue growth projections and execute on its cost reduction initiatives.

Although the Company believes the financial projections used to determine the fair value of the Government reporting unit in the third quarter of 2024 were reasonable and achievable, continued utilization pressure within the Medicare product line and continued higher acuity in Medicaid may affect the Company’s ability to increase operating income in the Government reporting unit at the rate estimated when such goodwill impairment test was performed. Some of the key assumptions included in the Company’s financial projections to determine the estimated fair value of its Government reporting unit include utilization levels, changes in medical membership, revenue growth rates, operating margins and operating expense savings, including the Company’s ability to extract cost savings from labor productivity and other initiatives. The estimated fair value of the Government reporting unit is also dependent on earnings multiples of market participants in the health insurance industry, as well as the risk-free interest rate environment which impacts the discount rate used in the discounted cash flow method. As of September 30, 2024, the goodwill balance in the Government reporting unit was approximately $21.2 billion.

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

All statements addressing the future operating performance of CVS Health or any segment or any subsidiary and/or future events or developments, including, but not limited to, statements relating to the Company’s investment portfolio, operating results, cash flows and/or financial condition, statements relating to corporate strategy, statements relating to future revenue, operating income or adjusted operating income, earnings per share or adjusted earnings per share, Health Care Benefits segment business, sales results and/or trends, medical cost trends, medical membership, Medicare Part D membership, medical benefit ratios and/or operations, Health Services segment business, sales results and/or trends and/or operations, Pharmacy & Consumer Wellness segment business, sales results and/or trends and/or operations, incremental investment spending, interest expense, effective tax rate, weighted-average share count, cash flow from operations, net capital expenditures, cash available for debt repayment, statements related to possible, proposed, pending or completed acquisitions, joint ventures, investments or combinations that involve, among other things, the timing or likelihood of receipt of regulatory approvals, the timing of completion, integration synergies, net synergies and integration risks and other costs, including those related to CVS Health’s acquisitions of Oak Street Health and Signify Health, enterprise modernization, transformation, leverage ratio, cash available for enhancing shareholder value, inventory reduction, turn rate and/or loss rate, debt ratings and actions taken by ratings agencies, the Company’s ability to attract or retain customers and clients, store development and/or relocations, new product development, and the impact of industry and regulatory developments as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

Form 10-Q Table of Contents
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

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of September 30, 2024, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended September 30, 2024, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase programs authorized by CVS Health Corporation’s Board of Directors on November 17, 2022 and December 9, 2021. See Note 9 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 through July 31, 2024	—	$—	—	$11,500,000,143
August 1, 2024 through August 31, 2024	—	$—	—	$11,500,000,143
September 1, 2024 through September 30, 2024	—	$—	—	$11,500,000,143
	—		—

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of CVS Health Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

INDEX TO EXHIBITS

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated November 6, 2024 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	November 6, 2024	By:	/s/ Thomas F. Cowhey
Thomas F. Cowhey
Executive Vice President and Chief Financial Officer