Form 10-K
period 2024-12-31
CVS HEALTH Corp
filed 2025-02-12
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
        (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $74,072,103,405 as of June 30, 2024, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.
As of February 5, 2025, the registrant had 1,260,795,063 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following materials are incorporated by reference into this Form 10-K:
Information contained in the definitive proxy statement for CVS Health Corporation’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

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

Certain information contained in this 10-K is forward-looking within the meaning of the Reform Act or Securities and Exchange Commission (“SEC”) rules. This information includes, but is not limited to: “Outlook for 2025” of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in Item 7, “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A, “Government Regulation” included in Item 1, and “Risk Factors” included in Item 1A. In addition, throughout this 10-K and our other reports and communications, we use the following words or variations or negatives of these words and similar expressions when we intend to identify forward-looking statements:

·	Anticipates	·	Believes	·	Can	·	Continue	·	Could
·	Estimates	·	Evaluate	·	Expects	·	Explore	·	Forecast
·	Guidance	·	Intends	·	Likely	·	May	·	Might
·	Outlook	·	Plans	·	Potential	·	Predict	·	Probable
·	Projects	·	Seeks	·	Should	·	View	·	Will

All statements addressing the future operating performance of CVS Health or any segment or any subsidiary and/or future events or developments, including, but not limited to, statements relating to the Company’s investment portfolio, operating results, cash flows and/or financial condition, statements relating to corporate strategy, statements relating to future revenue, operating income or adjusted operating income, earnings per share or adjusted earnings per share, Health Care Benefits segment business, sales results and/or trends, medical cost trends, medical membership, Medicare Part D membership, medical benefit ratios and/or operations, Health Services segment business, sales results and/or trends and/or operations, Pharmacy & Consumer Wellness segment business, sales results and/or trends and/or operations, incremental investment spending, interest expense, effective tax rate, weighted-average share count, cash flow from operations, net capital expenditures, cash available for debt repayment, statements related to possible, proposed, pending or completed acquisitions, joint ventures, investments or combinations that involve, among other things, the timing or likelihood of receipt of regulatory approvals, the timing of completion, integration synergies, net synergies and integration risks and other costs, enterprise modernization, transformation, leverage ratio, cash available for enhancing shareholder value, inventory reduction, turn rate and/or loss rate, debt ratings and actions taken by ratings agencies, the Company’s ability to attract or retain customers and clients, store development and/or relocations, new product development, and the impact of industry and regulatory developments, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

PART I

Item 1. Business.

Overview

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading health solutions company building a world of health around every consumer it serves and connecting care so that it works for people wherever they are. As of December 31, 2024, we had more than 9,000 retail locations, more than 1,000 walk-in and primary care medical clinics, a leading pharmacy benefits manager with approximately 90 million plan members and expanding specialty pharmacy solutions, and a dedicated senior pharmacy care business serving more than 800,000 patients per year. We serve an estimated more than 36 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). We are creating new sources of value through our integrated model allowing us to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

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

Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers, serving an estimated more than 36 million people as of December 31, 2024. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s primary customers, its members, primarily access the segment’s products and services through employer groups, government-sponsored plans or individually. The Health Care Benefits segment also serves customers who purchase products and services that are ancillary to its health insurance products.

Health Care Benefits Products and Services

The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk of medical and dental care costs) as “ASC.” Health Care Benefits segment products and services consist of the following:

•Commercial Medical: The Health Care Benefits segment offers point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit (“Indemnity”) plans. Commercial medical products also include health savings accounts (“HSAs”) and consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs). Principal products and services are targeted specifically to large multi-site national, mid-sized and small employers, individual insureds and expatriates. The Company offers medical stop loss insurance coverage for certain employers who elect to self-insure their health benefits. Under medical stop loss insurance products, the Company assumes risk for costs associated with large individual claims and/or aggregate loss experience within an employer’s plan above a pre-set annual threshold. The segment also has a portfolio of additional health products and services that complement its medical products such as dental plans, behavioral health and employee assistance products, provider network access and vision products. The Company sold Insured plans directly to individual consumers through the individual public health insurance exchanges (“Public Exchanges”) in 17 states as of December 31, 2024.
•Government Medical: In select geographies, the Health Care Benefits segment offers Medicare Advantage plans, Medicare Supplement plans and prescription drug coverage for Medicare beneficiaries; participates in Medicaid and subsidized Children’s Health Insurance Programs (“CHIP”); and participates in demonstration projects for members who are eligible for both Medicare and Medicaid (“Duals”). These Government Medical products are further described below:
•Medicare Advantage: Through annual contracts with the U.S. Centers for Medicare & Medicaid Services (“CMS”), the Company offers HMO and PPO products for eligible individuals in certain geographic areas through the Medicare Advantage program. Members typically receive enhanced benefits over traditional fee-for-service Medicare coverage (“Original Medicare”), including reduced cost-sharing for preventive care, vision and other services. The Company offered network-based HMO and/or PPO plans in 46 states and Washington, D.C. in 2024. For certain qualifying employer groups, the Company offers Medicare PPO products nationally. When combined with the Company’s PDP product, these national PPO plans form an integrated national Insured Medicare product for employers that provides medical and pharmacy benefits.
•Medicare PDP: The Company is a national provider of drug benefits under the Medicare Part D prescription drug program. All Medicare eligible individuals are eligible to participate in this voluntary prescription drug plan. Members typically receive coverage for certain prescription drugs, usually subject to a deductible, co-insurance and/or co-payment. The Company offered PDP plans in all 50 states and Washington, D.C. in 2024.
•Medicare Supplement: For certain Medicare eligible members, the Company offers supplemental coverage for certain health care costs not covered by Original Medicare. The products included in the Medicare Supplement portfolio help to cover some of the gaps in Original Medicare, and include coverage for Medicare deductibles and coinsurance amounts. The Company offered a wide selection of Medicare Supplement products in 49 states and Washington, D.C. in 2024.
•Medicaid and CHIP: The Company offers health care management services to individuals eligible for Medicaid and CHIP under multi-year contracts with government agencies in various states that are subject to annual appropriations. CHIP are state-subsidized insurance programs that provide benefits for families with uninsured children. The Company offered these services on an Insured or ASC basis in 16 states in 2024.
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

Health Care Benefits Provider Networks

The Company contracts with physicians, hospitals and other providers for services they provide to the Company’s members. The Company uses a variety of techniques designed to help encourage appropriate utilization of medical services (“utilization”) and maintain affordability of quality coverage. In addition to contracts with providers for negotiated rates of reimbursement, these techniques include creating risk sharing arrangements that align economic incentives with providers, the development and implementation of guidelines for the appropriate utilization and the provision of data to providers to enable them to improve health care quality. At December 31, 2024, the Company’s underlying nationwide provider network had approximately 1.9 million participating providers. Other providers in the Company’s provider networks also include laboratory, imaging, urgent care and other freestanding health facilities.

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

Aetna Life Insurance Company (“ALIC”), a wholly-owned subsidiary of the Company, has received nationwide NCQA PPO Health Plan accreditation. As of December 31, 2024, all of the Company’s Commercial HMO and all of ALIC’s PPO members who were eligible participated in HMOs or PPOs that are accredited by the NCQA.

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

The Company also offers quality and outcome measurement programs, quality improvement programs and health care data analysis systems to providers and purchasers of health care services.

Health Care Benefits Information Systems

The Health Care Benefits segment currently operates and supports an end-to-end suite of information technology platforms to support member engagement, enrollment, health benefit administration, care management, service operations, financial reporting and analytics. Platforms are supported by an integration layer to facilitate the transfer of real-time data. There is continued focus and investment in enterprise data platforms, cloud capabilities, digital products to offer innovative solutions and a seamless experience to the Company’s members through mobile and web channels. The Company is making concerted investments in emerging technology capabilities such as artificial intelligence (“AI”) to further automate, augment and improve its operational capabilities, and to improve the experience for providers, patients, and consumers. The Health Care Benefits segment is utilizing the full breadth of the Company’s assets to build enterprise technology that will help guide our members through their health care journey, provide them a high level of service, enable healthier outcomes and encourage them to take next best actions to lead healthier lives.

Health Care Benefits Customers

Medical membership is dispersed throughout the U.S., and the Company also serves medical members in certain countries outside the U.S. The Company offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, many of which are available nationwide. The Company markets its products and services to employer groups, individuals, college students, part-time and hourly workers, health plans, providers, governmental units, government-sponsored plans, labor groups and expatriates. For additional information on medical membership, see “Health Care Benefits Segment” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) included in Item 7 of this 10-K.

The Company markets both Commercial Insured and ASC products and services primarily to employers that sponsor the Company’s products for the benefit of their employees and their employees’ dependents. Frequently, larger employers offer employees a choice among coverage options from which the employee makes his or her selection during a designated annual open enrollment period. Typically, employers pay all of the monthly premiums to the Company and, through payroll deductions, obtain reimbursement from employees for a percentage of the premiums that is determined by each employer. Some Health Care Benefits products are sold directly to employees of employer groups on a fully employee-funded basis. In some cases, the Company bills the covered individual directly. The Company also sells Insured plans directly to individual consumers in certain geographies through the Public Exchanges.

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

The U.S. federal government is a significant customer of the Health Care Benefits segment through contracts with CMS for coverage of Medicare-eligible individuals and federal employee-related benefit programs. Other than the contracts with CMS, the Health Care Benefits segment is not dependent upon a single customer or a few customers the loss of which would have a significant effect on the earnings of the segment. The loss of business from any one or a few independent brokers or agents would not have a material adverse effect on the earnings of the Health Care Benefits segment. Health Care Benefits segment revenues from the federal government accounted for 18% of the Company’s consolidated total revenues in 2024, 2023 and 2022. Contracts with CMS for coverage of Medicare-eligible individuals in the Health Care Benefits segment accounted for approximately 74%, 73% and 74%, respectively, of the Company’s consolidated revenues from the federal government in 2024, 2023 and 2022.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of 4 or higher (out of 5) to qualify for bonus payments. CMS released the Company’s 2025 star ratings in October 2024. The Company’s 2025 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2026. Based on the Company’s membership at December 31, 2024, 88% of the Company’s Medicare Advantage members were in plans with 2025 star ratings of at least 4.0 stars, compared to 91% of the Company’s Medicare Advantage members being in plans with 2024 star ratings of at least 4.0 stars based on the Company’s membership at December 31, 2023.

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

Health Care Benefits Seasonality

The Health Care Benefits segment’s quarterly operating income progression is impacted by (i) the seasonality of benefit costs which generally increase during the year as Insured members progress through their annual deductibles and out-of-pocket expense limits, (ii) continued changes in product mix between Commercial and Government medical membership and (iii) the seasonality of operating expenses, which are generally the highest during the fourth quarter due primarily to spending to support readiness for the start of the upcoming plan year and marketing associated with Medicare annual enrollment. The Health Care Benefit segment’s quarterly operating income progression may be impacted by exogenous factors, which include regulatory or legal changes, as well as shifting care patterns.

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

The Health Care Benefits segment’s ASC plans compete primarily with other large commercial health care benefit insurance companies, numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association and TPAs.

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

Health Services Segment

The Health Services segment provides a full range of PBM solutions, delivers health care services in its medical clinics, virtually, and in the home, and offers provider enablement solutions. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. During 2023, the Company completed the acquisition of two key health care delivery assets – Signify Health, Inc. (“Signify Health”) a leader in health risk assessments, value-based care and provider enablement services, and Oak Street Health, Inc. (“Oak Street Health”) a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients. The Company also launched CordavisTM, a wholly owned subsidiary that works directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products. The Health Services segment’s clients and customers are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care (“Managed Medicaid”) plans, CMS, plans offered on Insurance Exchanges and other sponsors of health benefit plans throughout the U.S., patients who receive care in the Health Services segment’s medical clinics, virtually or in the home, as well as Covered Entities. During the year ended December 31, 2024, the Company’s PBM filled or managed 1.9 billion prescriptions on a 30-day equivalent basis.

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

Retail Pharmacy Network Management Services
The Company maintains a national network of approximately 65,000 retail pharmacies, consisting of approximately 37,000 chain pharmacies (which include CVS pharmacy locations) and approximately 28,000 independent pharmacies, in the U.S., including Puerto Rico, the District of Columbia, Guam and the U.S. Virgin Islands. When a customer fills a prescription in a retail pharmacy, the pharmacy sends prescription data electronically to the Company from the point-of-sale. This data interfaces with the Company’s proprietary prescription management systems, which verify relevant plan member data and eligibility, while also performing a drug utilization review to help evaluate clinical appropriateness and safety and confirming that the pharmacy will receive payment for the prescription.

Specialty and Mail Order Pharmacy Services
The Company operates mail order pharmacies, specialty mail order pharmacies and retail specialty pharmacy stores in the U.S. The mail order pharmacies are used primarily for maintenance medications, while the specialty mail order pharmacies and retail specialty pharmacy stores are used for the delivery of advanced medications to individuals with chronic or genetic diseases and disorders. The Health Services segment’s plan members or their prescribers submit prescriptions or refill requests to these pharmacies, and staff pharmacists review these prescriptions and refill requests with the assistance of the Company’s prescription management systems. This review may involve communications with the prescriber and, with the prescriber’s approval when required, can result in interventions designed to help reduce cost and/or improve quality of treatment. The Health Services segment pays an administrative service fee to the Pharmacy & Consumer Wellness segment, in exchange for which the Pharmacy & Consumer Wellness segment provides pharmacy fulfillment and patient management services to support the Health Services segment’s specialty and mail order pharmacy offerings.

The Company’s mail order pharmacies and specialty mail order pharmacies have been awarded Mail Service Pharmacy and Specialty Pharmacy accreditation, respectively, from URAC. Substantially all of the Company’s specialty mail order pharmacies also have been accredited by The Joint Commission and the Accreditation Commission for Health Care (“ACHC”), which are independent, not-for-profit organizations that accredit and certify health care programs and organizations in the U.S. The ACHC accreditation includes an additional accreditation by the Pharmacy Compounding Accreditation Board, which certifies compliance with the highest level of pharmacy compounding standards, and a distinction in Rare Diseases and Orphan Drugs.

Clinical Services
The Company offers multiple clinical programs and services to help clients manage overall pharmacy and health care costs in a clinically appropriate manner. These programs are primarily designed to promote better health outcomes and to help target inappropriate medication utilization and non-adherence to medication, each of which may result in adverse medical events that negatively affect member health and client pharmacy and medical spend. These programs include utilization management (“UM”), medication management, quality assurance, adherence and counseling programs to complement the client’s plan design and clinical strategies. The Company offers an integrated strategy that aims to help decrease the potential for inappropriate opioid use while preserving access for those with genuine chronic pain needs through concurrent and retrospective claims’ review. In addition, this strategy aims to address potential fraud, waste, and abuse across multiple drug classes through surveillance and communications to prescribers and pharmacies. Core medication support products such as Pharmacy Advisor and Drug Savings Review optimize utilization through digital, phone, in-person, and provider-facing outreach to help participating plan members with certain chronic diseases to identify gaps in care, adhere to their prescribed medications, ensure efficient use of those medications, and manage their overall health conditions. The CVS Weight Management program optimizes utilization of GLP-1 medication and provides the label-recommended lifestyle support and coaching to maximize and maintain weight loss on these therapies, while addressing new indications (e.g., cardiovascular disease). The Company also has digital connectivity that helps to lower drug costs for patients by providing expanded visibility to lower cost alternatives through enhanced analytics and data sharing.

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

The Company’s clinics implement a branded and consumer-focused design to create a welcoming environment that engages patients in highly accessible, convenient locations close to where patients live, work and shop. As of December 31, 2024, the Company operated 239 centers across 27 states. During the year ended December 31, 2024, the Company’s centers provided care for approximately 500,000 patients.

In addition to its primary care centers, the Company provides enablement services to independent health systems, assisting these groups with their transition to value-based care. The Company’s customers practice value-based care primarily through two programs administered by CMS, the Accountable Care Organization (“ACO”) Realizing Equity, Access, and Community Health (“REACH”) Model (collectively, “ACO REACH”) and the Medicare Shared Savings Program (“MSSP”), under which the Company served a total of more than 1 million covered lives as of December 31, 2024.

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

In-Home Health Evaluations
As a complement to its value-based care delivery, the Company operates a large mobile network of credentialed providers in the U.S. through its Signify Health business. These credentialed providers are deployed into the home primarily to conduct in-home health evaluations (“IHEs”) and perform select diagnostic services. IHEs may also be performed virtually or at a healthcare provider facility. During the year ended December 31, 2024, the Company performed more than 3 million IHEs. While in the home, providers perform IHEs with the assistance of the Company’s longitudinal patient records and proprietary clinical workflow software with its integrated device hub. The Company’s software guides clinical workflows as well as in-home diagnostic screenings, yielding a rich patient report of hundreds of data points. The Company also offers diagnostic and preventive services and provides comprehensive medication review services while in the home. Through its IHEs, the Company creates a comprehensive, documented record of the clinical, social and behavioral needs of its health plan customers’ medically complex populations and seek to further engage them with the healthcare system.

The evaluation results of IHEs are provided to individuals’ primary care physicians. The Company believes sharing these results helps to fill gaps in care, while encouraging individuals who have not regularly visited their PCP to schedule a visit. The IHEs also provide health plans with insights into member health without taking members out of the home and contribute to health plans’ ability to effectively participate in value-based and risk-adjusted government programs such as Medicare Advantage. The data gathered during an IHE is also a resource that can be used by health plans to improve their Healthcare Effectiveness Data and Information Set (“HEDIS”) scores and Medicare Advantage star ratings.

MinuteClinic
As of December 31, 2024, the Company operated more than 900 MinuteClinic locations in the U.S. The clinics are staffed by nurse practitioners and physician assistants who utilize nationally established guidelines to deliver a variety of health care services. Payors value these clinics because they provide convenient, high-quality, cost-effective care, in many cases offering an attractive alternative to more expensive sites of care. MinuteClinic also offers virtual care services to connect customers with licensed providers to provide access to health services remotely. MinuteClinic is collaborating with the Company’s medical and pharmacy members to help meet the needs of the Company’s health plan and client plan members by offering programs that can improve member health and lower costs. MinuteClinic also maintains relationships with leading hospitals, clinics and physicians in the communities we serve to support and enhance quality, access and continuity of care.

Cordavis
The Company launched Cordavis, a wholly owned subsidiary that works directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products. Through Cordavis, the Company intends to develop a portfolio of products that will provide broader access to biosimilars in the U.S. As access to biosimilars increases, it is expected to generate more competition in the market which should lead to lower costs and result in higher savings for our clients.

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

The Company’s primary care operations rely on its value-based capitated partnerships with payors and CMS which manage and market Medicare Advantage plans across the U.S. The Company had strategic value-based relationships with over 25 different payors as of December 31, 2024, including each of the top 5 national payors by number of Medicare Advantage patients. These existing contracts and relationships and their understanding of the value of the Company’s model reduces the risk of entering into new markets as the Company typically has payor contracts before entering a new market. Maintaining, supporting and growing these relationships, particularly as the Company enters new geographies, is critical to its long-term success.

The Company’s value-based care arrangements are primarily directed at independent health systems, including community hospitals, physician practices and clinics, participating in, or seeking to participate in, ACOs or contract with Medicare Advantage plans.

The Company’s IHE operations customers are primarily Medicare Advantage health plans, making up approximately 86% of its total IHE volume. In 2024, the Company had IHE contracts with 51 health plans in the U.S., including 22 of the 50 largest Medicare Advantage plans.

Health Services Seasonality

The majority of the Health Services segment revenues, including revenues generated from its PBM services, are not seasonal in nature.

The Company’s primary care operations experience some variability depending upon the time of year in which they are measured. Typically, a significant portion of the Company’s at-risk patient growth is experienced during the first quarter, after plan enrollment selections made during the fourth quarter of the prior annual enrollment period take effect. Finally, medical costs will vary seasonally depending on a number of factors including the weather, which can be a driver of certain illnesses such as the influenza virus.

Revenues generated from the Company’s IHEs and related services are generally lowest in the fourth quarter of each calendar year. Annually, IHE customers provide a member list, which may be supplemented or amended during the year. Customers generally limit the number of times the Company may attempt to contact their members. Throughout the year, as IHEs are completed and the Company attempts to contact members, the number of members who have not received an IHE and whom the Company is still able to contact declines, typically resulting in fewer IHEs scheduled during the fourth quarter of each calendar year.

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

The Health Services segment has a significant number of competitors offering PBM services, including large, national PBM companies (e.g., Prime Therapeutics and MedImpact), PBMs owned by large national health plans (e.g., the Express Scripts business of Cigna Corporation and the Optum Rx business of UnitedHealth Group) and smaller standalone PBMs. The Health Services segment’s MinuteClinic offerings compete with retail health clinics, urgent care and primary care offices. The Company competes for provider solutions and health information technology (“HIT”) business with other large health plans and commercial health care benefit insurance companies as well as information technology companies and companies that specialize in provider solutions and HIT.

The Company’s primary care operations compete with large and medium-sized local and national providers of primary care services and health system affiliated practices, for, among other things, contracts with payors, recruitment of physicians and other medical and non-medical personnel and individual patients. Principal primary care competitors for patients and payor contracts vary considerably in type and identity by market. Because of the low barriers of entry into the primary care business and the ability of physicians to own primary care centers and/or also be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources.

The Company’s ACO operations compete with healthcare risk management providers. Key competitors are companies that work directly with providers to enable them to successfully take risk in value-based care arrangements. Some of these competitors focus on a specific function – like analytics – while others offer more comprehensive services. Some key competitors operate nationally, while other competitors are more geographically focused.

The Company’s IHE and related services operations compete with a wide variety of local and national providers of in-home, virtual and in-person diagnostic and evaluative services. Competitors include pure-play companies whose principal business is providing health risk assessments and similar services, as well as large payors, which may use a variety of different providers to perform health risk assessments across care settings or may perform some or all of their health risk assessments utilizing their own in-house capabilities.

Pharmacy & Consumer Wellness Segment

The Pharmacy & Consumer Wellness segment dispenses prescriptions in its retail pharmacies and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of December 31, 2024, the Pharmacy & Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services. During the year ended December 31, 2024, the Pharmacy & Consumer Wellness segment filled 1.7 billion prescriptions on a 30-day equivalent basis and dispensed approximately 27.2% of total retail pharmacy prescriptions in the U.S.

Pharmacy & Consumer Wellness Products and Services

A typical retail store sells prescription drugs and a wide assortment of high-quality, nationally advertised brand name and proprietary brand merchandise. Pharmacy locations may also contract with Covered Entities under the federal 340B drug pricing program. Front store categories include over-the-counter drugs, consumer health products, beauty products, personal care products and other general merchandise products. The Company purchases merchandise from numerous manufacturers and distributors. The Company believes that competitive sources are readily available for substantially all of the products carried in its retail stores and the loss of any one supplier would not likely have a material effect on the Pharmacy & Consumer Wellness segment. LTC operations include distribution of prescription drugs and related consulting and ancillary services.

Pharmacy & Consumer Wellness revenues by major product group are as follows:

	Percentage of Revenues
	2024	2023	2022
Pharmacy (1)	80.9%	78.9%	76.9%
Front store and other (2)	19.1%	21.1%	23.1%
	100.0%	100.0%	100.0%
_____________________________________________
(1)Pharmacy includes LTC sales and sales in pharmacies within Target Corporation (“Target”) and other retail stores.
(2)“Other” represents less than 11% of the “Front store and other” revenue category in all periods presented.

Pharmacy
Pharmacy revenues represented over three-fourths of Pharmacy & Consumer Wellness segment revenues in each of 2024, 2023 and 2022. The Company believes that retail pharmacy operations will continue to represent a critical part of the Company’s business due to industry demographics, e.g., an aging American population consuming a greater number of prescription drugs, prescription drugs being used more often as the first line of defense for managing illness, the introduction of new pharmaceutical products, the need for vaccinations and Medicare Part D growth. The Company believes the retail pharmacy business benefits from investment in both people and technology, as well as innovative collaborations with health plans, PBMs and providers. Given the nature of prescriptions, consumers want their prescriptions filled accurately by professional pharmacists using the latest tools and technology, and ready when promised. Consumers also need medication management programs and better information to help them get the most out of their health care dollars. To assist consumers with these needs, the Company has introduced integrated pharmacy health care services that provide an earlier, easier and more effective approach to engaging consumers in behaviors that can help lower costs, improve health and save lives.

Front Store
Front store revenues reflect the Company’s strategy of innovating with new and unique products and services, using innovative personalized marketing and adjusting the mix of merchandise to match customers’ needs and preferences. A key component of the front store strategy is the ExtraCare® card program, which is one of the largest and most successful retail loyalty programs in the U.S. The ExtraCare program allows the Company to balance marketing efforts so it can reward its best customers by providing them with automatic sale prices, customized coupons, ExtraBucks® rewards and other benefits. The Company also offers a subscription-based membership program, ExtraCare PlusTM, under which members are entitled to a suite of benefits delivered over the course of the subscription period, as well as a promotional reward that can be redeemed for future goods and services. The Company continues to launch and enhance new and exclusive brands to create unmatched offerings and deliver other unique product offerings, including a full range of high-quality proprietary brand products that are only available through CVS stores. The Company currently carries approximately 4,500 proprietary brand products, which accounted for approximately 21% of front store revenues during 2024.

On-site Pharmacies
The Company also operates a limited number of pharmacies located at client sites, which provide certain health plan members and customers with a convenient alternative for filling their prescriptions and receiving vaccinations.

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

Community Location Development

CVS Health’s community health destinations are an integral part of its ability to meet the needs of consumers and maintain its leadership position in the changing health care landscape. When paired with its rapidly expanding digital presence, the Company’s physical presence in thousands of communities across the country represents a competitive advantage by allowing it to develop deep and trusted relationships through everyday engagement in consumer health. The Company’s community health destinations have played, and will continue to play, a key role in the Company’s continued growth and success. During 2024, the Company opened 39 new locations, relocated 3 locations and closed 299 locations.

The Company’s continuous assessment of its national footprint is an essential component of competing effectively in the current health care environment. On an ongoing basis, the Company evaluates changes in population, consumer buying patterns and future health needs to assess the ability of its existing stores and locations to meet the needs of its consumers and the business. During the fourth quarter of 2021, the Company completed a strategic review of its retail business and announced its plans to reduce store density in certain locations through the closure of approximately 900 retail stores between 2022 and 2024. As of December 31, 2024, the Company had closed approximately 900 retail stores in connection with these actions.

During the third quarter of 2024, in connection with an enterprise-wide restructuring plan, the Company completed a strategic review of its retail business and determined that it plans to close an additional 271 retail stores in 2025.

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

Pharmacy & Consumer Wellness Customers

The success of the Pharmacy & Consumer Wellness segment’s businesses is dependent upon the Company’s ability to establish and maintain contractual relationships with pharmacy benefit managers and other payors on acceptable terms. Substantially all of the Pharmacy & Consumer Wellness segment’s pharmacy revenues are derived from pharmacy benefit managers, managed care organizations (“MCOs”), government funded health care programs, commercial employers and other third-party payors. No single Pharmacy & Consumer Wellness payor accounted for 10% or more of the Company’s consolidated total revenues in 2024, 2023 or 2022.

Pharmacy & Consumer Wellness Seasonality

The majority of Pharmacy & Consumer Wellness segment revenues, particularly pharmacy revenues, generally are not seasonal in nature. However, front store revenues tend to be higher during the December holiday season. In addition, both pharmacy and front store revenues are affected by the timing and severity of the cough, cold and flu season, most notably during first and fourth quarters, resulting in higher administration of vaccines during those periods. Uncharacteristic or extreme weather conditions also can adversely affect consumer shopping patterns and Pharmacy & Consumer Wellness revenues, expenses and operating results.

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

Working Capital Practices

The Company funds the growth of its businesses through a combination of cash flow from operations, commercial paper and other short-term borrowings, as well as long-term borrowings. For additional information on the Company’s working capital practices, see “Liquidity and Capital Resources” in the MD&A included in Item 7 of this 10-K. Employer groups, individuals, college students, part-time and hourly workers, health plans, providers, governmental units, government-sponsored plans (with the exception of Medicare Part D services, which are described below), labor groups and expatriates, which represent the vast majority of Health Care Benefits segment revenues, typically settle in less than 30 days. As a provider of Medicare Part D services, the Company contracts annually with CMS. Utilization of services each plan year results in the accumulation of either a receivable from or a payable to CMS. The timing of settlement of the receivable or payable with CMS takes several quarters, which impacts working capital from year to year. The majority of the Pharmacy & Consumer Wellness segment non-pharmacy revenues are paid in cash, or with debit or credit cards. Managed care organizations, pharmacy benefit managers, government funded health care programs, commercial employers and other third-party insurance programs, which represent the vast majority of the Company’s consolidated pharmacy revenues, typically settle in less than 30 days. The remainder of the Company’s consolidated pharmacy revenues are paid in cash, or with debit or credit cards.

Human Capital

Overview

At CVS Health, we share a single, clear purpose: building a world of health around every consumer. We devote significant time and attention to attract, develop and retain talent who deliver high levels of service to our customers. Our commitment includes a competitive rewards package and programs that support our diverse range of colleagues in rewarding and fulfilling careers. As of December 31, 2024, we employed over 300,000 colleagues primarily in the U.S. including in all 50 states, the District of Columbia and Puerto Rico, approximately 73% of whom were full-time.

We believe engaged colleagues produce stronger business results and are more likely to build a career with the Company. Each year we conduct engagement surveys that provide colleagues the opportunity to share opinions and experiences with respect to their role, their team, and the enterprise to help CVS Health Corporation’s Board of Directors (the “Board”) and our management identify where we can improve colleague experience. These surveys cover a broad range of topics including development and opportunities, recognition, performance, belonging, well-being, compliance, and continuous improvement. In 2024, we conducted engagement surveys in both April and September. More than 150,000 colleagues participated in each survey and overall engagement stayed consistent across surveys.

The Board, our Chief Executive Officer (“CEO”) and our Chief People Officer provide oversight of our human capital strategy, which consists of the following categories: workforce strategy; total rewards; and health, safety and environment.

Workforce Strategy

At CVS Health, our goal is to attract the most talented and qualified workforce in health care and to develop and retain a work force to support and advance our strategic priorities. We believe that our workforce strategy should be responsive to and reflect the broad and diverse communities whose health care needs we serve.

We are committed to developing a pipeline of critical skills to power CVS Health for the future. We partner with colleges and universities across many professional fields. For example, the CVS Health PharmD tuition assistance program is available to all eligible CVS Pharmacy interns. In addition, CVS Health is creating transformational solutions to workforce development through dynamic community Workforce Innovation and Talent Centers (WITCs), tailored to the specific needs of each community, incorporating education and skill development, as we help advance future leaders.

Training and development provide colleagues the support they need to perform well in their current roles while planning and preparing for future roles and career growth. Our broad training practices include updated, tech-enabled tools and keep our colleagues informed of new developments in our industry that are relevant to their roles. During the year ended December 31, 2024, our colleagues invested approximately 16 million hours in learning and development courses.

Respect is a cornerstone of our culture, and a centerpiece of our workplace strategy. To do our best when people need us the most means we strive every day to achieve the highest level of trust and respect from our colleagues, our customers, and our communities. Our Heart At Work behaviors are guiding principles for how we lead. We emphasize trust, collaboration, and innovation. Those aspects of our culture show up in our Respect Works Here campaign.

Our comprehensive and well-executed workforce practices have allowed us to be recognized as a VETSIndexes 3-Star Employer and to earn a 100 percent score on the Disability Equality Index, meaning the Company is recognized as a “Best Place to Work for Disability Inclusion”.

We disclose more information on our workforce strategy in our annual Impact Report.

Total Rewards

We strive to offer a comprehensive and competitive mix of pay and benefits to meet the varying needs of our colleagues and their families. In addition to competitive wages, the comprehensive list of programs and benefits we offer include annual bonuses, stock awards, 401(k) plans including matching company contributions, no cost comprehensive wellness screenings, tobacco cessation and weight management programs, no cost confidential counseling and no cost financial navigation support, an employee stock purchase plan, health care and insurance benefits, paid time off, flexible work schedules, family leave, dependent care resources, colleague assistance programs and tuition assistance, retiree medical access, and discount programs, among many others, depending on eligibility.

Health, Safety and Environment

We have a strong commitment to providing a safe working environment. We have implemented an environmental health and safety management system to support adherence and monitoring of programs designed to make our various business operations compliant with applicable occupational safety and health regulations and requirements. Our Health, Safety, and Environment Department oversees the implementation and adherence to programs like powered industrial truck training, materials handling and storage, selection of personal protective equipment and fall protection systems.

We utilize a Management Information System to track compliance, analyze data and concentrate on key areas of risk to reduce the chance of workplace incidents. We focus on identifying causes and improving performance when workplace incidents occur. We capture colleague observations and feedback through programs like our Behavior Based Safety and our Safety

Hazard and Awareness Reporting Program. We also engage leaders in promoting a culture of safety and measure performance through a comprehensive safety index that leverages both leading and lagging indicators. With safety task forces in place at each distribution center, we empower leaders and safety business partners to identify policies, procedures and processes that could improve their own operations.

Impact Strategy

Overview

Our Healthy 2030 impact strategy outlines how we are creating a more equitable health care system and sustainable future. It reinforces our company’s strategy and is embedded in our purpose-driven culture. Healthy 2030 is constructed through our four-pillar framework – Healthy People, Healthy Business, Healthy Community and Healthy Planet. We are focused on making a meaningful, measurable impact within each of the pillars outlined below. We believe this strategy is achievable without materially adversely affecting our operating results and/or cash flows.

Healthy People

We are building a world of health around every individual. We connect people to the care they need, put medicine and wellness within reach and drive greater affordability, simplicity, and convenience in everything we do. Whether we are increasing access to health care and services or making investments to support our communities to improve health outcomes, we are utilizing our expertise and resources to improve people’s health.

Healthy Business

We are purpose-driven – all of us. We have an opportunity to harness the power of our greatest strength - our talented and diverse workforce of more than 300,000 colleagues - to reimagine health care in America and make health care more affordable, accessible, and simpler. Together, we set high standards and hold ourselves to them. We work daily to create value for everyone who trusts and relies on us and ensure every action we take is done ethically and transparently. We support our colleagues’ education and growth with scholarships, promote and develop leadership skills through training and development courses and continue strengthening our pipeline to our workforce through job training and skill building programs in our communities. We integrate governance and partnership across our business units.

Healthy Community

We are strengthening our communities by addressing the unique barriers to improving health outcomes locally. We support organizations centering their work on heart health, mental health, women’s health, healthy aging and climate-related health impacts. We also invest in the resources needed for communities to take proactive steps toward a healthier future. This includes addressing food insecurity, improving access to workforce training and educational opportunities nationwide. When a natural disaster or other incident affects the communities where we live and work, we swiftly take action to ensure our response addresses our colleagues' and customers' evolving needs. Our colleagues are also making a difference by donating their time and talents with organizations that are meaningful to them. Together, we make a lasting impact by driving a holistic approach and collaboration across these community programs, investments, and organizations.

Healthy Planet

We continue to invest in initiatives and programs that focus on improving the health of our planet by advancing our sustainability commitments and addressing the environmental factors that contribute to poor health and exacerbation of chronic illnesses. We were one of the first companies in the world to have our net-zero targets validated by the Science-Based Targets Initiative’s (SBTi) net-zero methodology. We continue to reduce greenhouse gas emissions and source renewable energy on the path to achieving net-zero emissions across our value chain by 2050. We also drive packaging innovation and efforts to reduce unnecessary plastics and waste across the enterprise.

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

The federal, state and local laws, regulations and rules and the international laws and regulations governing the Company’s businesses, the contracts they enter into, and interpretations of those laws, regulations and rules continue to change and expand, grow more complex and become more restrictive each year. The application of these complex legal and regulatory requirements to the detailed operation of the Company’s businesses creates areas of uncertainty. Further, there are numerous proposed health care, financial services and other laws and regulations at the federal, state and international levels, some of which could adversely affect the Company’s businesses if they are enacted. The Company cannot predict whether pending or future federal, state or international legislation or court proceedings will change aspects of how it operates in the specific markets in which it competes or the health care industry generally, but if changes occur, the impact of any such changes could have a material adverse impact on the Company’s businesses, operating results, cash flows and/or stock price. Possible regulatory or legislative changes include the federal or one or more state governments fundamentally restructuring the Commercial, Medicare or Medicaid marketplace; reducing payments to the Company in connection with Medicare, Medicaid, dual eligible or special needs programs; increasing its involvement in drug reimbursement, pricing, purchasing, and/or importation; or changing the laws governing PBMs.

The Company has internal control policies and procedures and conducts training and compliance programs for its employees to help prevent, detect and correct prohibited practices. However, if the Company’s employees or agents fail to comply with applicable laws governing its operations, it may face investigations, prosecutions and other legal proceedings and actions that could result in civil penalties, administrative remedies and criminal sanctions, and any such action could result in reputational harm. Any failure or alleged failure to comply with applicable laws and regulations summarized below, or any adverse applications or interpretations of, or changes in, the laws and regulations affecting the Company and/or its businesses, could have a material adverse effect on the Company’s operating results, financial condition, cash flows and/or stock price. See Item 1A of this 10-K, “Risk Factors—Risks from Changes in Public Policy and Other Legal and Regulatory Risks,” and Item 3 of this 10-K, “Legal Proceedings,” for further information.

The Company can give no assurance that its businesses, financial condition, operating results and/or cash flows will not be materially adversely affected, or that the Company will not be required to materially change its business, practices or strategy, based on: (i) future enactment of new health care or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations described in this Government Regulation section, as they may relate to one or more of the Company’s businesses, one or more of the industries in which the Company competes and/or the health care industry generally; (iii) pending or future federal or state governmental investigations of one or more of the Company’s businesses, one or more of the industries in which the Company competes and/or the health care industry generally; (iv) pending or future government audits, investigations or enforcement actions against the Company; or (v) adverse developments in pending or future legal proceedings against or affecting the Company, including qui tam lawsuits, or affecting one or more of the industries in which the Company competes and/or the health care industry generally.

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

The AKS prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made in whole or in part under federal health care programs, such as Medicare and Medicaid. Some court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. Certain of the Company’s programs involve arrangements with payments intended to influence behavior relative to Medicare and other federal health care program beneficiaries, including risk sharing and “gainsharing” arrangements. While there is no fixed definition of a gainsharing arrangement, the term typically refers to an arrangement in which a share of cost savings for patient care attributable in part to a physician’s efforts are shared with the physician. The Office of the Inspector General of HHS (the “OIG”) has recognized that there are legitimate interests in enlisting physicians in effort to reduce unnecessary costs from the health care system and, if appropriately structured, such gainsharing arrangements should not violate the AKS. Effective in early 2021, CMS and the OIG established new safe harbors that protect certain value-based arrangements, and the Company has integrated its understanding of these safe harbors into its new and existing programs.

The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing “designated health services” (“DHS”) from referring Medicare patients to such entities for the furnishing of DHS, unless an exception applies. The Stark Law prohibits any entity providing DHS that has received a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. Similarly, the Stark Law prohibits an entity from “furnishing” DHS to another entity with which it has a financial relationship when that entity bills for the service. The prohibition applies regardless of the reasons for the financial relationship and the referral. Unlike the AKS, the Stark Law is a strict liability statute where unlawful intent need not be demonstrated. Although uncertainty exists, some federal agencies and some courts have taken the position that the Stark Law also applies to Medicaid. With respect to certain CMS innovation models in which we may participate, the OIG and CMS jointly issued waivers of the Stark Law. In early 2021, CMS established new exceptions to the Stark Law that protect certain value-based arrangements, and the Company has integrated exceptions into its processes and procedures. Various states have enacted similar laws.

Both federal and state false claims laws permit private individuals to file qui tam or “whistleblower” lawsuits on behalf of the federal or state government. Participants in the health and related benefits industry, including the Company, frequently are subject to actions under the False Claims Act or similar state laws and the Stark Law or similar state laws.

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

Although the U.S. Supreme Court dismissed a challenge to the constitutionality of the ACA and issued an opinion preserving the ACA and its consumer protections, there may be continued efforts to invalidate, modify, repeal or replace portions of it. In addition to litigation, parts of the ACA continue to evolve through the promulgation of executive orders, legislation, regulations and guidance at the federal or state level. The Company expects the ACA, including potential changes thereto, to continue to significantly impact its business operations and operating results, including pricing, medical benefit ratios (“MBRs”) and the geographies in which the Company’s products are available.

Medicare Regulation - The Company’s Medicare Advantage, PDP and other Medicare products are highly regulated by CMS. The regulations and contractual requirements applicable to the Company and other private participants in Medicare programs are complex, expensive to comply with and subject to change. Medicare regulations also have the potential to impact products and services used by Medicare beneficiaries, including services provided by Oak Street Health and Signify Health.

The provisions of the ACA significantly increased the Company’s exposure to funding and regulation of, and changes in government policy with respect to and/or funding or regulation of, the various Medicare programs in which the Company participates, including changes in the amounts payable to us under those programs and/or new reforms or surcharges on existing programs. For example, the ACA requires minimum MLRs for Medicare Advantage and Medicare Part D plans of 85%. If a Medicare Advantage or Medicare Part D contract pays minimum MLR rebates for three consecutive years, it will become ineligible to enroll new members. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years, it will be terminated by CMS. It is possible that certain Medicare Advantage contracts may not meet the 85% MLR for consecutive years.

Payments the Company receives from CMS for its Medicare Advantage and Part D businesses also are subject to risk adjustment based on the health status of the individuals enrolled. Elements of that risk adjustment mechanism continue to be challenged by the U.S. Department of Justice (the “DOJ”), the OIG and CMS itself. For example, CMS made significant changes to the structure of the hierarchical condition category model in version 28, which may impact risk adjustment factor (“RAF”) scores for a larger percentage of Medicare Advantage beneficiaries and could result in changes to beneficiary RAF scores with or without a change in the patient’s health status. CMS continuously evaluates how and where risk adjustment is captured, which from time-to-time has included the capture of diagnosis codes in home visits. A legislative or regulatory change to the ability of Medicare Advantage plans to use home visits as a means to evaluate and diagnosis their members’ health conditions, or substantial changes in the risk adjustment mechanism, including changes that result from enforcement or audit actions, could: materially affect the amount of the Company’s Medicare reimbursement; require the Company to raise prices or reduce the benefits offered to Medicare beneficiaries; impact the services provided by, or the financial performance of, Oak Street Health and Signify Health; and potentially limit the Company’s (and the industry’s) participation in the Medicare program.

The Company will continue to offer a wide range of Medicare products across the country to meet the diverse health care needs of its customers, including Individual Medicare Advantage, Group Medicare, Special Needs Plans, Medicare Supplement plans and Prescription Drug Plans.

Additionally, there is growing interest among policymakers in re-evaluating how benchmarks are constructed in Medicare Advantage compared to Medicare Fee-For-Service programs, such as MSSP and ACO REACH. Policymakers could pursue various strategies including, among other things, re-evaluating benchmark construction, risk adjustment methodology and alignment in quality measures. In addition, the CMS Innovation Center could offer new models or suspend present models that could have a material impact on the success of the Company’s ACO and Oak Street Health businesses. For example, the CMS Innovation Center could mandate or offer participation in certain models that require providers and/or risk-bearing entities to take risk for a geographic population of patients, or it could look to methodologies that infer risk, survey data and non-diagnosis-based data with potential impacts to the Company’s businesses. Uncertainties about how policymakers and CMS may re-evaluate how benchmarks are constructed in Medicare Advantage, including the future of VBC and mandatory participation, could create new considerations for the Company.

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

Going forward, the Company expects CMS, the OIG, the DOJ, other federal agencies and the U.S. Congress to continue to scrutinize closely each component of the Medicare program (including Medicare Advantage, PDPs, dual eligible plans, broker compensation and marketing, prior authorization, and provider network access and adequacy), modify the terms and requirements of the program and possibly seek to recast or limit private insurers’ roles. Any of the federal agencies noted above or U.S. Congress may also recommend changes or take additional action with respect to the way in which brokers and agents are compensated for selling our Medicare Advantage and Part D plans. For example, CMS finalized new requirements imposing limitations on the amounts and types of payments that brokers and agents can earn for marketing and enrollment services with respect to Medicare Advantage and Part D plans. The effectiveness of these requirements is currently subject to an injunction. If the injunction is lifted or CMS attempts to impose restrictions on broker and agent compensation in the future, the Company will be required to comply with the new restrictions.

In addition, the Inflation Reduction Act, enacted in August 2022 (the “IRA”) contains changes to the Part D program that took effect in 2023 and will continue to 2032 that has and will shift more of the claim liability to plans and away from the government, including a complete redesign of the Part D standard benefit effective in 2025, which may reduce the Company’s flexibility to design competitive offerings. Given the significant changes, CMS is conducting a voluntary demonstration to test whether additional premium stabilization and revised risk corridors for stand-alone PDPs increase the efficiency and economy of services for Medicare Part D members. The Company has opted to participate in the demonstration, which may be in effect for up to three years.

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

Medicaid Regulation - The Company is seeking to grow its Medicaid, dual eligible and dual eligible special needs plan businesses over the next several years. As a result, the Company is increasing its exposure to changes in government policy with respect to and/or regulation of the various Medicaid, dual eligible and dual eligible special needs plan programs in which the Company participates, including changes in the amounts payable to the Company under those programs.

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

States may also establish their own standards and use discretion in choosing what determines compliance within Medicaid contracts, including, among other provisions, standards for determining provider network adequacy, staffing, service operations, utilization management, beneficiary care management, provider support, data maintenance and reporting and claims payment. States have flexibility related to rate setting and provider network adequacy that could adversely or positively impact the Company’s Medicaid plans.

States continue to consider Medicaid expansion; however, ten states have not yet expanded and may not do so. States may opt out of the elements of the ACA requiring expansion of Medicaid coverage without losing their current federal Medicaid funding. In addition, the election of new Governors and/or state legislatures may impact states’ previous decisions regarding Medicaid expansion. Although Congress enacted incentives for states that had not yet done so to expand Medicaid, this incentive alone has not persuaded holdout states to expand.

The economic aspects of the Medicaid, dual eligible and dual eligible special needs plan business vary from state to state and are subject to frequent change. Medicaid premiums are paid by each state and differ from state to state. The federal government and certain states also are considering proposals and legislation for Medicaid and dual eligible program reforms or redesigns, including restrictions on the collection of manufacturer’s rebates on pharmaceuticals by Medicaid MCOs and their contracted PBMs, further program, population and/or geographic expansions of risk-based managed care, increasing beneficiary cost-sharing or payment levels, and changes to benefits, reimbursement, eligibility criteria (and redeterminations of eligibility), provider network adequacy requirements (including requiring the inclusion of specified high cost providers in the Company’s networks) and program structure. In some states, current Medicaid and dual eligible funding and premium revenue may not be adequate for the Company to continue program participation. The Company’s Medicaid and dual eligible contracts with states (or sponsors of Medicaid managed care plans) are subject to cancellation by the state (or the sponsors of the managed care plans) after a short notice period without cause (e.g., when a state discontinues a managed care program) or in the event of insufficient state funding.

The Company’s Medicaid, dual eligible and dual eligible special needs plan products also are heavily regulated by CMS and state Medicaid agencies, which have the right to audit the Company’s performance to determine compliance with CMS contracts and regulations. The Company’s Medicaid products, dual eligible products and CHIP contracts also are subject to complex federal and state regulations and oversight by state Medicaid agencies regarding the services provided to Medicaid enrollees, payment for those services, network requirements (including mandatory inclusion of specified high-cost providers), and other aspects of these programs, and by external review organizations which audit Medicaid plans on behalf of state Medicaid agencies. The laws, regulations and contractual requirements applicable to the Company and other participants in Medicaid and dual eligible programs, including requirements that the Company submit encounter data to the applicable state agency, are extensive, complex and subject to change. For example, in April 2024, CMS finalized the Managed Care Rule, which addresses five primary areas: (1) access in managed care, including network adequacy; (2) state directed payments; (3) medical loss ratio standards; (4) in lieu of services and settings and (5) quality and performance assessment. The Company has invested significant resources to comply with these standards, and its Medicaid and dual eligible program compliance efforts will continue to require significant resources. CMS and/or state Medicaid agencies may fine the Company, withhold payments to the Company, seek premium and other refunds, terminate the Company’s existing contracts, elect not to award the Company new contracts or not to renew the Company’s existing contracts, prohibit the Company from continuing to market and/or enroll members in or refuse to automatically assign members to one or more of the Company’s Medicaid or dual eligible products, exclude the Company from participating in one or more Medicaid or dual eligible programs and/or institute other sanctions and/or civil monetary penalties against the Company if it fails to comply with CMS or state regulations or contractual requirements. CMS has proposed requiring that health plans offering certain dual eligible programs must also offer Medicaid programs, which has resulted in the Company refraining from bidding in certain jurisdictions and could impact the Company’s ability to obtain or retain membership in its dual eligible programs.

The Company cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of the Medicaid program, nor can it predict the impact those changes will have on its business operations or operating results, but the effects could be materially adverse.

Medicare and Medicaid Audits - CMS regularly audits the Company’s performance to determine its compliance with CMS’ regulations and its contracts with CMS and to assess the quality of services it provides to Medicare Advantage and PDP beneficiaries. For example, CMS conducts risk adjustment data validation (“RADV”) audits of a subset of Medicare Advantage contracts for each contract year. Since 2011, CMS has selected certain of the Company’s Medicare Advantage contracts for various years for RADV audit, and the number of RADV audits continues to increase. The OIG also is auditing the Company’s risk adjustment data and that of other companies, and the Company expects CMS and the OIG to continue auditing risk adjustment data. The Company also has received Civil Investigative Demands (“CIDs”) from, and provided documents and information to, the Civil Division of the DOJ in connection with investigations of the Company’s identification and/or submission of diagnosis codes related to risk adjustment payments, including patient chart review processes, under Parts C and D of the Medicare program.

On January 30, 2023, CMS released the final rule concerning Part C contract-level Risk Adjustment Data Validation Audits (the “RADV Audit Rule”). The RADV Audit Rule eliminated the application of a fee-for-service adjuster (“FFS Adjuster”) in contract-level RADV audits but continued the use of extrapolation in such audits of Medicare Advantage organizations. The FFS Adjuster that was announced in 2012 was to be used by CMS to determine a permissible level of payment error. By applying the FFS Adjuster, Medicare Advantage organizations would have been liable for repayments only to the extent that their extrapolated payment errors exceeded the error rate in Original Medicare, which could have impacted the extrapolated repayments to which Medicare Advantage organizations are subject. CMS is conducting RADV audits of Medicare Advantage organizations, including the Company’s Medicare Advantage plans, for payment year 2018 and subsequent payment years and may use extrapolation without the application of a FFS Adjuster. The RADV Audit Rule may have potential adverse effects, which could be material, on the Company’s operating results, financial condition, and cash flows. CMS also has announced that it will not conduct RADV audits on all contracts; instead, it will only audit contracts it believes are at the highest risk for overpayments based on its statistical modeling. The RADV Audit Rule is subject to ongoing litigation and the outcome and future impacts are uncertain.

In addition, state Medicaid agencies regularly audit, and state Attorneys General regularly investigate, the Company’s performance across all areas of its contractual obligations to the state to determine compliance and quality of services. The Company may be subject to, among other penalties, significant fines, sanctions, corrective actions, and enrollment freezes depending on the findings of these audits and reviews. The Company’s ongoing performance and compliance with program requirements can impact our ability to expand and retain Medicaid business. State Medicaid agencies are also increasingly using the audit process to challenge the legality of PBM practices, such as guaranteed effective rate reconciliations with retail pharmacies and transmission fees.

Medicare Star Ratings - A portion of each Medicare Advantage plan’s reimbursement is tied to the plan’s “star ratings.” The star rating system considers a variety of measures adopted by CMS, including quality of preventative services, chronic illness management, compliance and overall customer satisfaction. Only Medicare Advantage plans with an overall star rating of 4 or more stars (out of 5 stars) are eligible for a quality bonus in their basic premium rates. The Company’s 2024 star ratings were used to determine which of its Medicare Advantage plans have ratings of 4 stars or higher and qualify for bonus payments in 2025. Based on the 2024 ratings, 88% of the Company’s Medicare Advantage members are in 2025 Medicare Advantage plans that are rated 4 stars or higher. Additionally, more than two out of three of the Company’s Medicare Advantage members are in a 4.5-star plan for 2025. CMS also gives PDPs star ratings that affect each PDP’s enrollment. The Company’s PDP plans were rated 3.5 stars for 2025. Medicare Advantage and PDP plans that are rated less than 3 stars for three consecutive years are subject to contract termination by CMS. CMS continues to revise its star ratings system to make it harder to achieve 4 or more stars. There can be no assurances that the Company will be successful in maintaining or improving its star ratings in future years. Accordingly, the Company’s Medicare Advantage plans may not continue to be or become eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership and/or reduce profit margins.

Medicare Payment Rates - In April 2024, CMS issued its final notice detailing final 2025 Medicare Advantage payment rates. Based on CMS’ notice, Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 3.70%, which includes a risk score trend increase of 3.86%. Risk scores vary among Medicare Advantage plans depending on the specific population served, so this increase does not represent an actual guaranteed payment increase. Without including the risk score trend increase, the 2025 rates result in an expected average decrease in revenue for the Medicare Advantage industry of 0.16%, though the rates may vary widely depending on the provider group and patient demographics. On January 10, 2025, CMS issued an advance notice detailing proposed 2026 Medicare Advantage payment rates. The 2026 Medicare Advantage rates, if finalized as proposed, will result in an expected average increase in revenue for the Medicare Advantage industry of 4.33%, which includes a risk score trend increase of 2.10%. Without including the risk score trend increase, the advance 2026 rates will result in an expected average increase in revenue for the Medicare Advantage industry of 2.23%, though the rates may vary widely depending on the provider group and patient demographics. CMS intends to publish the final 2026 rate announcement no later than April 7, 2025.

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

340B Drug Pricing Program – The 340B Drug Pricing Program, which is overseen by the HHS and the Health Resources and Services Administration (“HRSA”), allows eligible Covered Entities to purchase prescription drugs from manufacturers at a steep discount. In 2020, a number of pharmaceutical manufacturers began programs that limited Covered Entities’ participation in the program through contract pharmacies arrangements. In May 2021, HRSA sent enforcement letters to multiple manufacturers to curb these practices. In September 2021, HRSA forwarded the enforcement actions to the OIG for potential imposition of civil monetary penalties. Those enforcement actions are currently subject to ongoing litigation. In addition, several states continue to debate how pharmaceutical manufacturers must distribute and pay rebates to 340B covered entities which is currently subject to ongoing litigation.

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

The federal Health Insurance Portability and Accountability Act of 1996, as it has been amended from time to time, and the regulations issued thereunder (collectively, “HIPAA”), impose extensive requirements on the way in which health plans, providers, health care clearinghouses (known as “covered entities”) and their business associates use, disclose and safeguard protected health information (“PHI”). Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA’s privacy and security standards. In 2024, HIPAA was further amended to add additional rules requiring the safeguarding of reproductive health records. The Company is taking appropriate measures to ensure it is in compliance with the obligations created by this new rule.

In addition to HIPAA, state laws apply to the extent they are more protective of individual privacy than is HIPAA, including laws that place stricter controls on the release of information relating to specific diseases or conditions, reproductive health records and requirements to notify members of unauthorized release or use of or access to PHI. States also have adopted regulations to implement provisions of the Financial Modernization Act of 1999 (also known as the Gramm-Leach-Bliley Act (“GLBA”)) which generally require insurers, including health insurers, to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before the insurer shares such information with a non-affiliated third party. Like HIPAA, GLBA sets a “floor” standard, allowing states to adopt more stringent requirements governing privacy protection. Complying with additional state requirements requires us to make additional investments beyond those the Company has made to comply with HIPAA and GLBA.

There is also a continuing trend of states enacting more comprehensive privacy laws and regulations addressing consumer rights to data access, deletion, protection or transparency, such as the California Consumer Privacy Act (“CCPA”). States also are starting to issue regulations and proposed regulations specifically related to cybersecurity, such as the regulations issued by the New York Department of Financial Services, as well as regulating use of artificial intelligence technologies. Complying with conflicting cybersecurity regulations, which may differ from state to state, requires significant resources. In addition, differing approaches to state privacy, cybersecurity and/or artificial intelligence regulation and varying enforcement philosophies may significantly restrict the Company’s ability to standardize its products and services across state lines. Widely-reported large scale cyberattacks in the U.S. and abroad increase the likelihood that additional data security legislation will be considered by additional states or by the federal government. These legislative and regulatory developments will impact the design and operation of the Company’s businesses, its privacy and security strategy and its web-based and mobile assets.

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

Transparency in Coverage Rule - In October 2020, the HHS, the U.S. Department of Labor (“DOL”) and the U.S. Internal Revenue Service (“IRS,” and together with the HHS and DOL, the “Tri-Departments”) released a final rule, referred to as the Transparency in Coverage Rule, requiring health insurers to disclose negotiated prices of drugs, medical services, supplies and other covered items. The rule requires group health plans and health insurance issuers in the individual and group markets to disclose cost-sharing information upon request, to a participant, beneficiary, or enrollee and require plans and issuers to publicly disclose in-network provider rates, historical out-of-network allowed amounts and the associated billed charges, and negotiated rates and historical net prices for prescription drugs. Insurers are required to implement a consumer tool and disclose data in a machine readable file. The Transparency in Coverage Rule’s requirements related to prescription drug prices have yet to be implemented, but once implemented, the public disclosure of insurer- or PBM-negotiated price concessions may result in drug manufacturers lowering discounts or rebates, resulting in higher drug costs for patients and impacting the ability of the Company to negotiate drug prices and provide competitive products and services to consumers. In addition, most group health plans and issuers of group or individual health insurance coverage are required to offer an online price comparison tool allowing for personalized pricing information to their participants, beneficiaries, and enrollees, including access by phone, or in paper form, upon request. Cost estimates must be provided in real-time based on cost-sharing information that is accurate at the time of the request.

The Consolidated Appropriations Act of 2021 was signed into law in December 2020 and contains further transparency provisions requiring group health plans and health insurance issuers to report, on an annual basis, certain prescription drug costs, overall spending on health services and prescription drugs, and information about premiums and the impact of rebates and other remuneration on premiums and out-of-pocket costs to the Tri-Departments.

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

Telehealth Laws - States generally require providers providing professional health care services, whether in person or via telehealth, to a patient residing within the state to be licensed in that state. States have established a variety of licensing and other regulatory requirements around the provision of telehealth services. These requirements vary from state to state. Many states require notification of certain material events be provided to the applicable licensing agency. In addition, there are federal telehealth requirements applicable to Medicare and state program specific requirements applicable to Medicaid. The Company has established systems for ensuring that its providers are appropriately licensed under applicable state law and that their provision of telehealth service to patients with whom we interact occurs in compliance with applicable laws and regulations. Failure to comply with these laws and regulations could result in licensure actions against the providers as well as civil, criminal or administrative penalties against the providers and/or entities engaging the services of the providers.

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

The states of domicile of the Company’s regulated subsidiaries have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and HMOs based on the National Association of Insurance Commissioners’ (the “NAIC”) Risk-Based Capital for Insurers Model Act (the “RBC Model Act”). These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. The RBC Model Act sets forth the formula for calculating RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual company’s business. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. At December 31, 2024, all of the Company’s insurance and HMO subsidiaries were above the RBC level that would require regulatory action.

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

Preemption - ERISA generally preempts most state and local laws that relate to employee benefit plans, but the extent of the preemption continues to be reviewed by courts, including the U.S. Supreme Court. For example, in December 2020, the U.S. Supreme Court upheld an Arkansas law that, among other things, mandates a particular pricing methodology, establishes an appeals process for a pharmacy when the reimbursement is below the pharmacy’s acquisition cost, permits a pharmacy to reverse and rebill if they cannot procure the drug from its wholesaler at a price equal to or less than the reimbursement rate, prohibits a PBM from reimbursing a pharmacy less than the amount it reimburses an affiliate on a per unit basis, and permits a pharmacy to decline to dispense if the reimbursement is lower than the pharmacy’s acquisition cost. Subsequently, in November 2021, the U.S. Court of Appeals for the Eighth Circuit upheld a North Dakota law that regulates employer-sponsored ERISA health plans and certain PBM practices within Medicare. The U.S. Court of Appeals for the Tenth Circuit overturned a lower district court in Oklahoma and affirmed that the Oklahoma Insurance Department could not enforce a state law against PBMs that contained provisions that alter and limit some of the options that an ERISA plan can use and decided that the Oklahoma law was preempted by ERISA and, in part, by Medicare Part D. The Oklahoma Attorney General has filed a writ of certiorari with the U.S. Supreme Court to have the case heard during the next term.

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
•Imposing requirements and restrictions on the design and/or administration of pharmacy benefit plans offered by the Company’s and its clients’ health plans and/or its PBM clients and/or the services the Company provides to those clients, including prohibiting “differential” or “spread” pricing in PBM contracts; restricting or eliminating the use of formularies for prescription drugs; restricting the Company’s ability to require members to obtain drugs through a home delivery or specialty pharmacy; restricting the Company’s ability to place certain specialty or other drugs in the higher cost tiers of its pharmacy formularies; restricting the Company’s ability to make changes to drug formularies and/or clinical programs; limiting or eliminating rebates on pharmaceuticals; requiring the use of up front purchase price discounts on pharmaceuticals in lieu of rebates; restricting the Company’s ability to configure and reimburse its health plan and retail pharmacy provider networks, including use of CVS pharmacy locations; and mandating client use of PBM compensation structures based on flat, fee-for-service or "bona fide service fee" arrangements instead of value-based designs or eliminating the use of certain drug pricing methodologies.
•Broader application of state insurance- and PBM-related laws to national and multi-state plans that cover residents of that state.
•Increasing federal or state government regulation of, or involvement in, the pricing and/or purchasing of drugs, including Glucagon-like peptide 1 (“GLP-1”) drugs.
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
•Amending the Mental Health Parity and Addiction Equity Act to add additional provisions that could significantly increase compliance requirements.
•Eliminating enhanced premium tax credits, which could impact consumers ability to choose individual coverage on the Exchange.

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

International Regulation - The Company previously held insurance licenses in several foreign jurisdictions (the United Kingdom, Ireland, Singapore and Hong Kong) but these have been cancelled following the transfer of its insurance business in those jurisdictions to a third party. The Company is also in the process of closing down its remaining insurance operations outside of the Americas.

The Company’s international operations, including its remaining international insurance operations until they are closed down, are subject to different, and sometimes more stringent, legal and regulatory requirements, which vary widely by jurisdiction, including anti-corruption laws; economic sanctions laws; various privacy, insurance, tax, tariff and trade laws and regulations; corporate governance, privacy, data protection (including the EU’s General Data Protection Regulation which began to apply across the EU during 2018), data mining, data transfer, labor and employment, intellectual property, consumer protection and investment laws and regulations; discriminatory licensing procedures; compulsory cessions of reinsurance; required localization of records and funds; higher premium and income taxes; limitations on dividends and repatriation of capital; and requirements for local participation in an insurer’s ownership. In addition, the presence of operations in foreign countries potentially increases the Company’s exposure to the anti-bribery, anti-corruption and anti-money laundering provisions of U.S. law, including the FCPA, and corresponding foreign laws, including the U.K. Bribery Act 2010 (the “UK Bribery Act”).

Anti-Corruption Laws - The FCPA prohibits offering, promising or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. The Company also is subject to applicable anti-corruption laws of the jurisdictions in which it operates. In many countries outside the U.S., health care professionals are employed by the government. Therefore, the Company’s dealings with them are subject to regulation under the FCPA. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and there continues to be a heightened level of FCPA enforcement activity by the SEC and the DOJ. The UK Bribery Act is an anti-corruption law that is broader in scope than the FCPA and applies to all companies with a nexus to the United Kingdom. Disclosures of FCPA violations may be shared with the UK authorities, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions.

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

In addition, the Company requested increases in its premium rates in its Commercial Health Care Benefits business for 2025 and expects to request future increases in those rates in order to adequately price for projected medical cost trends, required expansions of coverage and rating limits, and significant assessments, fees and taxes imposed by the federal and state governments, including as a result of the ACA. The Company’s rates also must be adequate to reflect adverse selection in its products, particularly in small group Commercial products. These rate increases may be significant and thus heighten the risks of adverse publicity, adverse regulatory action and adverse selection and the likelihood that the Company’s requested premium rate increases will be denied, reduced or delayed, which could lead to operating margin compression.

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

The Company’s PBM service contracts, including those in which the Company assumes certain risks under performance guarantees or similar arrangements, are generally not subject to insurance regulation by the states. However, state departments of insurance are increasing their oversight of PBM activities due to legislation passing in nearly all states requiring PBMs to register or obtain a license with the department, authorizing agencies to conduct market conduct examinations and other audits of our licensed entities. In addition, rulemaking in a number of states expands the underlying statutory law particularly with respect to the scope of application to pharmacy appeals and reimbursement, transparency reporting, PBM compensation, network design, member cost sharing and pharmacy audits.

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

Pharmacy Pricing Legislation - Multiple states have passed legislation regulating the Company’s ability to manage pricing practices, including mandated pharmacy reimbursement rates and the collection of transmission fees. A number of states have also established MACs for generic prescription drugs. MAC methodology is a common cost management practice used by private and public payors (including CMS) to pay pharmacies for dispensing generic prescription drugs. MAC prices specify the allowable reimbursement by a PBM for a particular strength and dosage of a generic drug that is available from multiple manufacturers but sold at different prices. State legislation can regulate the disclosure of MAC prices and MAC price methodologies, the kinds of drugs that a PBM can pay for at a MAC price, and the rights of pharmacies to appeal a MAC price established by a PBM. Some states now require the PBM to reimburse a pharmacy’s actual acquisition cost. These laws could negatively affect the Company’s ability to establish MAC prices for generic drugs. Additionally, some states have passed legislation that would restrict certain types of retroactive reconciliation or recoupment from pharmacies in the network or create a reimbursement benchmark mandate, such as the national average drug acquisition cost and/or the wholesale acquisition cost (“WAC”), plus a set dispensing fee, for pharmacies in the network.

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

Accountable Care Organization Regulation - An ACO is a network of health care providers and suppliers that work together to invest in infrastructure and redesign delivery processes to attempt to achieve high quality and efficient delivery of services. Promoting accountability and coordination of care, ACOs are an alternative payment model intended to produce savings as a result of improved quality and operational efficiency. The goals of an ACO are assessed using a set of quality measures and spending benchmarks. Medicare-approved ACOs that achieve performance standards established by HHS are eligible to share in a portion of the amounts saved by the Medicare program. There are several types of ACO programs, including the MSSP and ACO REACH models. The CMS Innovation Center can add models at their discretion that have overlap implications for MSSP and ACO REACH. Overlap policies may impact risks and opportunities within the MSSP and ACO REACH models, including but not limited to attribution methodologies, inclusion and exclusion, provider overlap permissions, and model attrition. Models may be updated at any time in ways that make the model less favorable to participants, and HHS has significant discretion to determine key elements of ACO programs. Certain waivers and exceptions are available from fraud and abuse laws for ACOs. Currently, ACO REACH is set to expire at the end of 2026.

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

Historically, the medical profession has recognized an ethical prohibition against physicians (and often other providers) paying professional peers and others for referrals and fee splitting. Fee splitting generally occurs when a physician splits part of the professional fee earned from treating a referred patient with the source of the referral. Among the public policy harms that have been cited in support of fee splitting prohibitions are (a) unnecessary medical services, and (b) incompetent specialists. In response to these legitimate concerns, many states have adopted prohibitions against fee splitting. States have taken a variety of legislative approaches to fee splitting, from near complete bans, to bans with various exceptions, to no prohibition at all. Some of the prohibitions, have a broad reach and also prohibit otherwise legitimate business relationships with entities that are not health care providers, such as billing agencies or management companies.

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
•Our health care delivery businesses face unique risks
•We can provide no assurance that we will be able to compete successfully and profitably on Public Exchanges.
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
•Our risk profile is changing as we offer new products and services and expand in business areas beyond our historical businesses, and we may face increased regulatory risks related to our vertical integration strategy.
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
•We may pursue acquisitions, joint ventures, strategic alliances and other inorganic growth opportunities, as well as strategic divestitures, which may be unsuccessful, cause us to assume unanticipated liabilities, disrupt our existing businesses, be dilutive or lead us to assume significant debt, among other things.

Risks Related to Our Operations

•Failure to meet customer and investor expectations, including with respect to corporate responsibility and sustainability goals, may harm our brand and reputation, our ability to retain and grow our customer base and membership.
•A cyberattack or other information security incident could significantly disrupt our operations.
•Data governance failures or the failure or disruption of our information technology or infrastructure can adversely affect our reputation, businesses and prospects. Our use and disclosure of members’, customers’ and other constituents’ personal information is subject to complex regulations.
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

Premiums for our Insured Health Care Benefits products, which comprised 94% of our Health Care Benefits segment revenues for 2024, are priced in advance based on our forecasts of health care and other benefit costs during a fixed premium period, which is generally twelve months. These forecasts are typically developed several months before the fixed premium period begins, are influenced by historical data (and recent historical data in particular), are dependent on our ability to anticipate and detect medical cost trends and changes in our members’ behavior and health care utilization patterns and medical claim submission patterns and require a significant degree of judgment. For example, our revenue on Individual Medicare policies is based on bids submitted in June of the year before the contract year. Cost increases in excess of our projections cannot be recovered in the fixed premium period through higher premiums. As a result, our profits are particularly sensitive to the accuracy of our forecasts of the increases in health care and other benefit costs that we expect to incur and our ability to anticipate and detect medical cost trends. During periods when health care and other benefit costs, utilization and/or medical costs trends experience significant volatility and medical claim submission patterns are changing rapidly, as they did during the COVID-19 pandemic, accurately detecting, forecasting, managing, reserving and pricing for our (and our self-insured customers’) medical cost trends and incurred and future health care and other benefits costs is more challenging. There can be no assurance regarding the accuracy of the health care or other benefit cost projections reflected in our pricing, and whether our health care and other benefit costs will be affected by pandemics, disease outbreaks and other external events over which we have no control. Even relatively small differences between predicted and actual health care and other benefit costs as a percentage of premium revenues can result in significant adverse changes in our Health Care Benefits segment’s operating results.

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

A number of factors contribute to rising health care and other benefit costs, including previously uninsured members entering the health care system; Medicare members’ utilization of supplemental benefits; other changes in members’ behavior, health care utilization patterns and utilization management; turnover in our membership, health care provider and member fraud; additional government mandated benefits or other regulatory changes, including changes to or as a result of the ACA and IRA; changes in the health status of our members; the aging of the population and other changing demographic characteristics; advances in medical technology; increases in the number and cost of prescription drugs (including specialty pharmacy drugs and ultra-high cost drugs and therapies); direct-to-consumer marketing by drug manufacturers; the increasing influence of social media on our members’ health care utilization and other behaviors; the shift to a consumer-driven business model; changes in health care practices and general economic conditions (such as inflation and employment levels); increases in labor costs; pandemics, epidemics or disease outbreaks; influenza-related health care costs (which may be substantial and higher than we expected); clusters of high-cost cases; natural disasters and extreme weather events (which may increase in frequency or intensity as a result of climate change); and numerous other factors that are or may be beyond our control. For example, the length and severity of the influenza season can have an impact on health care and other benefit costs. In 2022-2023 influenza season had an earlier than average start, including as compared to the 2023-2024 influenza season; the 2020-2021 influenza season was impacted by efforts taken to reduce the spread of COVID-19; and the 2019-2020 influenza season maintained a high level of severity for a longer period of time than average. In addition, government-imposed limitations on Medicare and Medicaid reimbursements to health plans and providers have caused the private sector to bear a greater share of increasing health care and other benefits costs over time, and future amendments to the ACA that increase the uninsured population may amplify this issue.

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

Adverse economic conditions in the U.S. and abroad, including those caused by inflation, high interest rates, declines in consumer confidence, increases in unemployment and supply chain disruptions, all of which we have experienced over the last number of years, can materially and adversely impact our businesses, operating results, cash flows and financial condition, including:

•In our Health Care Benefits segment, by causing unanticipated increases and volatility in utilization of covered services, increases in fraudulent claims and disputes, changes in medical claim submission patterns and/or increases in medical unit costs and/or provider behavior as hospitals and other providers attempt to maintain revenue levels in response to economic conditions, each of which would increase our costs and limit our ability to accurately detect, forecast, manage, reserve and price for our (and our self-insured customers’) medical cost trends and incurred and future health care and other benefits costs; causing customers and potential customers of our Health Care Benefits segment, particularly smaller employers and individuals, to forego obtaining or renewing their health and other coverage with us; and also affect our ability to profitably grow and diversify our Health Care Benefits membership.
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
•By affecting the ability of our customers to obtain adequate financing, which could result in an inability of our customers to pay timely, or at all, the amounts owed to us.
•By causing both state and federal government payers, as a result of budget deficits or spending reductions, to suspend or seek to reduce their health care expenditures resulting in our customers delaying payments to us or renegotiating their contracts with us.
•By causing our clients and customers and potential clients and customers, particularly those with the most employees or members, and state and local governments, to force us to compete more vigorously on factors such as price and service, including service, discount and other performance guarantees, to retain or obtain their business.
•By causing members and other consumers to decide to postpone, or not to seek, medical treatment which may lead them to incur more expensive medical treatment in the future and/or decrease our prescription volumes.
•By causing an increasing in the prevalence of high deductible health plans and health plan designs favoring co-insurance over co-payments.
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
•By causing customers, including self-insured customers in our Health Care Benefits segment, medical members, medical providers and the other companies to be unable to perform their obligations to us which could reduce our operating results.

•By affecting our ability to obtain necessary financing on acceptable terms, our ability to secure suitable store locations under acceptable terms and our ability to execute sale-leaseback transactions under acceptable terms.
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
•In our Health Care Benefits segment, we must often bid against our competitors in a highly competitive environment to acquire and retain our government customers’ business. Winning bids for Medicaid and dual eligible programs often are challenged successfully by unsuccessful bidders, and may also be withdrawn or cancelled by the issuing agency. CMS has proposed requiring that health plans offering certain dual eligible programs must also offer Medicaid programs, which has resulted in the Company refraining from bidding in certain jurisdictions and could further impact the Company’s ability to obtain or retain membership in its dual eligible programs.
•In our Health Care Benefits segment, our customers have considerable flexibility in moving between us and our competitors. We may lose members to competitors with more favorable pricing, or our customers may purchase different types of products from us that are less profitable, adversely affecting our revenues and operating results. In addition, our Medicare, Medicare Advantage, Medicaid and CHIP products may be subject to termination without cause, periodic re-bid, rate adjustment and program redesign, as customers seek to contain their benefit costs, particularly in an uncertain economy. These actions may adversely affect our membership, revenues and operating results.
•We requested increases in our premium rates in our Commercial Health Care Benefits business for 2025 and expect to request future increases in those rates in order to adequately price for projected medical cost trends, required expansions of coverage and rating limits, and significant assessments, fees and taxes imposed by federal and state governments, including as a result of the ACA. Our rates also must be adequate to reflect the risk that our products will be selected by people with a higher risk profile or utilization rate than the pool of participants we anticipated when we established pricing for the applicable products (also known as “adverse selection”), particularly in small group Commercial products. These rate increases may be significant and thus heighten the risks of adverse publicity, adverse regulatory action and adverse selection and the likelihood that our requested premium rate increases will be denied, reduced or delayed, which could lead to operating margin compression.
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

Disruptive innovation by existing or new competitors has altered, and is expected to continue to alter, the competitive landscape in the future and require us to accurately identify and assess such alterations and make timely and effective changes to our strategies and business model to compete effectively. For example, decisions to buy our Health Care Benefits and Health Services products and services increasingly are made or influenced by consumers, either through direct purchasing (e.g., Medicare Advantage plans and PDPs) or through Public Exchanges and private health insurance exchanges that allow individual choice. Consumers also are increasingly seeking to access consumer goods and health care products and services locally and through other direct channels such as mobile devices and websites. To compete effectively in the consumer-driven marketplace, we will be required to develop or acquire new capabilities, attract new talent and develop new service and distribution relationships that respond to consumer needs and preferences.

Changes in marketplace dynamics or the actions of competitors or manufacturers, including industry consolidation, the emergence of new competitors and strategic alliances, and decisions to exclude us from new narrow or restricted retail pharmacy networks could materially and adversely affect our businesses, operating results, cash flows and/or prospects.

Our Health Care Delivery Businesses Face Unique Risks.

Our health care delivery businesses, which we expanded with acquisitions to include health risk assessments, value-based care and provider enablement services through our Signify Health business, and additional senior-focused value-based primary care services for Medicare eligible patients through our Oak Street Health business, face unique risks.

Our Signify Health business faces risks which include, but are not limited to, the following:

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
•the regulatory and business risks associated with participation in certain government health care programs, including, among others, the MSSP and ACO REACH models, and identification of diagnosis codes related to risk adjustment payments under Part C of the Medicare program;
•health reform initiatives and changes in the rules governing government health care programs, including rules related to the use of in-home health risk assessments for the purpose of capturing individual risk use to calculate an individual’s risk adjustment factor or a change to how patient-level risk is determined for CMS programs;
•participation in CMS Innovation Center models, such as ACO REACH, which are subject to changes annually, generally in ways meant to reduce available payments to participants, including benchmarks that can be changed after the end of the performance year, and which has an end date without a plan for ongoing participation in a model by those participating;
•impacts of fraud or anomalous billing on shared savings in CMS Innovation Center models;
•use of “open source” software in its technology, which may make it easier for others to gain access or compromise its proprietary technology;
•success in large, national ACOs is dependent on the collective efforts and compliance of a wide range of participating clients, and for those clients to be able to meet new and changing requirements such as changes to interoperability and reporting requirements; and
•challenges in rural and post-acute reimbursement due to their significant dependence on fee-for-service revenue.

Our Oak Street Health business is subject to additional risks including, but not limited to, the following:

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
•laws regulating the corporate practice of medicine and the associated agreements entered into with physician practice groups restrict the manner in which the Oak Street Health business is able to direct the operations and otherwise exercise control of its physician practice groups
•participation in CMS Innovation Center models, such as ACO REACH, which are subject to changes annually, generally in ways meant to reduce available payments to participants, including benchmarks that can be changed after the end of the performance year, and which has an end date without a plan for ongoing participation in a model by those participating;

•changes in the legal treatment of its contractual arrangements with its physician practice groups could impact the ability to consolidate the revenue of these groups; and
•ability to maintain and enhance its reputation and brand recognition.

The additional risks faced by our health care delivery businesses may also compound, or be heightened by, many of our other risks, including the risks related to adverse economic conditions in the U.S. and abroad, cybersecurity, and compliance with applicable laws and regulations, among others.

We can provide no assurance that we will be able to compete successfully on Public Exchanges or that our pricing or other actions will result in the profitability of our Public Exchange products.

To compete effectively on Public Exchanges, we have developed or acquired the technology, systems, tools and talent necessary to interact with Public Exchanges and engage Public Exchange consumers through enhanced consumer-focused sales, marketing channels and customer interfaces. We are also creating new customer service programs and product offerings. To participate on the Public Exchanges, we have to respond to pricing and other actions taken by existing competitors and regulators as well as potentially disruptive new entrants, which could reduce our profit margins. Due to the price transparency provided by Public Exchanges, when we market products we face competitive pressures from existing and new competitors who may have lower cost structures. Our competitors may bring their Public Exchange and other consumer products to market more quickly, have greater experience marketing to consumers and/or may be targeting the higher margin portions of our business. We can provide no assurance that we will be able to compete successfully or profitably on Public Exchanges or that we will be able to benefit from any opportunities presented by Public Exchanges.

In addition, there can be no assurance that our pricing or other actions will result in the profitability of our Public Exchange products in 2025 or any future year. We have set 2025 premium rates for our Public Exchange products based on our projections, including as to the health status and quantity of membership and utilization of medical and/or other covered services by members. The accuracy of the projections reflected in our pricing may be impacted by (i) adverse selection among individuals who require or utilize more expensive medical and/or other covered services, (ii) other plans’ withdrawals from participation in the Public Exchanges we serve, (iii) a rapid increase or decline in membership, and (iv) legislation, regulations, enforcement activity and/or judicial decisions that cause Public Exchanges to operate in a manner different than what we projected in setting our premium rates, including the potential expiration of premium subsidies and enhanced premium tax credits.

A change in our Health Care Benefits product mix may adversely affect our profit margins.

Our Insured Health Care Benefits products that involve greater potential risk generally tend to be more profitable than our ASC products, but ASC products continue to rise in popularity. We also serve, and expect to grow our business with, government-sponsored programs, including Medicare and Medicaid, that are subject to competitive bids and have lower profit margins than our Commercial Insured Health Care Benefits products. A continuing shift of enrollees from more profitable products to less profitable products could have a material adverse effect on the Health Care Benefits segment’s operating results.

Negative public perception of the industries in which we operate, or of our industries’ or our practices, can adversely affect our businesses, operating results, cash flows and prospects.

Our brand and reputation are two of our most important assets, and the industries in which we operate have been and are negatively perceived by the public from time to time. Negative publicity may come as a result of adverse media coverage, litigation against us and other industry participants, the ongoing public debates over drug pricing, PBMs, government involvement in drug pricing and purchasing, changes to the ACA, governmental hearings and/or investigations, actual or perceived shortfalls regarding our industries’ or our own products, including Medicare Advantage plans in general, and/or business practices (including PBM operations, drug pricing and insurance coverage determinations) and social media and other media relations activities. Negative publicity also may come from a failure to meet customer expectations for consistent, high quality and accessible care. This risk may increase as we continue to offer products and services that make greater use of data and as our business model becomes more focused on delivering health care to consumers.

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

Our estimates of health care costs payable are based on a number of factors, including those derived from historical claim experience, but this estimation process also makes use of extensive judgment. Considerable variability is inherent in such estimates, and the accuracy of the estimates is highly sensitive to changes in medical claims submission and processing patterns and/or procedures, turnover and other changes in membership, changes in product mix, changes in the utilization of medical and/or other covered services, including prescription drugs, changes in medical cost trends, changes in our medical management practices and the introduction of new benefits and products. We estimate health care costs payable periodically, and any resulting adjustments, including premium deficiency reserves, are reflected in current-period operating results within health care costs. For example, during the third quarter of 2024, we recorded premium deficiency reserves of approximately $1.1 billion related to our Medicare, individual exchange and Medicaid product lines within the Health Care Benefits segment, primarily related to anticipated losses for the 2024 coverage year. The Company did not have any premium deficiency reserves as of December 31, 2024. The Company did not establish any premium deficiency reserves during 2023 or 2022. A worsening (or improvement) of health care cost trend rates or changes in claim payment patterns from those that we assumed in estimating health care costs payable as of December 31, 2024 would cause these estimates to change in the near term, and such a change could be material.

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

We may be unable to achieve our corporate responsibility and sustainability goals.
We are dedicated to corporate social responsibility and sustainability and we established certain goals as part of our overall strategy. We face pressures from our colleagues, customers, stockholders and other stakeholders to meet our goals. Achievement of our goals is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may fail to achieve these goals or that our colleagues, customers, stockholders or other stakeholders may not be satisfied with the goals we set or our efforts to achieve them. These risks and uncertainties include, but are not limited to: our ability to set and execute on our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of technological advancements, renewable energy and other materials necessary to meet our goals and expectations; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third party contractors; the actions of competitors and competitive pressures; and an acquisition of or merger with another company that has not adopted similar goals or whose progress towards reaching its goals is not as advanced as ours. A failure to meet our goals could adversely affect public perception of our business, employee morale or customer or stockholder support.

Further, an increasing percentage of colleagues, customers, stockholders and other stakeholders consider corporate social responsibility and sustainability factors in making employment, consumer health care and investment decisions. If we are unable to meet our goals, we may have difficulty retaining or attracting colleagues, investors, customers, or partners or competing effectively, which would negatively impact our brand and reputation, as well as our business, operating results, and financial condition.

In addition, we could face increased regulatory, reputational and legal scrutiny as a result of our corporate social responsibility and sustainability related commitments and disclosures, and we could also face challenges with managing conflicting regulatory requirements and our various stakeholders’ expectations.

Risks From Changes in Public Policy and Other Legal and Regulatory Risks

We are subject to potential changes in public policy, laws and regulations, including reform of the U.S. health care system and entitlement programs, which could have a material adverse effect on our businesses, operations and/or operating results.

The political environment in which we operate remains uncertain. It is reasonably possible that our business operations and operating results could be materially adversely affected by legislative, enforcement, regulatory and public policy changes at the federal or state level, including, but not limited to: changes to the regulatory environment for health care and related benefits, including Medicare, Medicare Advantage, the ACA, and related Public Exchange regulations; efforts to amend the ACA and related regulations, including through litigation aimed at challenging the ability to enforce portions of the ACA, such as the preventative services mandate; changes to laws or regulations governing drug reimbursement, pricing, purchasing and/or importation; changes to or adoption of laws or regulations governing PBMs, including those related to network restrictions, formulary management, affiliate reimbursement, contractual guarantees and reconciliations, reimbursement mandates, required reporting, compensation, purchase discount and/or rebate arrangements with drug manufacturers and/or other PBM services; changes to the laws and regulations governing PBMs’, PDPs’ and/or Managed Medicaid organizations’ interactions with government funded health care programs; changes to or adoption of laws and/or regulations relating to claims processing and billing; changes to immigration policies; changes to patent laws; changes with respect to tax and trade policies, tariffs and other government regulations affecting trade between the U.S. and other countries; and other public policy initiatives.

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

It is not possible to predict the enactment or content of new legislation or regulations or changes to existing laws or regulations or their enforcement, interpretation or application, or the form they will take (for example, through the use of U.S. Presidential Executive Orders or executive orders by governors or key regulators). If we fail to respond adequately to such changes, including by implementing strategic and operational initiatives, or do not respond as effectively as our competitors, our businesses, operations and operating results may be materially adversely affected. Even if we could predict such matters, it may not be possible to eliminate the adverse impact of public policy changes that would fundamentally change the dynamics of one or more industries in which we compete. Examples of such changes include, but are not limited to: the federal or one or more state governments fundamentally restructuring or reducing the funding available for government programs, increasing its involvement in drug reimbursement, pricing, purchasing and/or importation, changing the laws and regulations governing PBMs’, PDPs’ and/or Managed Medicaid organizations’ interactions with government funded health care programs, changing the tax treatment of health or related benefits, including the expiration of enhanced premium tax credits, or significantly altering the ACA. The likelihood of adverse changes remains high due to state and federal budgetary pressures, and our businesses and operating results could be materially and adversely affected by such changes, even if we correctly predict their occurrence.

There is also uncertainty surrounding potential changes to the health care regulatory environment in the U.S. For example, potential efforts to reform federal government processes and reduce expenditures as well as pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities could adversely affect the funding for individual programs, including government programs, upon which our business depends. Executive orders covering health care and other subjects including immigration, AI, energy and the federal work force as well as the work force of public and private companies, if implemented through agency action, may also impact the Company. Potential regulatory changes related to tax, trade, economic and monetary policy and heightened diplomatic tensions or political and civil unrest, among other potential changes, could adversely impact the global economy and our operating results.

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

Our businesses are part of highly regulated industries whose participants frequently are subject to litigation and other adverse legal proceedings. We are currently subject to various litigation and arbitration matters, investigations, regulatory audits, inspections, government inquiries, and regulatory and other legal proceedings, both within and outside the U.S. Litigation is increasing as we execute our vertical integration strategy and expand our services along the continuum of health care. In addition, disputes over contracts could lead to litigation or pre-litigation settlements that could materially adversely affect our businesses, operating results and/or cash flows.

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

As one of the largest national retail, mail order, specialty and LTC pharmacy, PBM and health care and related benefits providers, we frequently are subject to regular and special governmental market conduct and other audits, investigations and reviews by, and we receive subpoenas and other requests for information from, various federal and state agencies, regulatory authorities, Attorneys General, committees, subcommittees and members of the U.S. Congress and other state, federal and international governmental authorities. For example, we have received CIDs from, and provided documents and information to, the Civil Division of the DOJ in connection with a current investigation of our patient chart review processes in connection with risk adjustment data submissions under Parts C and D of the Medicare program. CMS and the OIG also are auditing the risk adjustment-related data of certain of our Medicare Advantage plans. We are also receiving an increasing number of audits related to our PBM network reconciliation processes, and audits related to our use of prior authorization, which could result in reputational risks and changes to policies that may limit our use of prior authorization. The results of any audit may be adverse to us.

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

See “Legal and Regulatory Proceedings” in Note 18 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K for additional information.

Our risk profile is changing as we offer new products and services and expand in business areas beyond our historical businesses, and we may face increased regulatory risks related to our vertical integration strategy.

Historically, we focused primarily on providing products and services within our Health Care Benefits and Pharmacy & Consumer Wellness segments, as well as pharmacy services within our Health Services segment. As a result of our vertical integration strategy and other innovation initiatives, we are expanding our presence in the health care space and plan to offer new products and services, including services provided by Oak Street Health and Signify Health businesses, which present a different risk profile than the products and services that we historically have offered and increase our exposure to additional risks. Our vertical integration strategy may also lead to increased regulatory and public scrutiny as a result of consumer protection and quality of care concerns.

We face unique regulatory and other challenges in our Medicare and Medicaid businesses.

We face unique regulatory and other challenges that may inhibit the profitability of our Medicare and Medicaid businesses.

•In April 2024, CMS issued its final notice detailing final 2025 Medicare Advantage payment rates. Based on CMS’ notice, Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 3.70%, which includes a risk score trend increase of 3.86%. Risk scores vary among Medicare Advantage plans depending on the specific population served, so this increase does not represent an actual guaranteed payment increase. Without including the risk score trend increase, the 2025 rates result in an expected average decrease in revenue for the Medicare Advantage industry of 0.16%, though the rates may vary widely depending on the provider group and patient demographics. On January 10, 2025, CMS issued an advance notice detailing proposed 2026 Medicare Advantage payment rates. The 2026 Medicare Advantage rates, if finalized as proposed, will result in an expected average increase in revenue for the Medicare Advantage industry of 4.33%, which includes a risk score trend increase of 2.10%. Without including the risk score trend increase, the advance 2026 rates will result in an expected average increase in revenue for the Medicare Advantage industry of 2.23%, though the rates may vary widely depending on the provider group and patient demographics. CMS intends to publish the final 2026 rate announcement no later than April 7, 2025. The Company faces challenges from the impact of the increasing cost of medical care (including prescription medications), changes to methodologies for determining payments and CMS local and national coverage decisions that require the Company to pay for services and supplies that are not factored into the Company’s bids. We cannot predict how the rates will be finalized, future Medicare funding levels, the impact of future federal budget actions or ensure that such changes or actions will not have a material adverse effect on our Medicare operating results.
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
•“Star ratings” from CMS for our Medicare Advantage plans will continue to have a significant effect on our plans’ operating results. Only Medicare Advantage plans with a star rating of 4 or higher (out of 5) are eligible for a quality bonus in their basic premium rates. Based on the 2024 ratings, 88% of the Company’s Medicare Advantage members are in 2025 Medicare Advantage plans that are rated 4 stars or higher. CMS also gives PDPs star ratings that affect each PDP’s enrollment. The Company’s PDP plans were rated 3.5 stars for 2025. Medicare Advantage and PDP plans that are rated less than 3 stars for three consecutive years are subject to contract termination by CMS. CMS continues to change its rating system to make achieving and maintaining a four or higher star rating more difficult. If our star ratings fall or remain below four for a significant portion of our Medicare Advantage membership, or do not match the performance of our competitors, or the star rating quality bonuses are reduced or eliminated, our revenues, operating results and cash flows may be significantly adversely affected. In addition, due to uncertainties with CMS cut-points, no Medicare Advantage plan can guarantee their overall star ratings. There can be no assurances that the Company will be successful in maintaining or improving its star ratings in future years.
•Payments we receive from CMS for our Medicare Advantage and Medicare Part D businesses also are subject to risk adjustment based on the health status of the individuals we enroll. Elements of that risk adjustment mechanism continue to be challenged by the DOJ, the OIG and CMS itself. For example, CMS made significant changes to the structure of the hierarchical condition category model in version 28, which may impact RAF scores for a larger percentage of Medicare Advantage beneficiaries and could result in changes to beneficiary RAF scores with or without a change in the patient’s health status. CMS continuously evaluates how and where risk adjustment is captured, which from time-to-time has included the capture of diagnosis codes in home visits. A legislative or regulatory change to the ability of Medicare Advantage plans to use home visits as a means to evaluate and diagnosis their members’ health conditions, or substantial changes in the risk adjustment mechanism, including those that result from the final Part C contract-level Risk Adjustment

Data Validation Audits (“RADV Audit Rule”) issued in January 2023 or other changes that may result from enforcement or audit actions, could: materially affect the amount of our Medicare reimbursement, require us to raise prices or reduce the benefits we offer to Medicare beneficiaries, impact the services provided by, or the financial performance of, Oak Street Health and Signify Health and potentially limit our (and the industry’s) participation in the Medicare program.
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
•Our Medicare Part D operating results and our ability to expand our Medicare Part D business could be adversely affected if: the cost and complexity of Medicare Part D exceed management’s expectations or prevent effective program implementation or administration; further changes to the regulations regarding how drug costs are reported for Medicare Part D (including changes related to the IRA) are implemented in a manner that adversely affects the profitability of our Medicare Part D business; changes to the regulations regarding how drug costs are reported for Medicare Part D are implemented in a manner that adversely affects the profitability of our Medicare Part D business; changes to the applicable regulations impact our ability to retain fees from third parties including network pharmacies; the government alters Medicare Part D program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of Medicare Part D or for other reasons; or reinsurance thresholds are reduced.
•The IRA contains significant changes to the Part D program that began in 2023 and will continue to 2032 that shifts more of the claim liability to plans and away from the government, including a complete redesign of the Part D standard benefit effective in 2025.
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
•The resumption of Medicaid eligibility redeterminations after being suspended during the COVID-19 pandemic has negatively impacted the number of members eligible for the Company’s Medicaid plans, which could impact our operating results and cash flows from the Medicaid business.
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

It is possible that the pharmaceutical industry, regulators, or federal policymakers may evaluate and/or develop an alternative pricing reference to replace AWP or WAC, which are the pricing references used for many of our PBM and LTC client contracts, drug purchase agreements, retail network contracts, specialty payor agreements and other contracts with third party payors in connection with the reimbursement of drug payments. In addition, many state Medicaid fee-for-service programs have established pharmacy network payments on the basis of Actual Acquisition Cost (“AAC”). The use of an AAC basis in fee for service Medicaid could have an impact on reimbursement practices in Health Care Benefits’ Commercial and other Government products. It is also possible that Congress may enact some limited form of price negotiation for Medicare. In addition, CMS also publishes the National Average Drug Acquisition Cost (“NADAC”) for certain drugs; NADAC pricing, which has exhibited recent volatility, is being adopted in an increasing number of states.

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

The ACA’s minimum MLR rebate requirements limit the level of margin we can earn in Health Care Benefits’ Commercial Insured business. CMS and state minimum MLR rebate regulations limit the level of margin we can earn in our Medicare Advantage and Medicaid Insured businesses. Certain portions of our Health Care Benefits Medicaid and FEHB program business also are subject to minimum MLR rebate requirements in addition to but separate from those imposed by the ACA. Minimum MLR rebate requirements leave us exposed to medical costs that are higher than those reflected in our pricing. The process supporting the management and determination of the amount of MLR rebates payable is complex and requires judgment, and the minimum MLR reporting requirements are detailed. CMS has also proposed, but not yet finalized, a definition of “prescription drug price concessions” for commercial MLR calculation purposes, which would make additional PBM information available to plans and the HHS, potentially further complicating the MLR calculation process. Federal and state auditors are challenging our Commercial Health Care Benefits business’ compliance with the ACA’s minimum MLR requirements as well as our FEHB plans’ compliance with OPM’s FEHB program-specific minimum MLR requirements. Our Medicare and Medicaid contracts also are subject to minimum MLR audits. If a Medicare Advantage or Medicare Part D contract pays minimum MLR rebates for three consecutive years, it will become ineligible to enroll new members. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years, it will be terminated by CMS. Additional challenges to our methodology and/or reports relating to minimum MLR and related rebates by federal and state regulators and private litigants are reasonably possible. The outcome of these audits and additional challenges could adversely affect our operating results.

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

We are in the process of winding down our international insurance operations in 2025. However, our remaining international operations present political, legal, compliance, operational, regulatory, economic and other risks that we do not face or that are more significant than in our domestic operations. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, climate change regulation, nationalization or expropriation of assets and pricing constraints. Our international operations need to meet country-specific legal requirements, including those related to licensing, data privacy, data storage and data protection.

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

Upon the closing of any acquisition, we need to successfully integrate the products, services and related assets, as well as internal controls into our business operations. If an acquisition is consummated, the integration of the acquired business, its products, services and related assets into our company also may be complex, expensive, and time-consuming and, if the integration is not fully successful, we may not achieve the anticipated benefits, operating and cost synergies and/or growth opportunities of an acquisition. Potential difficulties that may be encountered in the integration process include the following:

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

We may pursue acquisitions, joint ventures, strategic alliances and other inorganic growth opportunities, as well as strategic divestitures, which may be unsuccessful, cause us to assume unanticipated liabilities, disrupt our existing businesses, be dilutive or lead us to assume significant debt, among other things.

We may pursue acquisitions, joint ventures, strategic alliances and other inorganic growth opportunities, as well as strategic divestitures, as part of our business strategy. In addition to the integration risks noted above, some other risks we may face with respect to acquisitions and other inorganic growth strategies include:

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

We and our vendors have experienced diverse cyberattacks and expect to continue to experience cyberattacks going forward. As examples, the Company and its vendors have experienced attempts to gain access to systems, denial of service attacks, attempted malware infections, account takeovers, scanning activity, and phishing emails. We have also seen an increase in ransomware attacks in our industry. Attacks can originate from external sources (including criminals, terrorists and nation states) or internal actors. The Company is dedicating and will continue to dedicate significant resources and incur significant expenses to maintain and update on an ongoing basis the systems and processes that are designed to mitigate the information security risks it faces and protect the security of its computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, disrupt or degrade service, or cause other damage. The impact of known cyberattacks has not been material to the Company’s operations or operating results through December 31, 2024. The Board is regularly informed regarding the Company’s information security policies, practices and status.

A compromise of our information security controls or of those third parties with whom we interact, which results in business disruption or confidential information being accessed, obtained, damaged, or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers and clients, financial institutions, payment card associations and other persons, any of which could adversely affect our businesses, operating results and financial condition. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques or to implement adequate preventative measures. Moreover, a cyberattack could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. We also could be adversely affected by any significant disruption in the systems of third parties we interact with, including key payors and vendors.

The costs of attempting to protect against the foregoing risks and the costs of responding to a cyberattack or other information security incident are significant. Large scale data breaches at other entities increase the challenge we and our vendors face in maintaining the security of our information technology systems and proprietary information and of our customers’, employees’, members’ and other constituents’ personal information. Following an information security incident, our and/or our vendors’ remediation efforts may not be successful, and could result in interruptions, delays or cessation of service, and loss of existing or potential customers and members. In addition, breaches of our and/or our vendors’ security measures and the unauthorized access to or dissemination of personal information, proprietary information or confidential information about us, our customers, our members or other third-parties, could expose our customers’, members’ and other constituents’ information and our customers, members and other constituents to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, and result in investigations, regulatory enforcement actions, material fines and penalties, loss of customers, litigation or other actions, which could have a material adverse effect on our brand, reputation, businesses, operating results and cash flows.

See Item 1C of this 10-K, “Cybersecurity,” for more information on the Company’s cybersecurity risk management and governance.

Data governance failures can adversely affect our reputation, businesses and prospects. Our use and disclosure of members’, customers’ and other constituents’ personal information is subject to complex regulations at multiple levels.

Our information systems are critical to the operation of our businesses. We collect, process, maintain, retain, evaluate, utilize and distribute large amounts of personally identifiable, protected health, and financial information (including payment card information) and other confidential and sensitive data about our customers, employees, members and other constituents in the ordinary course of our businesses. Some of our information systems rely upon third party systems, including cloud service providers, to accomplish these tasks. The use and disclosure of such information is regulated at the federal, state and international levels. In some cases, such laws, rules and regulations also apply to our vendors and/or may hold us liable for any violations by our vendors. These laws, rules and regulations are subject to change (and many are rapidly evolving) and in recent years have given rise to increased enforcement activity, litigation, and other disputes. For example, certain of our vendors have experienced incidents that resulted in the unauthorized disclosure of confidential information, including personal information of our members, patients or employees, which has caused us to incur expenses including those related to responding to regulatory inquiries and/or litigation. Some of these expenses are indemnified but others are not. International laws, rules and regulations governing the use and disclosure of these types of information are generally more stringent than U.S. laws and regulations, and they vary from jurisdiction to jurisdiction. Noncompliance with applicable privacy or security laws or regulations, or any security breach, information security incident, and any other incident involving the theft, misappropriation, compromise, loss or other unauthorized disclosure of, or access to, customer, member or other constituent information, whether by us, by one of our business associates or vendors or by another third party, could require us to expend significant resources to remediate any damage, could interrupt our operations and could adversely affect our brand and reputation, membership and operating results and also could expose and/or has exposed us to mandatory disclosure requirements, adverse media attention, litigation (including class action litigation), governmental investigations and enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders, adverse actions against our licenses to do business and/or injunctive relief, any of which could adversely affect our businesses, operating results, cash flows or financial condition.

Our businesses depend on our customers’, members’ and other constituents’ willingness to entrust us with their health related and other personal information. Events that adversely affect that trust, including inadequate disclosure to our members or customers of our uses of their information, failing to keep our information technology systems and our customers’, members’ and other constituents’ information secure from significant attack, theft, damage, loss or unauthorized disclosure or access, whether as a result of our action or inaction (including human error) or that of our business associates, vendors or other third parties, could adversely affect our brand and reputation, membership and operating results and also could expose and/or has exposed us to mandatory disclosure to the media, litigation (including class action litigation), governmental investigations and enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders, adverse actions against our licenses to do business and/or injunctive relief, any of which could adversely affect our businesses, operating results, cash flows or financial condition. There can be no assurance that awe have or will be able to adequately prevent, detect, and/or remediate such data security incidents.

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

We have many different information and other technology systems supporting our different businesses, including technology acquired as part of acquisitions, such as Canopy. Our businesses depend in large part on these systems to adequately price our products and services; accurately establish reserves, process claims and report operating results; and interact with providers, employer plan sponsors, customers, members, consumers and vendors in an efficient and uninterrupted fashion. In addition, recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Certain of our technology systems (including software) are older, legacy systems that are less flexible, less efficient and require a significant ongoing commitment of capital and human resources to maintain, protect and enhance them and to integrate them with our other systems. We must re-engineer and reduce the number of these older, legacy systems to meet changing consumer and vendor preferences and needs, improve our productivity and reduce our operating expenses, and acquired systems may need significant investment in order to meet the ongoing needs of the larger Company. We also need to develop or acquire new technology systems, contract with new vendors or modify certain of our existing systems to support the consumer-oriented and transformational products and services we are developing, operating and expanding and/or to meet current and developing industry and regulatory standards, including to keep pace with continuing changes in information processing technology, emerging cybersecurity risks and threats, and changes to applicable privacy and security laws, rules and regulations. If we fail to achieve these objectives, our ability to profitably grow our business and/or our operating results may be adversely affected.

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

Our products are sold primarily through our sales personnel, who frequently work with independent brokers, consultants and agents who assist in the marketing, production and servicing of business. The independent brokers, consultants and agents generally are not exclusively dedicated to us and may frequently recommend and/or market health care benefits products of our competitors. Our sales could be adversely affected if we are unable to attract, retain or motivate sales personnel and third-party brokers, consultants and agents, or if we do not adequately provide support, training and education to this sales network regarding our complex product portfolio, or if our sales strategy is not appropriately aligned across distribution channels. This risk is heightened as we develop, operate and expand our consumer-oriented products and services and we expand in the health care space and our business model evolves to include a greater focus on consumers and direct-to-consumer sales, such as competing for sales on Insurance Exchanges.

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

Specifically, CMS, U.S. Congressional committees and state departments of insurance have each increased scrutiny of the marketing practices of brokers and agents who market Medicare products and of the Medicare Advantage organizations that use these organizations to market their products. CMS, other federal agencies or U.S. Congress may also recommend changes or take additional action with respect to the way in which brokers and agents are compensated for selling our Medicare Advantage and Part D plans. For example, CMS finalized new requirements imposing limitations on the amounts and types of payments that brokers can earn for marketing and enrollment services with respect to Medicare Advantage and Part D plans. While these new requirements are currently subject to an injunction, if the injunction is lifted or CMS attempts to impose restrictions on broker and agent compensation in the future, we will need to comply with the new restrictions. In addition, the IRA contains changes to the Part D program that began in 2023 and will continue through 2032 that will shift more of the claim liability to plans and away from the government.

Failure of our businesses to effectively collaborate could prevent us from maximizing our operating results.

To maximize our overall enterprise value, our various businesses need to collaborate effectively. Our businesses need to be aligned to carry out our business strategy, prioritize goals and coordinate the design of new products intended to utilize the offerings of multiple businesses, including implementing our transformation and enterprise modernization programs. In addition, misaligned incentives, information siloes, ineffective product development and failure of our corporate governance policies or procedures, for example significant financial decisions being made at an inappropriate level in our organization, also could prevent us from maximizing our operating results and/or achieving our financial and other projections.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to new rules and other requirements and potential liability and may disrupt our business operations.

We accept payments using a variety of methods, including cash, checks, credit cards, debit cards, gift cards, mobile payments and potentially other technologies in the future that may subject us to new and additional risks related to fraud and theft. Acceptance of these payment methods subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules and regulatory requirements governing these payment methods. These requirements may change in the future, which could make compliance more difficult or costly. For certain payment options, including credit and debit cards, we pay interchange and other fees, which could increase periodically thereby raising our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and various other forms of electronic payment we currently use or adopt in the future. If these vendors are unable to provide these services to us, or if their systems are compromised, our operations could be disrupted. The payment methods that we offer also expose us to potential fraud and theft by persons seeking to obtain unauthorized access to, or exploit any weaknesses in, the payment systems we use. If we fail to abide by applicable rules or requirements, or if data relating to our payment systems is compromised due to a breach or misuse, we may be responsible for any costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees. In addition, our reputation and ability to accept certain types of payments could each be harmed resulting in reduced sales and adverse effects on our operating results.

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

The Company’s long-term debt ratings are currently investment grade, though each of the ratings organizations reviews our ratings periodically and there can be no assurance that our current ratings will be maintained in the future. In August 2024, Moody’s Investor Service, Inc. (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”) changed their outlook on the Company’s long-term debt from “Stable” to “Negative.” In October 2024, Moody’s placed the Company’s long-term debt ratings and the Company’s commercial paper program on review for downgrade. Subsequently, in December 2024, Moody’s downgraded the Company’s long-term debt rating to “Baa3” and the Company’s commercial paper rating to “P3” and changed their outlook on the Company to “Stable”. In December 2024, Fitch Ratings Inc. (“Fitch”) initiated ratings coverage on the Company and assigned a first-time “BBB” rating to the Company’s long-term debt and a “F2” rating to the Company’s commercial paper program with the outlook on the Company of “Negative”. Downgrades in our ratings could adversely affect our businesses, operating results, cash flows and financial condition.

Goodwill and other intangible assets could, in the future, become impaired.

As of December 31, 2024 and December 31, 2023, we had $118.6 billion and $120.5 billion, respectively, of goodwill and other intangible assets. Goodwill and indefinite-lived intangible assets are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate that the carrying value may not be recoverable. When evaluating goodwill for potential impairment, we compare the fair value of our reporting units to their respective carrying amounts. We estimate the fair value of our reporting units using a combination of a discounted cash flow method and a market multiple method. If the carrying amount of a reporting unit exceeds its estimated fair value, a goodwill impairment loss is recognized in an amount equal to the excess to the extent of the goodwill balance. Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to its carrying value. The Company estimates the fair value of its indefinite-lived trademarks using the relief from royalty method under the income approach. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. Definite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. If indicators of impairment are present, the Company first compares the carrying amount of the asset group to the estimated future cash flows associated with the asset group (undiscounted). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group’s estimated future cash flows (discounted).

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

The U.S. and global capital markets, including credit markets, continue to experience volatility and uncertainty. As an insurer, we have a substantial investment portfolio that supports our policy liabilities and surplus and is comprised largely of debt securities of issuers located in the U.S. As a result, the income we earn from our investment portfolio is largely driven by the level of interest rates in the U.S., and to a lesser extent the international financial markets. Volatility, uncertainty and/or disruptions in the global capital markets, particularly the U.S. credit markets, and governments’ monetary policy, particularly U.S. monetary policy, can significantly and adversely affect the value of our investment portfolio, our operating results and/or our financial condition by:

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
•reducing our ability to issue debt securities at attractive interest rates, thereby increasing our interest expense and decreasing our operating results; and
•reducing our ability to issue other securities.

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

Our Pharmacy & Consumer Wellness segment and our mail order and specialty pharmacy operations generate revenues in significant part by dispensing prescription drugs. Our PBM business generates revenues primarily by contracting with clients to provide prescription drugs and related health care services to plan members. As a result, we are dependent on our relationships with prescription drug manufacturers and suppliers. We acquire a substantial amount of our mail order and specialty pharmacies’ prescription drug supply from a limited number of suppliers. Certain of our agreements with such suppliers are short-term and cancellable without cause. In addition, these agreements may allow the supplier to distribute through channels other than us. Certain of these agreements also allow pricing and other terms to be adjusted periodically for changing market conditions or required service levels. A termination or modification to any of these relationships could adversely affect our prescription drug supply and have a material adverse effect on our businesses, operating results and financial condition. Moreover, many products distributed by our pharmacies are manufactured with ingredients that are susceptible to supply shortages. In some cases, we depend upon a single source of supply. Any such supply shortages or loss of any such single source of supply could adversely affect our operating results and cash flows.

Much of the branded and generic drug product that we sell in our pharmacies, and much of the other merchandise we sell, is manufactured in whole or in substantial part outside of the U.S. In most cases, the products or merchandise are imported by others and sold to us. As a result, significant changes in tax or trade policies, tariffs or trade relations between the U.S. and other countries, such as the imposition of unilateral tariffs on imported products, could result in significant increases in our costs, restrict our access to suppliers, depress economic activity, and have a material adverse effect on our businesses, operating results and cash flows. The current administration has imposed and may further impose, or significantly increase, tariffs on imports to the United States, which could exacerbate many of these issues. In addition, other countries may change their business and trade policies and such changes, as well as any negative sentiments towards the U.S. in response to increased import tariffs and other changes in U.S. trade regulations, including those that are imposed or threatened by the new administration, could adversely affect our businesses.

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

While we believe joint ventures, ACOs and other non-traditional health care provider organizational structures present opportunities for us, the implementation of our joint ventures and other non-traditional structure strategies may not achieve the intended results, which could adversely affect our operating results and cash flows. For example, joint ventures require us to, among other things, maintain collaborative relationships with our counterparties, continue to gain access to provider rates that make the joint ventures economically sustainable and devote significant management time to the operation and management of the joint ventures. We may not be able to achieve these objectives in one or more of our joint ventures, which could adversely affect our operating results and cash flows.

If our suppliers or service providers fail to meet their contractual obligations to us or to comply with applicable laws or regulations, we may be exposed to brand and reputational harm, litigation and/or regulatory action.

We contract with various third parties to supply us with necessary products, perform certain functions and services and provide us with certain information technology systems. Our arrangements with suppliers and these third parties may expose us to public scrutiny, adversely affect our brand and reputation, expose us to litigation or regulatory action, and otherwise make our operations vulnerable if we fail to adequately oversee, monitor and regulate their performance or if they fail to meet their contractual obligations to us or to comply with applicable laws or regulations, including those related to human capital and climate change. For example, certain of our vendors have been responsible for releases of sensitive information of our members and employees, which has caused us to incur additional expenses and given rise to regulatory actions and litigation against us and has adversely impacted our brand.

These risks are particularly high in our in Medicare Advantage (including dual eligible special needs plans), Medicare Part D, Medicaid, and Managed Medicaid plans, where third parties may perform medical management and other member related services for us. Any failure of these third parties’ prevention, detection or control systems related to regulatory compliance, compliance with our internal policies, data security and/or cybersecurity or any incident involving the theft, misappropriation, loss or other unauthorized disclosure of, or access to, members’, customers’ or other constituents’ sensitive information could require us to expend significant resources to remediate any damage, interrupt our operations and adversely affect our brand and reputation and also expose us to whistleblower, class action and other litigation, other proceedings, prohibitions on marketing or active or passive enrollment of members, corrective actions, fines, sanctions and/or penalties, any of which could adversely affect our businesses, operating results, cash flows and/or financial condition.

We may experience increased medical and other benefit costs, litigation risk and customer and member dissatisfaction when providers that do not have contracts with us render services to our Health Care Benefits members.

Some providers that render services to our Health Care Benefits members do not have contracts with us. In those cases, we do not have a pre-established understanding with these nonparticipating providers as to the amount of compensation that is due to them for services rendered to our members. In some states, the amount of compensation due to these nonparticipating providers is defined by law or regulation, but in most instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. In such instances, providers may believe that they are underpaid for their services and may either litigate or arbitrate their dispute with us or try to recover the difference between what we have paid them and the amount they charged us from our members, which may result in member dissatisfaction. For example, in 2019, certain claimant hospitals were awarded approximately $86 million in an arbitration proceeding relating to Aetna’s out-of-network benefit payment and administration practices. Such disputes may cause us to pay higher medical or other benefit costs than we projected.

Continuing consolidation and integration among providers and other suppliers may increase our medical and other covered benefits costs, make it difficult for us to compete in certain geographies and create new competitors.

Hospitals, other health care providers and health systems continue to consolidate across the health care industry. While this consolidation could increase efficiency and has the potential to improve the delivery of health care services, it also reduces competition and the number of potential contracting parties in certain geographies and sectors of the health care industry. Health systems also are increasingly forming and considering forming health plans to directly offer health insurance in competition with us, a process that has been accelerated by the ACA. In addition, ACOs (including Commercial and Medicaid-only ACOs developed as a result of state Medicaid laws), practice management companies, consolidation among and by integrated health systems and other changes in the organizational structures that physicians, hospitals and other providers adopt continues to change the way these providers interact with us and the competitive landscape in which we operate. These changes may increase our medical and other covered benefits costs, may affect the way we price our products and services and estimate our medical and other covered benefits costs and may require us to change our operations, including by withdrawing from certain geographies where we do not have a significant presence across our businesses or are unable to collaborate or contract with providers on acceptable terms. Each of these changes may adversely affect our businesses and operating results.

Item 1B. Unresolved Staff Comments.

There are no unresolved SEC Staff Comments.

Item 1C. Cybersecurity.

Cybersecurity Risk Management

Cybersecurity is an important and integrated part of the Company’s enterprise risk management strategy. Safeguarding the Company’s business information, intellectual property, customer, patient and employee data and technology systems is essential for the continuity of its businesses, meeting applicable regulatory requirements and maintaining the trust of its stakeholders.
To help protect the Company from a major cybersecurity incident that could have a material impact on operations or the Company’s financial results, the Company has implemented a robust information security program and has made technology investments that focus on cybersecurity incident prevention, detection and mitigation. The steps the Company takes to reduce its vulnerability and to mitigate the impacts from cybersecurity incidents include, but are not limited to: comprehensive information security policies and standards, implementing logical and technical controls through processes and technologies, monitoring its information technology systems for cybersecurity threats, assessing cybersecurity risk profiles of key third-parties, implementing cybersecurity training and collaborating with public and private organizations on cyber threat information and best practices. The Company is currently in material compliance with applicable information privacy and cybersecurity standards.

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

The Company’s information technology systems and processes are regularly assessed internally as well as by independent third parties for compliance with the following standards: HIPAA; NIST 800-53; System and Organization Controls (“SOC”) 1; SOC 2 Type 2; HI-TRUST; Payment Card Industry Data Security Standards; and the National Association of Insurance Commissioners. The Company annually purchases a cybersecurity risk insurance policy that is expected to help defray the costs associated with a covered cybersecurity incident if it occurred.

Although the Company did not experience a material cybersecurity incident during the year ended December 31, 2024, it did experience previously-disclosed impacts from the Change Healthcare cybersecurity incident in February 2024. See the Company’s Form 10-Q for the three months ended March 31, 2024 for more information. The scope and impact of any future direct or third-party cybersecurity incident cannot be predicted. See “Item 1A. Risk Factors” for more information on the Company’s cybersecurity-related risks.

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

The Board is actively engaged in overseeing and reviewing the Company’s strategic direction and objectives, taking into account, among other considerations, the Company’s risk profile and related exposures. As part of this oversight the Board has delegated certain of these responsibilities to committees of the Board. The Board has delegated the responsibility for the oversight of the Company’s cybersecurity risks to the Audit Committee. As part of this oversight, the Audit Committee reviews the Company’s cybersecurity program periodically, and at least annually. The Company’s CDDATO and CISO update the Audit Committee periodically, and at least annually, and the full Board as needed, on the Company’s cybersecurity program, including particular cybersecurity threats, incidents and new developments in the Company’s risk profile. The CISO is a member of the Company’s Disclosure Committee, and the CPO advises the Disclosure Committee on cybersecurity matters on an as-needed basis.

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

The Health Services segment leases 239 primary care centers across 27 states, totaling approximately 2.2 million square feet.

The Health Services segment also owns or leases office space used for administration, sales and marketing, technology and development and professional services throughout the U.S. and in Ireland.

Pharmacy & Consumer Wellness Segment

As of December 31, 2024, the Pharmacy & Consumer Wellness segment operated the following properties:

•More than 7,000 retail stores, of which approximately 4% were owned. Net selling space for retail stores was approximately 72.6 million square feet as of December 31, 2024.
•Approximately 1,860 retail pharmacies within retail chains, as well as approximately 30 clinics in Target Corporation (“Target”) stores;
•Owned distribution centers and leased distribution facilities throughout the U.S. totaling approximately 10.1 million square feet;
•Branches for compounding, specialty infusion and enteral nutrition services throughout the U.S.; and
•Owned and leased LTC pharmacies throughout the U.S. and an owned LTC repackaging facility.

In connection with certain business dispositions completed between 1995 and 1997, the Company continues to guarantee lease obligations for 61 former stores. The Company is indemnified for these guarantee obligations by the respective initial purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information on these guarantees, see “Lease Guarantees” in Note 18 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K.

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

Information about our Executive Officers

The following sets forth the name, age and biographical information for each of the Registrant’s executive officers as of February 12, 2025. In each case the officer’s term of office extends to the date of the meeting of the Board following the next annual meeting of stockholders of CVS Health Corporation. Previous positions and responsibilities held by each of the executive officers over the past five years or more are indicated below:

Heidi B. Capozzi, age 55, Executive Vice President and Chief People Officer of CVS Health Corporation since September 2024; Executive Vice President and Global Chief People Officer of McDonald’s Corporation from April 2020 through August 2024; Senior Vice President and Chief Human Resources Officer of The Boeing Company from April 2016 through April 2020.

James D. Clark, age 60, Senior Vice President - Controller and Chief Accounting Officer of CVS Health Corporation since November 2018; Vice President - Finance and Accounting of CVS Pharmacy, Inc. from September 2009 through October 2018.

Thomas F. Cowhey, age 52, Executive Vice President and Chief Financial Officer of CVS Health Corporation since January 2024; Senior Vice President and Interim Chief Financial Officer of CVS Health Corporation from October 2023 through January 2024; Senior Vice President, Corporate Finance of CVS Health Corporation from September 2023 through October 2023; Senior Vice President, Capital Markets of CVS Health Corporation from February 2022 through September 2023; and Executive Vice President and Chief Financial Officer of Surgical Partners, a large independent operator of short-stay surgical facilities, from April 2018 through February 2022.

Roger N. Farah, age 72, Executive Chair of the Board CVS Health Corporation since October 2024; Chair of the Board of CVS Health Corporation since May 2022; Director of CVS Health Corporation since November 2018; and Director of Aetna, Inc. from June 2007 through November 2018. He also currently serves as a director of The Progressive Corporation, an auto insurance company, and formerly served as Chairman of the Board and a director of Tiffany & Co. until January 2021, and as a director of Metro Bank PLC until March 2020.

J. David Joyner, age 60, President and Chief Executive Officer of CVS Health Corporation since October 2024; Executive Vice President of CVS Health Corporation and President of Pharmacy Services from January 2023 through October 2024; Strategic Business Advisor to gWell, Inc., a wellness technology company, from July 2021 through September 2023; Advisor to Podimetrics Inc., a health care company focused on the identification and treatment of diabetic foot ulcers from September 2020 through January 2023; Advisory Council to the Rawls College of Business of Texas Tech University since July 2020; Executive Vice President – Sales and Account Services, CVS Caremark for CVS Health Corporation from March 2011 through December 2019.

Samrat S. Khichi, age 57, Executive Vice President, Chief Policy Officer and General Counsel of CVS Health Corporation since February 2023; Executive Vice President, Corporate Development, Public Policy, Regulatory Affairs and General Counsel of Becton Dickinson Company (“BD”), a global medical technology company, from December 2017 through February 2023; Senior Vice President, General Counsel and Secretary of C.R. Bard, a medical technology company that was acquired from BD, from July 2014 through December 2017.

Tilak Mandadi, age 61, Executive Vice President, Ventures and Chief Digital, Data, Analytics and Technology Officer of CVS Health Corporation since July 2022; Chief Strategy Officer, MGM Resorts International from July 2021 through July 2022; Executive Vice President, Digital & Global Chief Technology Officer, Disney Parks, Experiences and Products from March 2013 through July 2021.

Steven H. Nelson, age 66, Executive Vice President and President, Aetna of CVS Health Corporation since November 2024; Chief Executive Officer, ChenMed LLC (“ChenMed”), a health care provider focused on senior citizens, from February 2024 through August 2024; President, ChenMed, from August 2023 through January 2024; President, JenCare Senior Medical Center, a ChenMed company, from September 2022 through August 2023; Co-Chairman and Chief Executive Officer of Duly Health and Care, a large multispecialty independent provider group, from July 2020 through September 2022.

Prem S. Shah, age 45, Executive Vice President and Group President of CVS Health Corporation since November 2024; Executive Vice President and Chief Pharmacy Officer of CVS Health Corporation from November 2021 through November 2024 and President or Co-President of Retail from January 2022 through November 2024; Executive Vice President, Specialty and Product Innovation, CVS Caremark from August 2018 through November 2021; Vice President - Specialty Pharmacy, CVS Caremark from February 2013 through July 2018.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

CVS Health Corporation’s common stock is listed on the New York Stock Exchange under the symbol “CVS.”

Dividends

During 2024, 2023 and 2022, the quarterly cash dividend was $0.665, $0.605 and $0.55 per share, respectively. CVS Health Corporation has paid cash dividends every quarter since becoming a public company and expects to maintain its quarterly dividend of $0.665 per share throughout 2025. Future dividends will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

See Note 14 ‘‘Shareholders’ Equity’’ included in Item 8 of this 10-K for information regarding CVS Health Corporation’s dividends.

Holders of Common Stock

As of February 5, 2025, there were 21,818 registered holders of the registrant’s common stock according to the records maintained by the registrant’s transfer agent.

Issuer Purchases of Equity Securities

The following share repurchase programs have been authorized by the Board:

In billions Authorization Date	Authorized	Remaining as of December 31, 2024
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the years ended December 31, 2024, 2023 and 2022, the Company repurchased an aggregate of 39.7 million shares of common stock for approximately $3.0 billion, an aggregate of 22.8 million shares of common stock for approximately $2.0 billion and an aggregate of 34.1 million shares of common stock for approximately $3.5 billion, respectively, each pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below.

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

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $1.5 billion fixed dollar ASR with Barclays Bank PLC. Upon payment of the $1.5 billion purchase price on January 4, 2022, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $1.5 billion notional amount of the ASR or approximately 11.6 million shares, which were placed into treasury stock in January 2022. The ASR was accounted for as an initial treasury stock transaction for $1.2 billion and a forward contract for $0.3 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus. In February 2022, the Company received approximately 2.7 million shares of CVS Health Corporation’s common stock, representing the remaining 20% of the $1.5 billion notional amount of the ASR, thereby concluding the ASR. These shares were placed into treasury stock and the forward contract was reclassified from capital surplus to treasury stock in February 2022.

At the time they were received, the initial and final receipt of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.

See Note 14 ‘‘Shareholders’ Equity’’ included in Item 8 of this 10-K for additional information regarding the Company’s share repurchases.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on CVS Health Corporation’s common stock (assuming reinvestment of dividends) with the cumulative total return on the S&P 500 Index, the S&P 500 Food and Staples Retailing Industry Group Index and the S&P 500 Healthcare Sector Group Index from December 31, 2019 through December 31, 2024. The graph assumes a $100 investment in shares of CVS Health Corporation’s common stock on December 31, 2019.

	December 31,
	2019	2020	2021	2022	2023	2024
CVS Health Corporation	$100	$95	$147	$136	$119	$70
S&P 500 (1)	100	118	152	125	157	197
S&P 500 Food & Staples Retailing Group Index (2)	100	116	146	131	151	204
S&P 500 Health Care Group Index (1) (3)	100	113	143	140	143	147
_____________________________________________
(1)Includes CVS Health Corporation.
(2)Includes 8 companies (COST, DG, DLTR, KR, SYY, TGT, WBA, WMT).
(3)Includes 61 companies.

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

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading health solutions company building a world of health around every consumer it serves and connecting care so that it works for people wherever they are. As of December 31, 2024, the Company had more than 9,000 retail locations, more than 1,000 walk-in and primary care medical clinics, a leading pharmacy benefits manager with approximately 90 million plan members and expanding specialty pharmacy solutions, and a dedicated senior pharmacy care business serving more than 800,000 patients per year. The Company also serves an estimated more than 36 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is creating new sources of value through its integrated model allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s primary customers, its members, primarily access the segment’s products and services through employer groups, government-sponsored plans or individually. The Health Care Benefits segment also serves customers who purchase products and services that are ancillary to its health insurance products. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” The Company sold Insured plans directly to individual consumers through the individual public health insurance exchanges (“Public Exchanges”) in 17 states as of December 31, 2024.

Overview of the Health Services Segment

The Health Services segment provides a full range of PBM solutions, delivers health care services in its medical clinics, virtually, and in the home, and offers provider enablement solutions. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. During 2023, the Company completed the acquisition of two key health care delivery assets – Signify Health, Inc. (“Signify Health”), a leader in health risk assessments, value-based care and provider enablement services, and Oak Street Health, Inc. (“Oak Street Health”), a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients. The Company also launched CordavisTM, a wholly owned subsidiary that works directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products. The Health Services segment’s clients and customers are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, CMS, plans offered on public and private health insurance exchanges and other sponsors of health benefit plans throughout the U.S., patients who receive care in the Health Services segment’s medical clinics, virtually or in the home, as well as Covered Entities.

Overview of the Pharmacy & Consumer Wellness Segment

The Pharmacy & Consumer Wellness segment dispenses prescriptions in its retail pharmacies and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of December 31, 2024, the Pharmacy & Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

Results of Operations

The following information summarizes the Company’s results of operations for 2024 compared to 2023.

For discussion of the Company’s results of operations for 2023 compared to 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 7, 2024.

Summary of Consolidated Financial Results

				Change
	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
In millions	2024	2023	2022	$	%	$	%
Revenues:
Products	$231,521	$245,138	$226,616	$(13,617)	(5.6)%	$18,522	8.2%
Premiums	122,896	99,192	85,330	23,704	23.9%	13,862	16.2%
Services	16,239	12,293	9,683	3,946	32.1%	2,610	27.0%
Net investment income	2,153	1,153	838	1,000	86.7%	315	37.6%
Total revenues	372,809	357,776	322,467	15,033	4.2%	35,309	10.9%
Operating costs:
Cost of products sold	206,287	217,098	196,892	(10,811)	(5.0)%	20,206	10.3%
Health care costs	115,121	86,247	71,073	28,874	33.5%	15,174	21.3%
Operating expenses	41,606	39,832	38,212	1,774	4.5%	1,620	4.2%
Restructuring charges	1,179	507	—	672	132.5%	507	100.0%
Opioid litigation charges	100	—	5,803	100	100.0%	(5,803)	(100.0)%
Loss on assets held for sale	—	349	2,533	(349)	(100.0)%	(2,184)	(86.2)%
Total operating costs	364,293	344,033	314,513	20,260	5.9%	29,520	9.4%
Operating income	8,516	13,743	7,954	(5,227)	(38.0)%	5,789	72.8%
Interest expense	2,958	2,658	2,287	300	11.3%	371	16.2%
Gain on early extinguishment of debt	(491)	—	—	(491)	(100.0)%	—	—%
Other income	(99)	(88)	(169)	(11)	(12.5)%	81	47.9%
Income before income tax provision	6,148	11,173	5,836	(5,025)	(45.0)%	5,337	91.4%
Income tax provision	1,562	2,805	1,509	(1,243)	(44.3)%	1,296	85.9%
Net income	4,586	8,368	4,327	(3,782)	(45.2)%	4,041	93.4%
Net (income) loss attributable to noncontrolling interests	28	(24)	(16)	52	216.7%	(8)	(50.0)%
Net income attributable to CVS Health	$4,614	$8,344	$4,311	$(3,730)	(44.7)%	$4,033	93.6%

Commentary - 2024 compared to 2023

Revenues
•Total revenues increased $15.0 billion, or 4.2%, in 2024 compared to 2023. The increase in total revenues was driven by growth in the Health Care Benefits and Pharmacy & Consumer Wellness segments, partially offset by a decline in the Health Services segment.
•Please see “Segment Analysis” later in this MD&A for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $1.8 billion, or 4.5%, in 2024 compared to 2023. The increase in operating expenses was primarily due to increased operating expenses to support growth in the business.

•Please see “Segment Analysis” later in this MD&A for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $5.2 billion, or 38.0%, in 2024 compared to 2023. The decrease in operating income was primarily driven by a decrease in adjusted operating income, which is primarily the result of elevated Medicare utilization in the Health Care Benefits segment, and an increase in restructuring charges compared to 2023. These decreases in operating income were partially offset by an increase in net realized capital gains, the absence of a $349 million loss on assets held for sale related to the write-down of the Company’s Omnicare® long-term care business recorded in the prior year, as well as lower acquisition-related transaction and integration costs.
•Please see “Segment Analysis” later in this MD&A for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense increased $300 million, or 11.3%, in 2024 compared to 2023, due to higher debt in the year ended December 31, 2024 primarily as a result of long-term debt issuances in 2024. See “Liquidity and Capital Resources” later in this report for additional information.

Gain on early extinguishment of debt
•During 2024, the gain on early extinguishment of debt relates to the Company’s repayment of $2.6 billion of its outstanding senior notes pursuant to its tender offers for such senior notes in December 2024, which resulted in a gain on early extinguishment of debt of $491 million. See Note 10 ‘‘Borrowings and Credit Agreements’’ included in Item 8 of this 10-K for additional information.

Income tax provision
•The Company’s effective income tax rate increased to 25.4% in 2024 compared to 25.1% in the prior year. The increase was primarily due to the mix of pre-tax income and certain non-deductible expenses, partially offset by basis differences on the disposition of certain investments and utilization of tax credits in the year ended December 31, 2024 compared to the prior year.

2025 Outlook

The Company believes you should consider the following key business and regulatory trends and uncertainties:

Key Business Trends and Uncertainties
•The Company expects medical membership declines in its Medicare and individual exchange products. Medical membership disruptions may result in volatility in the Company’s financial results.
•Utilization persisted at elevated levels through the fourth quarter of 2024. Although the level of utilization is difficult to accurately predict, at this time, the Company expects that continued elevated utilization will pressure its Health Care Benefits segment and its health care delivery assets in its Health Services segment into 2025.
•Increases in utilization beyond the Company’s projections may also result in the Company having to record premium deficiency reserves within in the Health Care Benefits segment during 2025.
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
•The Company’s individual exchange business is subject to a risk adjustment program whereby the Company estimates its ultimate risk adjustment receivable or payable based on the risk of its qualified plan members relative to the average risk of members of other qualified plans in comparable markets. Changes in the Company’s risk relative to the markets’ risk, including changes resulting from volatility in membership, could adversely impact the Company’s estimate of its risk adjustment receivable or payable.
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
•Regulatory changes or consumer sentiment shift for immunizations may negatively impact national demand impacting financial results.
•Implementation of new tariffs create exposure for increased costs and supply chain disruptions that can adversely impact consumer demand or financial results.
•Consumer spend management and a decline in consumer discretionary spending, as well as a shift to value, grocery and digital retailers, could drive lower front store sales.
•Future financial performance will be influenced by a number of factors including competitive demand for products and services, legislative and regulatory considerations, and labor and other market dynamics, including inflation. The Company evaluates and adjusts its approach in each of the markets it serves, considering all relevant factors.
•The Company expects benefits from ongoing enterprise-wide cost savings initiatives and investments in efficiencies, which aim to reduce the Company’s operating cost structure in a way that improves the consumer experience and is sustainable. During the third quarter of 2024, the Company finalized an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and generate expected cost savings of over $500 million in 2025. Refer to Note 3 ‘‘Restructuring’’ for actions implemented under the plan.
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

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other. The Company’s segments maintain separate financial information, and the Chief Operating Decision Maker (“the CODM”) evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The Company’s CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company’s segments based on adjusted operating income (loss). Adjusted operating income is defined as operating income as measured by accounting principles generally accepted in the United States of America (“GAAP”) excluding the impact of amortization of intangible assets, net realized capital gains or losses and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. See the reconciliations of operating income (loss) (GAAP measure) to adjusted operating income (loss) below for further context regarding the items excluded from operating income in determining adjusted operating income. The CODM uses adjusted operating income as its principal measure of segment performance as it enhances the CODM’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
2024
Total revenues	$130,665	$173,605	$124,500	$451	$(56,412)	$372,809
Adjusted operating income (loss)	307	7,243	5,774	(1,348)	—	11,976
2023
Total revenues	$105,646	$186,843	$116,763	$451	$(51,927)	$357,776
Adjusted operating income (loss)	5,577	7,312	5,963	(1,318)	—	17,534
2022
Total revenues	$91,350	$169,576	$108,596	$530	$(47,585)	$322,467
Adjusted operating income (loss)	6,338	6,781	6,531	(1,613)	—	18,037
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $11.4 billion, $13.7 billion and $12.6 billion of retail co-payments for 2024, 2023 and 2022, respectively. See Note 1 ‘‘Significant Accounting Policies’’ included in Item 8 of this 10-K for additional information about retail co-payments.
(2)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Health Services segment, and/or the Pharmacy & Consumer Wellness segment.

The following are reconciliations of consolidated operating income (loss) (GAAP measure) to consolidated adjusted operating income (loss), as well as reconciliations of segment GAAP operating income (loss) to segment adjusted operating income (loss):

	Year Ended December 31, 2024
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$(984)	$6,937	$4,770	$(2,207)	$8,516
Amortization of intangible assets (1)	1,175	595	253	2	2,025
Net realized capital (gains) losses (2)	97	(289)	—	75	(117)
Acquisition-related integration costs (3)	—	—	—	243	243
Restructuring charges (4)	—	—	747	432	1,179
Office real estate optimization charges (5)	19	—	4	7	30
Opioid litigation charges (6)	—	—	—	100	100
Adjusted operating income (loss)	$307	$7,243	$5,774	$(1,348)	$11,976

	Year Ended December 31, 2023
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$3,949	$6,842	$5,349	$(2,397)	$13,743
Amortization of intangible assets (1)	1,177	465	260	3	1,905
Net realized capital losses (2)	402	—	5	90	497
Acquisition-related transaction and integration costs (3)	—	—	—	487	487
Restructuring charges (4)	—	—	—	507	507
Office real estate optimization charges (5)	49	5	—	(8)	46
Loss on assets held for sale (7)	—	—	349	—	349
Adjusted operating income (loss)	$5,577	$7,312	$5,963	$(1,318)	$17,534

	Year Ended December 31, 2022
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$5,270	$6,612	$3,560	$(7,488)	$7,954
Amortization of intangible assets (1)	1,180	167	435	3	1,785
Net realized capital losses (2)	225	—	44	51	320
Office real estate optimization charges (5)	97	2	—	18	117
Opioid litigation charges (6)	—	—	—	5,803	5,803
Loss on assets held for sale (7)	41	—	2,492	—	2,533
Gain on divestiture of subsidiaries (8)	(475)	—	—	—	(475)
Adjusted operating income (loss)	$6,338	$6,781	$6,531	$(1,613)	$18,037
_____________________________________________
(1)The Company’s acquisition activities have resulted in the recognition of intangible assets as required under the acquisition method of accounting which consist primarily of trademarks, customer contracts/relationships, covenants not to compete, technology, provider networks and value of business acquired. Definite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment when events indicate that the carrying value may not be recoverable. The amortization of intangible assets is reflected in operating expenses within each segment. Although intangible assets contribute to the Company’s revenue generation, the amortization of intangible assets does not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Additionally, intangible asset amortization expense typically fluctuates based on the size and timing of the Company’s acquisition activity. Accordingly, the Company believes excluding the amortization of intangible assets enhances the Company’s and investors’ ability to compare the Company’s past financial performance with its current performance and to analyze underlying business performance and trends. Intangible asset amortization excluded from the related non-GAAP financial measure represents the entire amount recorded within the Company’s GAAP financial statements, and the revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. Intangible asset amortization is excluded from the related non-

GAAP financial measure because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised.
(2)The Company’s net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of insurance liabilities. Net realized capital gains and losses are reflected in net investment income (loss) within each segment. These capital gains and losses are the result of investment decisions, market conditions and other economic developments that are unrelated to the performance of the Company’s business, and the amount and timing of these capital gains and losses do not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Accordingly, the Company believes excluding net realized capital gains and losses enhances the Company’s and investors’ ability to compare the Company’s past financial performance with its current performance and to analyze underlying business performance and trends.
(3)In 2024, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. In 2023, the acquisition-related transaction and integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related transaction and integration costs are reflected in operating expenses within the Corporate/Other segment.
(4)In 2024, the restructuring charges are primarily comprised of a store impairment charge, corporate workforce optimization costs, including severance and employee-related costs, other asset impairment and related charges associated with the discontinuation of certain non-core assets, and a stock-based compensation charge. During the third quarter of 2024, the Company finalized an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with this restructuring plan, the Company completed a strategic review of its retail business and determined that it plans to close 271 retail stores in 2025, and, accordingly, it recorded a store impairment charge to write down the associated operating or financing lease right-of-use assets and property and equipment. In addition, during the third quarter of 2024, the Company also conducted a review of its various strategic assets and determined that it would discontinue the use of certain non-core assets, at which time impairment losses were recorded to write down the carrying value of these assets to the Company’s best estimate of their fair value. In 2023, the restructuring charges are primarily comprised of severance and employee-related costs, asset impairment charges and a stock-based compensation charge. The restructuring charges associated with the store impairments are reflected within the Pharmacy & Consumer Wellness segment, other asset impairments and related charges are reflected within the Corporate/Other and Pharmacy & Consumer Wellness segments and corporate workforce optimization costs, including severance and employee-related costs, as well as stock-based compensation changes, are reflected within the Corporate/Other segment.
(5)In 2024, 2023 and 2022, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the Company’s evaluation of corporate office real estate space in response to its ongoing flexible work arrangement. The office real estate optimization charges are reflected in operating expenses within each segment.
(6)In 2024, the opioid litigation charge relates to a change in the Company’s accrual related to ongoing opioid litigation matters. In 2022, the opioid litigation charges relate to agreements to resolve substantially all opioid claims against the Company by certain states and governmental entities. The opioid litigation charges are reflected within the Corporate/Other segment.
(7)In 2023 and 2022, the loss on assets held for sale relates to the LTC business within the Pharmacy & Consumer Wellness segment. During 2022, the Company determined that its LTC business was no longer a strategic asset and committed to a plan to sell it, at which time the LTC business met the criteria for held-for-sale accounting and its net assets were accounted for as assets held for sale. The carrying value of the LTC business was determined to be greater than its estimated fair value less costs to sell and, accordingly, the Company recorded a loss on assets held for sale during 2022. During the first quarter of 2023, a loss on assets held for sale was recorded to write down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflected its estimated fair value less costs to sell. As of the third quarter of 2023, the Company determined the LTC business no longer met the criteria for held-for-sale accounting and, accordingly, the net assets associated with the LTC business were reclassified to held and used at their respective fair values. During 2022, the loss on assets held for sale also relates to the Company’s international health care business domiciled in Thailand (“Thailand business”), which was included in the Commercial Business reporting unit in the Health Care Benefits segment. The sale of the Thailand business closed in the second quarter of 2022, and the ultimate loss on the sale was not material.
(8)In 2022, the gain on divestiture of subsidiaries represents the pre-tax gain on the sale of bswift, which the Company sold in November 2022, and the pre-tax gain on the sale of PayFlex, which the Company sold in June 2022. The gains on divestitures are reflected as a reduction of operating expenses within the Health Care Benefits segment.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
In millions, except percentages and basis points (“bps”)	2024	2023	2022	$	%	$	%
Revenues:
Premiums	$122,849	$99,144	$85,274	$23,705	23.9%	$13,870	16.3%
Services	6,343	5,737	5,600	606	10.6%	137	2.4%
Net investment income	1,473	765	476	708	92.5%	289	60.7%
Total revenues	130,665	105,646	91,350	25,019	23.7%	14,296	15.6%
Health care costs	113,659	85,504	71,473	28,155	32.9%	14,031	19.6%
MBR (Health care costs as a % of premium revenues)	92.5%	86.2%	83.8%	630	bps	240	bps
Operating expenses	$17,990	$16,193	$14,566	$1,797	11.1%	$1,627	11.2%
Operating expenses as a % of total revenues	13.8%	15.3%	15.9%
Loss on assets held for sale	$—	$—	$41	$—	—%	$(41)	(100.0)%
Operating income (loss)	(984)	3,949	5,270	(4,933)	(124.9)%	(1,321)	(25.1)%
Operating income (loss) as a % of total revenues	(0.8)%	3.7%	5.8%
Adjusted operating income (1)	$307	$5,577	$6,338	$(5,270)	(94.5)%	$(761)	(12.0)%
Adjusted operating income as a % of total revenues	0.2%	5.3%	6.9%
Premium revenues (by business):
Government	$88,433	$70,094	$63,141	$18,339	26.2%	$6,953	11.0%
Commercial	34,416	29,050	22,133	5,366	18.5%	6,917	31.3%
_____________________________________________
(1)See “Segment Analysis” above in this MD&A for a reconciliation of operating income (loss) (GAAP measure) to adjusted operating income for the Health Care Benefits segment, which represents the Company’s principal measure of segment performance.

Commentary - 2024 compared to 2023

Revenues
•Total revenues increased $25.0 billion, or 23.7%, in 2024 compared to 2023, primarily driven by growth in the Medicare and individual exchange product lines.

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
•The MBR increased from 86.2% to 92.5% in 2024 compared to the prior year primarily driven by increased utilization, the unfavorable impact of the Company’s Medicare Advantage star ratings for the 2024 payment year and higher acuity in Medicaid following the resumption of redeterminations.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses increased $1.8 billion, or 11.1%, in 2024 compared to 2023. The increase in operating expenses was primarily driven by increased operating expenses to support the growth across the business. Operating expenses as a percentage of total revenues decreased to 13.8% in the year ended December 31, 2024 compared to 15.3% in the prior year, reflecting improved fixed cost leverage across the business due to membership growth.

Adjusted operating income
•Adjusted operating income decreased $5.3 billion, or 94.5%, in 2024 compared to 2023. The decrease in adjusted operating income was primarily driven by increased utilization, the unfavorable impact of the Company’s Medicare Advantage star ratings for the 2024 payment year and higher acuity in Medicaid. These decreases were partially offset by an increase in net investment income and improved fixed cost leverage across the business due to membership growth.

The following table summarizes the Health Care Benefits segment’s medical membership as of December 31, 2024 and 2023:

	2024			2023
In thousands	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	4,691	14,160	18,851	4,252	14,087	18,339
Medicare Advantage	4,447	—	4,447	3,460	—	3,460
Medicare Supplement	1,282	—	1,282	1,343	—	1,343
Medicaid	2,094	421	2,515	2,073	444	2,517
Total medical membership	12,514	14,581	27,095	11,128	14,531	25,659

Supplemental membership information:
Medicare Prescription Drug Plan (standalone)			4,882			6,081

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
•Medical membership as of December 31, 2024 of 27.1 million increased 1.4 million members compared with December 31, 2023, reflecting increases in the Medicare and Commercial product lines.

Medicare Update
On April 1, 2024, CMS issued its final notice detailing final 2025 Medicare Advantage payment rates. Final 2025 Medicare Advantage rates resulted in an expected average decrease in revenue for the Medicare Advantage industry of 0.16%, excluding the CMS estimate of Medicare Advantage risk score trend. On January 10, 2025, CMS issued an advance notice detailing proposed 2026 Medicare Advantage payment rates. The 2026 Medicare Advantage rates, if finalized as proposed, will result in an expected average increase in revenue for the Medicare Advantage industry of 2.23%, excluding the CMS estimate of Medicare Advantage risk score trend. CMS intends to publish the final 2026 rate announcement no later than April 7, 2025.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of four or higher (out of five) to qualify for bonus payments. CMS released the Company’s 2025 star ratings in October 2024. The Company’s 2025 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2026. Based on the Company’s membership as of December 2024, 88% of the Company’s Medicare Advantage members were in plans with 2025 star ratings of at least 4.0 stars, compared to 91% of the Company’s Medicare Advantage members being in plans with 2024 star ratings of at least 4.0 stars based on the Company’s membership as of December 2023.

Health Services Segment

The following table summarizes the Health Services segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
In millions, except percentages	2024	2023	2022	$	%	$	%
Revenues:
Products	$162,436	$180,608	$167,019	$(18,172)	(10.1)%	$13,589	8.1%
Services	10,884	6,236	2,557	4,648	74.5%	3,679	143.9%
Net investment income (loss) (1)	285	(1)	—	286	NM	(1)	(100.0)%
Total revenues	173,605	186,843	169,576	(13,238)	(7.1)%	17,267	10.2%
Cost of products sold	160,036	175,424	160,738	(15,388)	(8.8)%	14,686	9.1%
Health care costs	3,407	1,607	—	1,800	112.0%	1,607	100.0%
Operating expenses	3,225	2,970	2,226	255	8.6%	744	33.4%
Operating expenses as a % of total revenues	1.9%	1.6%	1.3%
Operating income	$6,937	$6,842	$6,612	$95	1.4%	$230	3.5%
Operating income as a % of total revenues	4.0%	3.7%	3.9%
Adjusted operating income (2)	$7,243	$7,312	$6,781	$(69)	(0.9)%	$531	7.8%
Adjusted operating income as a % of total revenues	4.2%	3.9%	4.0%
Revenues (by distribution channel):
Pharmacy network (3)	$91,650	$112,718	$102,968	$(21,068)	(18.7)%	$9,750	9.5%
Mail & specialty (4)	70,877	67,992	63,825	2,885	4.2%	4,167	6.5%
Other	10,793	6,134	2,783	4,659	76.0%	3,351	120.4%
Net investment income (loss) (1)	285	(1)	—	286	NM	(1)	(100.0)%
Pharmacy claims processed (5)	1,917.6	2,344.3	2,335.1	(426.7)	(18.2)%	9.2	0.4%
Generic dispensing rate (5)	87.4%	87.6%	87.4%
_____________________________________________
(1)NM represents a percent change that is not meaningful.
(2)See “Segment Analysis” above in this MD&A for a reconciliation of operating income (GAAP measure) to adjusted operating income for the Health Services segment, which represents the Company’s principal measure of segment performance.
(3)Pharmacy network revenues relate to claims filled at retail and specialty retail pharmacies, including the Company’s retail pharmacies and LTC pharmacies, as well as activity associated with Maintenance Choice, which permits eligible client plan members to fill their maintenance prescriptions through mail order delivery or at a CVS pharmacy retail store for the same price as mail order.
(4)Mail & specialty revenues relate to specialty mail claims inclusive of Specialty Connect® claims picked up at a retail pharmacy, as well as mail order and specialty claims fulfilled by the Pharmacy & Consumer Wellness segment.
(5)Includes an adjustment to convert 90-day prescriptions to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

Commentary - 2024 compared to 2023

Revenues
•Total revenues decreased $13.2 billion, or 7.1%, in 2024 compared to 2023. The decrease was primarily driven by the previously announced loss of a large client and continued pharmacy client price improvements. These decreases were partially offset by pharmacy drug mix, increased contributions from the Company’s health care delivery assets, including the 2023 acquisitions of Oak Street Health and Signify Health, as well as growth in specialty pharmacy.

Operating expenses
•Operating expenses in the Health Services segment include selling, general and administrative expenses; and depreciation and amortization expense.
•Operating expenses increased $255 million, or 8.6%, in 2024 compared to 2023. The increase was primarily driven by operating expenses associated with Oak Street Health which was acquired in May of 2023, including the amortization of acquired intangible assets.

Adjusted operating income
•Adjusted operating income decreased $69 million, or 0.9%, in 2024 compared to 2023. The decrease in adjusted operating income was primarily driven by continued pharmacy client price improvements and the previously announced loss of a large client. These decreases were largely offset by improved purchasing economics.
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
•The Company’s pharmacy claims processed decreased 18.2% on a 30-day equivalent basis in 2024 compared to 2023 primarily driven by the previously announced loss of a large client.

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
•The Health Services segment’s generic dispensing rate decreased to 87.4% in 2024 compared to 87.6% in the prior year. The decrease in the segment’s generic dispensing rate was primarily driven by an increase in brand name GLP-1 pharmacy claims in 2024 compared to 2023.

Pharmacy & Consumer Wellness Segment

The following table summarizes the Pharmacy & Consumer Wellness segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
In millions, except percentages	2024	2023	2022	$	%	$	%
Revenues:
Products	$122,028	$113,976	$104,878	$8,052	7.1%	$9,098	8.7%
Services	2,472	2,792	3,762	(320)	(11.5)%	(970)	(25.8)%
Net investment income (loss)	—	(5)	(44)	5	100.0%	39	88.6%
Total revenues	124,500	116,763	108,596	7,737	6.6%	8,167	7.5%
Cost of products sold	99,337	91,447	82,063	7,890	8.6%	9,384	11.4%
Operating expenses	19,646	19,618	20,481	28	0.1%	(863)	(4.2)%
Operating expenses as a % of total revenues	15.8%	16.8%	18.9%
Restructuring charges	$747	$—	$—	$747	100.0%	$—	—%
Loss on assets held for sale	—	349	2,492	(349)	(100.0)%	(2,143)	(86.0)%
Operating income	4,770	5,349	3,560	(579)	(10.8)%	1,789	50.3%
Operating income as a % of total revenues	3.8%	4.6%	3.3%
Adjusted operating income (1)	$5,774	$5,963	$6,531	$(189)	(3.2)%	$(568)	(8.7)%
Adjusted operating income as a % of total revenues	4.6%	5.1%	6.0%
Revenues (by major goods/service lines):
Pharmacy	$100,687	$92,111	$83,480	$8,576	9.3%	$8,631	10.3%
Front Store	21,522	22,458	22,780	(936)	(4.2)%	(322)	(1.4)%
Other	2,291	2,199	2,380	92	4.2%	(181)	(7.6)%
Net investment income (loss)	—	(5)	(44)	5	100.0%	39	88.6%
Prescriptions filled (2)	1,715.5	1,649.1	1,625.4	66.4	4.0%	23.7	1.5%
Same store sales increase (decrease): (3)
Total	9.4%	10.7%	9.1%
Pharmacy	12.3%	13.6%	9.5%
Front Store	(2.1)%	0.3%	7.8%
Prescription volume (2)	6.8%	3.9%	4.0%
Generic dispensing rate (2)	88.9%	88.4%	87.4%
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

Commentary - 2024 compared to 2023

Revenues
•Total revenues increased $7.7 billion, or 6.6%, in 2024 compared to 2023. The increase was primarily driven by pharmacy drug mix and increased prescription volume, including increased contributions from vaccinations. These increases were partially offset by continued pharmacy reimbursement pressure, the impact of recent generic introductions and decreased front store volume, including the impact of a decrease in store count and lower contributions from COVID-19 over-the-counter (“OTC”) test kits since the expiration of the public health emergency in May 2023.
•Pharmacy same store sales increased 12.3% in 2024 compared to 2023. The increase was primarily driven by the 6.8% increase in pharmacy same store prescription volume on a 30-day equivalent basis, including increased contributions from vaccinations, and pharmacy drug mix, including branded GLP-1 drugs. These increases were partially offset by continued pharmacy reimbursement pressure and the impact of recent generic introductions.
•Front store same store sales decreased 2.1% in 2024 compared to 2023 primarily due to general softening of consumer demand and lower contributions from COVID-19 OTC test kits compared to the prior year.

Operating expenses
•Operating expenses in the Pharmacy & Consumer Wellness segment include payroll, employee benefits and occupancy costs associated with the segment’s stores and pharmacy fulfillment operations; selling expenses; advertising expenses; depreciation and amortization expense and certain administrative expenses.
•Operating expenses remained relatively consistent in 2024 compared to the prior year at $19.6 billion, as the absence of gains from anti-trust legal settlements and increased investments in the segment’s operations and capabilities were substantially offset by the decrease in store count.

Restructuring charges
•During 2024, the Company recorded $747 million of restructuring charges related to the write-down of lease right-of-use assets and property and equipment in connection with the Company’s restructuring program. See Note 3 ‘‘Restructuring’’ included in Item 8 of this 10-K for additional information.

Loss on assets held for sale
•During 2023, the Company recorded losses on assets held for sale of $349 million related to the write-down of its LTC business. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ included in Item 8 of this 10-K for additional information.

Adjusted operating income
•Adjusted operating income decreased $189 million, or 3.2%, in 2024 compared to 2023 primarily driven by continued pharmacy reimbursement pressure and decreased front store volume, including lower contributions from COVID-19 OTC test kits, largely offset by increased prescription volume, including increased contributions from vaccinations, as well as improved drug purchasing.
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
•Prescriptions filled increased 4.0% on a 30-day equivalent basis in 2024 compared to 2023 primarily driven by increased utilization, partially offset by the decrease in store count.

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

•The Pharmacy & Consumer Wellness segment’s generic dispensing rate increased to 88.9% in 2024 compared to 88.4% in the prior year. The increase in the segment’s generic dispensing rate was primarily driven by the impact of new generic drug introductions and the Company’s ongoing efforts to encourage plan members to use generic drugs when they are available and clinically appropriate.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
In millions, except percentages	2024	2023	2022	$	%	$	%
Revenues:
Premiums	$47	$48	$56	$(1)	(2.1)%	$(8)	(14.3)%
Services	9	9	68	—	—%	(59)	(86.8)%
Net investment income	395	394	406	1	0.3%	(12)	(3.0)%
Total revenues	451	451	530	—	—%	(79)	(14.9)%
Cost of products sold	—	1	42	(1)	(100.0)%	(41)	(97.6)%
Health care costs	187	210	249	(23)	(11.0)%	(39)	(15.7)%
Operating expenses	1,939	2,130	1,924	(191)	(9.0)%	206	10.7%
Restructuring charges	432	507	—	(75)	(14.8)%	507	100.0%
Opioid litigation charges	100	—	5,803	100	100.0%	(5,803)	(100.0)%
Operating loss	(2,207)	(2,397)	(7,488)	190	7.9%	5,091	68.0%
Adjusted operating loss (1)	(1,348)	(1,318)	(1,613)	(30)	(2.3)%	295	18.3%
_____________________________________________
(1)See “Segment Analysis” above in this MD&A for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - 2024 compared to 2023

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues of $451 million in 2024 remained consistent compared to 2023.

Restructuring charges
•During 2024, the Company recorded $432 million of restructuring charges comprised of $129 million of asset impairment and related charges associated with the write-down of certain non-core assets, $293 million of severance and employee-related costs associated with corporate workforce optimization and a $10 million stock-based compensation charge associated with the impacted employees. During 2023, the Company recorded $507 million in pre-tax restructuring charges, comprised of $344 million of severance and employee-related costs associated with corporate workforce optimization, $152 million of asset impairment charges and an $11 million stock-based compensation charge associated with the impacted employees. See Note 3 ‘‘Restructuring’’ included in Item 8 of this 10-K for additional information.

Adjusted operating loss
•Adjusted operating loss of $1.3 billion in 2024 remained relatively consistent compared to 2023.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of December 31, 2024, the Company had approximately $8.6 billion in cash and cash equivalents, approximately $3.8 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash for the years ended December 31, 2024, 2023 and 2022 was as follows:

				Change
	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
In millions	2024	2023	2022	$	%	$	%
Net cash provided by operating activities	$9,107	$13,426	$16,177	$(4,319)	(32.2)%	$(2,751)	(17.0)%
Net cash used in investing activities	(7,613)	(20,889)	(5,047)	13,276	63.6%	(15,842)	(313.9)%
Net cash provided by (used in) financing activities	(1,135)	2,683	(10,516)	(3,818)	(142.3)%	13,199	125.5%
Net increase (decrease) in cash, cash equivalents and restricted cash	$359	$(4,780)	$614	$5,139	107.5%	$(5,394)	(878.5)%

Commentary - 2024 compared to 2023

•Net cash provided by operating activities decreased by $4.3 billion in 2024 compared to 2023 primarily due to the impact of elevated Medicare utilization on earnings.
•Net cash used in investing activities decreased by $13.3 billion in 2024 compared to 2023 primarily due to the acquisitions of Oak Street Health in May 2023 and Signify Health in March 2023, partially offset by higher net purchases of investments. In addition, cash used in investing activities reflected the following activity:
•Gross capital expenditures were approximately $2.8 billion and $3.0 billion in 2024 and 2023, respectively. During 2024, approximately 76% of the Company’s total capital expenditures were for technology, digital and other strategic initiatives and 24% were for store, fulfillment and support and improvements.
•Net cash used in financing activities was $1.1 billion in 2024 compared to net cash provided by financing activities of $2.7 billion in 2023. The change in cash provided by (used in) financing activities primarily related to lower proceeds from the issuance of long-term debt and higher repayments of long-term debt in 2024 compared to the prior year, as well as higher repurchases of common stock in 2024, partially offset by higher proceeds from commercial paper borrowings compared to the prior year.

Included in net cash used in investing activities for the years ended December 31, 2024, 2023 and 2022 was the following store development activity: (1)

	2024	2023	2022
Total stores (beginning of year)	9,395	9,674	9,939
New and acquired stores (2)	39	39	41
Closed stores (2)	(299)	(318)	(306)
Total stores (end of year)	9,135	9,395	9,674
Relocated stores (2)	3	5	4
_____________________________________________
(1)Includes retail drugstores and pharmacies within retail chains, primarily in Target Corporation (“Target”) stores.
(2)Relocated stores are not included in new and acquired stores or closed stores totals.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company had $2.1 billion of commercial paper outstanding at a weighted average interest rate of 4.98% as of December 31, 2024. The Company had $200 million of commercial paper outstanding at a weighted interest rate of 4.31% as of December 31, 2023. In connection with its commercial paper program, the Company maintains a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2027, a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2028, and a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2029. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of December 31, 2024 and 2023, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

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

Federal Home Loan Bank of Boston (“FHLBB”)
A subsidiary of the Company is a member of the FHLBB. As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of December 31, 2024 was approximately $1.2 billion. As of December 31, 2024 and 2023, there were no outstanding advances from the FHLBB.

Long-term Borrowings

2024 Notes
On December 10, 2024, the Company issued $2.25 billion aggregate principal amount of 7.0% fixed-to-fixed rate series A junior subordinated notes due March 2055 and $750 million aggregate principal amount of 6.75% fixed-to-fixed rate series B junior subordinated notes due December 2054 for total proceeds of approximately $3.0 billion, net of discounts and underwriting fees. The series A junior subordinated notes bear interest at 7.0% per year until March 10, 2030, at which time the rate will reset March 10th of every fifth year, provided that the interest rate will not reset below the initial interest rate. The series B junior subordinated notes bear interest at 6.75% per year until December 10, 2034, at which time the rate will reset December 10th of every fifth year, provided that the interest rate will not reset below the initial interest rate. The series A and series B junior subordinated notes pay interest semi-annually and may be redeemed at any time beginning 90 days prior to their respective first interest rate reset date and on any interest payment date thereafter, in whole or in part at a defined redemption price plus accrued interest. The net proceeds of these offerings were used for the early extinguishment of certain of the Company’s senior notes as described below and the remaining proceeds after the early extinguishment of debt were used for general corporate purposes.

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

Gain on Early Extinguishment of Debt
In December 2024, pursuant to a cash tender offer, the Company repaid approximately $2.6 billion of its outstanding senior notes for a cash payment of approximately $2.0 billion. The senior notes purchased include: $226 million of its 4.1% senior notes due March 2025, $398 million of its 4.125% senior notes due April 2040, $883 million of its 2.7% senior notes due August 2040, $274 million of its 4.125% senior notes due November 2042, $463 million of its 3.875% senior notes due August 2047 and $351 million of its 4.25% senior notes due April 2050. In connection with the purchase of such senior notes, the Company recognized a total gain on early extinguishment of debt of $491 million, net of unamortized deferred financing costs and incurred fees.

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

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes (see Note 10 ‘‘Borrowings and Credit Agreements’’ included in Item 8 of this 10-K) contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of December 31, 2024, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of December 31, 2024, the Company’s long-term debt was rated “BBB” by Fitch Ratings, Inc. (“Fitch”), “Baa3” by Moody’s Investors Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “F2” by Fitch, “P-3” by Moody’s and “A-2” by S&P. In August 2024, Moody’s and S&P changed their outlook on the Company’s long-term debt from “Stable” to “Negative.” In October 2024, Moody’s placed the Company’s long-term debt ratings and the Company’s commercial paper program on review for downgrade. Subsequently, in December 2024, Moody’s downgraded the Company’s long-term debt rating to “Baa3” and the Company’s commercial paper rating to “P3” and changed their outlook on the Company to “Stable”. In December 2024, Fitch initiated ratings coverage on the Company and assigned a first-time “BBB” rating to the Company’s long-term debt and a “F2” rating to the Company’s commercial paper program with the outlook on the Company of “Negative”. In assessing the Company’s credit strength, the Company believes that Moody’s, S&P and Fitch considered, among other things, the Company’s capital structure and financial policies, as well as its consolidated balance sheet, its historical acquisition activity and other financial information, including the Company’s expectations for future earnings and cash flows. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot predict the future actions of Moody’s, S&P and/or Fitch. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Programs

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

The following share repurchase programs have been authorized by the Board:

In billions Authorization Date	Authorized	Remaining as of December 31, 2024
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the years ended December 31, 2024, 2023 and 2022, the Company repurchased an aggregate of 39.7 million shares of common stock for approximately $3.0 billion, an aggregate of 22.8 million shares of common stock for approximately $2.0 billion and an aggregate of 34.1 million shares of common stock for approximately $3.5 billion, respectively, each pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below.

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

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $1.5 billion fixed dollar ASR with Barclays Bank PLC. Upon payment of the $1.5 billion purchase price on January 4, 2022, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $1.5 billion notional amount of the ASR or approximately 11.6 million shares, which were placed into treasury stock in January 2022. The ASR was accounted for as an initial treasury stock transaction for $1.2 billion and a forward contract for $0.3 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus. In February 2022, the Company received approximately 2.7 million shares of CVS Health Corporation’s common stock, representing the remaining 20% of the $1.5 billion notional amount of the ASR, thereby concluding the ASR. These shares were placed into treasury stock and the forward contract was reclassified from capital surplus to treasury stock in February 2022.

At the time they were received, the initial and final receipt of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.

Dividends

During 2024, 2023 and 2022 the quarterly cash dividend was $0.665, $0.605 and $0.55 per share, respectively. CVS Health Corporation has paid cash dividends every quarter since becoming a public company and expects to maintain its quarterly dividend of $0.665 per share throughout 2025. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

Future Cash Requirements

The following table summarizes certain estimated future cash requirements under the Company’s various contractual obligations at December 31, 2024, in total and disaggregated into current and long-term obligations. The table below does not include future payments of claims to health care providers or pharmacies because certain terms of these payments are not determinable at December 31, 2024 (for example, the timing and volume of future services provided under fee-for-service arrangements and future membership levels for capitated arrangements).

In millions	Total	Current	Long-Term
Operating lease liabilities (1)	$21,189	$2,683	$18,506
Finance lease liabilities (1)	2,038	144	1,894
Contractual lease obligations with Target (2)	2,217	—	2,217
Commercial paper (3)	2,119	2,119	—
Long-term debt (3)	63,268	3,559	59,709
Interest payments on long-term debt (3)	42,240	2,892	39,348
Opioid litigation settlement obligations (4)	4,792	814	3,978
Other long-term liabilities on the consolidated balance sheets (5)
Future policy benefits (6)	4,560	371	4,189
Unpaid claims (6)	993	280	713
Policyholders’ funds (6) (7)	1,270	869	401
Total	$144,686	$13,731	$130,955
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
(3)Refer to Note 10 ‘‘Borrowings and Credit Agreements’’ included in Item 8 of this 10-K for additional information regarding the maturities of debt principal and commercial paper borrowings. Interest payments on long-term debt are calculated using outstanding balances and interest rates in effect on December 31, 2024.
(4)Refer to Note 18 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K for additional information regarding the opioid litigation settlement obligations.
(5)Payments of other long-term liabilities exclude Separate Accounts liabilities of approximately $3.3 billion because these liabilities are supported by assets that are legally segregated and are not subject to claims that arise out of the Company’s business.
(6)Total payments of future policy benefits, unpaid claims and policyholders’ funds include $566 million, $911 million and $137 million, respectively, of reserves for contracts subject to reinsurance. The Company expects the assuming reinsurance carrier to fund these obligations and has reflected these amounts as reinsurance recoverable assets on the consolidated balance sheets.
(7)Customer funds associated with group life and health contracts of approximately $52 million have been excluded from the table above because such funds may be used primarily at the customer’s discretion to offset future premiums and/or for refunds, and the timing of the related cash flows cannot be determined. Additionally, net unrealized capital losses on debt securities supporting experience-rated products of $25 million, before tax, have been excluded from the table above.

Restrictions on Certain Payments

In addition to general state law restrictions on payments of dividends and other distributions to stockholders applicable to all corporations, health maintenance organizations (“HMOs”) and insurance companies are subject to further regulations that, among other things, may require those companies to maintain certain levels of equity (referred to as surplus) and restrict the amount of dividends and other distributions that may be paid to their equity holders. These regulations are not directly applicable to CVS Health Corporation as a holding company since CVS Health Corporation is not an HMO or an insurance company. In addition, in connection with the Aetna Acquisition, the Company made certain undertakings that require prior regulatory approval of dividends by certain of its HMOs and insurance companies. The additional regulations and undertakings applicable to the Company’s HMO and insurance company subsidiaries are not expected to affect the Company’s ability to service the Company’s debt, meet other financing obligations or pay dividends, or the ability of any of the Company’s subsidiaries to service their debt or other financing obligations. Under applicable regulatory requirements and undertakings, at December 31, 2024, the maximum amount of dividends that may be paid by the Company’s insurance and HMO subsidiaries without prior approval by regulatory authorities was $1.6 billion in the aggregate.

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

At December 31, 2024 and 2023, the Company held investments of $269 million and $307 million, respectively, that are not accounted for as Separate Accounts assets but are legally segregated and are not subject to claims that arise out of the Company’s business. See Note 4 ‘‘Investments’’ included in Item 8 of this 10-K for additional information on investments related to the 2012 conversion of an existing group annuity contract from a participating to a non-participating contract.

Solvency Regulation

The National Association of Insurance Commissioners (the “NAIC”) utilizes risk-based capital (“RBC”) standards for insurance companies that are designed to identify weakly-capitalized companies by comparing each company’s adjusted surplus to its required surplus (the “RBC Ratio”). The RBC Ratio is designed to reflect the risk profile of insurance companies. Within certain ratio ranges, regulators have increasing authority to take action as the RBC Ratio decreases. There are four levels of regulatory action, ranging from requiring an insurer to submit a comprehensive financial plan for increasing its RBC to the state insurance commissioner to requiring the state insurance commissioner to place the insurer under regulatory control. At December 31, 2024, all of the Company’s insurance and HMO subsidiaries were above the RBC level that would require regulatory action. The RBC framework described above for insurers has been extended by the NAIC to health organizations, including HMOs. Although not all states had adopted these rules at December 31, 2024, at that date each of the Company’s active HMOs had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules. External rating agencies use their own capital models and/or RBC standards when they determine a company’s rating.

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

During the years ended December 31, 2024, 2023 and 2022, the Company recorded yield-related impairment losses on debt securities of $73 million, $152 million and $143 million, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company recorded credit-related losses on debt securities of $9 million, $3 million and $13 million, respectively.

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

The total reserve for estimated inventory losses covered by this critical accounting policy was $600 million and $607 million as of December 31, 2024 and 2023, respectively. Although management believes there is sufficient current and historical information available to record reasonable estimates for estimated inventory losses, it is possible that actual results could differ. In order to help investors assess the aggregate risk, if any, associated with the inventory-related uncertainties discussed above, a ten percent (10%) pre-tax change in estimated inventory losses, which is a reasonably likely change, would increase or decrease the total reserve for estimated inventory losses by approximately $60 million as of December 31, 2024.

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

During the third quarter of 2024, in connection with its enterprise-wide restructuring plan, the Company completed a strategic review of its retail business, which included evaluating changes in population, consumer buying patterns and future health requirements to ensure continued alignment of its retail footprint with consumer needs. In connection with this initiative, in September 2024, the Company determined it planned to close 271 retail stores in 2025. As a result, management determined that there were indicators of impairment with respect to the impacted stores’ asset groups, including the associated operating or financing lease right-of-use assets and property and equipment. A long-lived asset impairment test was performed during the third quarter of 2024, the results of which indicated that the fair value of certain retail store asset groups were lower than their respective carrying values. Accordingly, in the three months ended September 30, 2024, the Company recorded a store impairment charge of $607 million, consisting of a write down of $483 million related to operating and financing lease right-of-use assets and $124 million related to property and equipment. The charge associated with the store impairments was included in the restructuring charges within the Pharmacy & Consumer Wellness segment.

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

The determination of the fair value of the reporting units requires the Company to make significant assumptions and estimates. These assumptions and estimates primarily include the selection of appropriate peer group companies; control premiums and valuation multiples appropriate for acquisitions in the industries in which the Company competes; discount rates; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, income taxes, capital expenditures and future working capital requirements. When determining these assumptions and preparing these estimates, the Company considers each reporting unit’s historical results and current operating trends; consolidated revenues, profitability and cash flow results and forecasts; and industry trends. The Company’s estimates can be affected by a number of factors, including general economic and regulatory conditions; the risk-free interest rate environment; the Company’s market capitalization; efforts of customers and payers to reduce costs, including their prescription drug costs, and/or increase member co-payments; the continued efforts of competitors to gain market share; consumer spending patterns; and the Company’s ability to achieve its revenue growth projections and execute on its cost reduction initiatives.

2024 Goodwill Impairment Test
During the fourth quarter of 2024, the Company performed its required annual impairment test of goodwill. The results of the impairment tests indicated that there was no impairment of goodwill as of the testing date. The fair values of the reporting units with goodwill exceeded their carrying values by significant margins, with the exception of the Government reporting unit and the Health Care Delivery reporting unit which exceeded their carrying values by approximately 4% and 8%, respectively.

During 2024, the Government reporting unit within the Health Care Benefits segment experienced continued elevated utilization pressure in Medicare and higher than expected acuity following the resumption of member redeterminations in Medicaid, which have resulted in higher medical benefit ratios and lower gross margins than those originally estimated when the prior year annual goodwill impairment test was performed. Upon assessment of the impact of these factors on the Company’s year-to-date 2024 results and its expectations for the full year, the Company determined there were indicators that the Government reporting unit’s goodwill may be impaired, and accordingly, performed an interim goodwill impairment test during the third quarter of 2024. The results of the interim goodwill impairment test showed that the fair value of the Government reporting unit exceeded its carrying value by approximately 10%, therefore there was no impairment of goodwill as of the interim testing date. During the fourth quarter of 2024, the Company updated its budget for 2025 and outlook for future years and performed its annual impairment test of goodwill. The results of the impairment test showed that the fair value of the Government reporting unit exceeded its carrying value by approximately 4%, therefore there was no impairment of goodwill as of the annual testing date.

Although the Company believes the financial projections used to determine the fair value of the Government reporting unit were reasonable and achievable, continued utilization pressure within the Medicare product line and continued higher acuity in Medicaid may affect the Company’s ability to increase operating income in the Government reporting unit at the rate estimated when such goodwill impairment test was performed. Some of the key assumptions included in the Company’s financial projections to determine the estimated fair value of its Government reporting unit include future health care costs, changes in medical membership, revenue growth rates, operating margins and operating expense ratios. The estimated fair value of the Government reporting unit is also dependent on multiples of market participants in the health insurance industry, as well as the risk-free interest rate environment which impacts the discount rate used in the discounted cash flow method. As of December 31, 2024, the goodwill balance in the Government reporting unit was approximately $21.2 billion.

In 2023, the Company formed a new Health Care Delivery reporting unit within the Health Services segment. The Health Care Delivery reporting unit is primarily comprised of the Signify Health and Oak Street Health care delivery assets, which were acquired on March 29, 2023 and May 2, 2023, respectively. These transactions were accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values at the date of acquisition. Given the close proximity of the acquisition dates to the 2024 annual impairment test of goodwill, as expected, the fair value of these two businesses and, therefore, of the Health Care Delivery reporting unit, remained relatively in line with the carrying value of the reporting unit. This fair value estimate is sensitive to significant assumptions including the revenue growth rate, operating income and the discount rate. As of December 31, 2024, the goodwill balance in the Health Care Delivery reporting unit was $10.4 billion.

2023 Goodwill Impairment Test
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

The indefinite-lived intangible asset impairment loss calculation contains uncertainty since management must use judgment to estimate fair value based on the assumption that, in lieu of ownership of an intangible asset, the Company would be willing to pay a royalty in order to utilize the benefits of the asset. Fair value is estimated by discounting the hypothetical royalty payments to their present value over the estimated economic life of the asset. These estimates can be affected by a number of factors including general economic conditions, availability of market information and the profitability of the Company. There were no impairment losses recognized on indefinite-lived intangible assets in any of the years ended December 31, 2024, 2023 or 2022.

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

During 2024 and 2023, the segment observed an increase in completion factors relative to those assumed at the prior year end. After considering the claims paid in 2024 and 2023 with dates of service prior to the fourth quarter of the previous year, the segment observed assumed incurred claim weighted average completion factors that were 23 and 4 basis points higher, respectively, than previously estimated, resulting in a decrease of $339 million and $55 million in 2024 and 2023, respectively, in health care costs payable that related to the prior year. The segment has considered the pattern of changes in its completion factors when determining the completion factors used in its estimates of IBNR as of December 31, 2024. However, based on historical claim experience, it is reasonably possible that the estimated weighted average completion factors may vary by plus or minus 9 basis points from the assumed rates, which could impact health care costs payable by approximately plus or minus $202 million pretax.

Also, during 2024 and 2023, the Health Care Benefits segment observed that health care costs for claims with claim incurred dates of three months or less before the financial statement date were lower than previously estimated. Specifically, after considering the claims paid in 2024 and 2023 with claim incurred dates for the fourth quarter of the previous year, the segment observed health care costs that were 3.2% and 4.5% lower, respectively, for each fourth quarter than previously estimated, resulting in a reduction of $546 million and $620 million in 2024 and 2023, respectively, in health care costs payable that related to prior year.

Management considers historical health care cost trend rates together with its knowledge of recent events that may impact current trends when developing estimates of current health care cost trend rates. When establishing reserves as of December 31, 2024, the segment increased its assumed health care cost trend rates for the most recent three months by 3.4% from health care cost trend rates recently observed. Based on historical claim experience, it is reasonably possible that the segment’s estimated health care cost trend rates may vary by plus or minus 3.5% from the assumed rates, which could impact health care costs payable by plus or minus $808 million pretax.

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

Investments
The Company’s investment portfolio supported the following products at December 31, 2024 and 2023:

In millions	2024	2023
Experience-rated products	$652	$723
Remaining products	30,689	25,555
Total investments	$31,341	$26,278

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

The debt securities in the Company’s investment portfolio had an average credit quality rating of A at both December 31, 2024 and 2023, with a fair value of approximately $5.9 billion and $4.6 billion rated AAA at December 31, 2024 and 2023, respectively. The fair value of debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) was $2.4 billion and $2.1 billion at December 31, 2024 and 2023, respectively (of which 1.6% and 1.5% at December 31, 2024 and 2023, respectively, supported experience-rated products).

At December 31, 2024 and 2023, the Company held $82 million and $218 million, respectively, of municipal debt securities that were guaranteed by third parties, representing less than 1% and 1% of total investments at December 31, 2024 and 2023, respectively. These securities had an average credit quality rating of AA+ at both December 31, 2024 and 2023, with the guarantee. These securities had an average credit quality rating of AA and AA- at December 31, 2024 and 2023, respectively, without the guarantee. The Company does not have any significant concentration of investments with third party guarantors (either direct or indirect).

The Company generally classifies debt securities as available for sale, and carries them at fair value on the consolidated balance sheets. At both December 31, 2024 and 2023, less than 1% of debt securities were valued using inputs that reflect the Company’s assumptions (categorized as Level 3 inputs in accordance with GAAP). See Note 5 ‘‘Fair Value’’ included in Item 8 of this 10-K for additional information on the methodologies and key assumptions used to determine the fair value of investments. For additional information related to investments, see Note 4 ‘‘Investments’’ included in Item 8 of this 10-K.

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

Assuming an immediate increase of 100 basis points in interest rates, the theoretical decline in the fair values of market sensitive instruments at December 31, 2024 is as follows:

•The fair value of long-term debt issued by the Company would decline by approximately $3.3 billion ($4.1 billion pretax). Changes in the fair value of long-term debt do not impact the Company’s operating results or financial condition.
•The theoretical reduction in the fair value of interest rate sensitive investments partially offset by the theoretical reduction in the fair value of interest rate sensitive liabilities would result in a net decline in fair value of approximately $650 million ($820 million pretax) related to continuing non-experience-rated products. Net reductions in fair value would be reflected as an unrealized loss in equity, as the Company classifies these debt securities as available for sale, and the effect of the interest rate on interest rate sensitive liabilities is recorded in other comprehensive income (loss).

If the value of the Company’s publicly traded domestic equity securities held within its investment portfolio were to decline by 15%, this would result in a net decline in fair value of $43 million ($54 million pretax).

Based on overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect consolidated near-term financial condition, operating results or cash flows as of December 31, 2024.

Evaluation of Foreign Currency and Commodity Risk

At December 31, 2024 and 2023, the Company did not have any material foreign currency exchange rate or commodity derivative instruments in place and believes its exposure to foreign currency exchange rate risk is not material.

Evaluation of Operational Risks

The Company also faces certain operational risks. Those risks include risks related to information security, including cybersecurity.

The Company and its vendors have experienced diverse cyberattacks and expect to continue to experience cyberattacks going forward. As examples, the Company and its vendors have experienced attempts to gain access to systems, denial of service attacks, attempted malware infections, account takeovers, scanning activity and phishing emails. Attacks can originate from external criminals, terrorists, nation states or internal actors. The Company is dedicating and will continue to dedicate significant resources and incur significant expenses to maintain and update on an ongoing basis the systems and processes that are designed to mitigate the information security risks it faces and protect the security of its computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, disrupt or degrade service or cause other damage. The impact of cyberattacks has not been material to the Company’s operations or operating results through December 31, 2024. The Board and its Audit Committee are regularly informed regarding the Company’s information security policies, practices and status. Please see “Cybersecurity” included in Item 1C of this 10-K for further information.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Consolidated Statements of Operations

	For the Years Ended December 31,
In millions, except per share amounts	2024	2023	2022
Revenues:
Products	$231,521	$245,138	$226,616
Premiums	122,896	99,192	85,330
Services	16,239	12,293	9,683
Net investment income	2,153	1,153	838
Total revenues	372,809	357,776	322,467
Operating costs:
Cost of products sold	206,287	217,098	196,892
Health care costs	115,121	86,247	71,073
Operating expenses	41,606	39,832	38,212
Restructuring charges	1,179	507	—
Opioid litigation charges	100	—	5,803
Loss on assets held for sale	—	349	2,533
Total operating costs	364,293	344,033	314,513
Operating income	8,516	13,743	7,954
Interest expense	2,958	2,658	2,287
Gain on early extinguishment of debt	(491)	—	—
Other income	(99)	(88)	(169)
Income before income tax provision	6,148	11,173	5,836
Income tax provision	1,562	2,805	1,509
Net income	4,586	8,368	4,327
Net (income) loss attributable to noncontrolling interests	28	(24)	(16)
Net income attributable to CVS Health	$4,614	$8,344	$4,311

Net income per share attributable to CVS Health:
Basic	$3.67	$6.49	$3.29
Diluted	$3.66	$6.47	$3.26
Weighted average shares outstanding:
Basic	1,259	1,285	1,312
Diluted	1,262	1,290	1,323

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
In millions	2024	2023	2022
Net income	$4,586	$8,368	$4,327
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)	30	1,090	(2,317)
Change in discount rate on long-duration insurance reserves	113	(67)	870
Foreign currency translation adjustments	(4)	—	—
Net cash flow hedges	(15)	5	17
Pension and other postretirement benefits	53	(61)	(168)
Other comprehensive income (loss)	177	967	(1,598)
Comprehensive income	4,763	9,335	2,729
Comprehensive (income) loss attributable to noncontrolling interests	28	(24)	(16)
Comprehensive income attributable to CVS Health	$4,791	$9,311	$2,713

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Balance Sheets

	At December 31,
In millions, except per share amounts	2024	2023
Assets:
Cash and cash equivalents	$8,586	$8,196
Investments	2,407	3,259
Accounts receivable, net	36,469	35,227
Inventories	18,107	18,025
Other current assets	3,076	3,151
Total current assets	68,645	67,858
Long-term investments	28,934	23,019
Property and equipment, net	12,993	13,183
Operating lease right-of-use assets	15,944	17,252
Goodwill	91,272	91,272
Intangible assets, net	27,323	29,234
Separate accounts assets	3,311	3,250
Other assets	4,793	4,660
Total assets	$253,215	$249,728

Liabilities:
Accounts payable	$15,892	$14,897
Pharmacy claims and discounts payable	24,166	22,874
Health care costs payable	15,064	12,049
Accrued expenses and other current liabilities	20,810	23,515
Other insurance liabilities	1,183	1,141
Current portion of operating lease liabilities	1,751	1,741
Short-term debt	2,119	200
Current portion of long-term debt	3,624	2,772
Total current liabilities	84,609	79,189
Long-term operating lease liabilities	14,899	16,034
Long-term debt	60,527	58,638
Deferred income taxes	3,806	4,311
Separate accounts liabilities	3,311	3,250
Other long-term insurance liabilities	4,902	5,459
Other long-term liabilities	5,431	6,211
Total liabilities	177,485	173,092
Commitments and contingencies (Note 18)

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,778 shares issued and 1,260 shares outstanding at December 31, 2024 and 1,768 shares issued and 1,288 shares outstanding at December 31, 2023 and capital surplus	49,661	48,992
Treasury stock, at cost: 518 and 480 shares at December 31, 2024 and 2023	(36,818)	(33,838)
Retained earnings	62,837	61,604
Accumulated other comprehensive loss	(120)	(297)
Total CVS Health shareholders’ equity	75,560	76,461
Noncontrolling interests	170	175
Total shareholders’ equity	75,730	76,636
Total liabilities and shareholders’ equity	$253,215	$249,728

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
In millions	2024	2023	2022
Cash flows from operating activities:
Cash receipts from customers	$357,995	$345,464	$313,662
Cash paid for inventory, prescriptions dispensed and health services rendered	(197,726)	(208,848)	(189,766)
Insurance benefits paid	(109,464)	(84,097)	(69,728)
Cash paid to other suppliers and employees	(38,821)	(34,735)	(32,662)
Interest and investment income received	1,735	1,584	1,026
Interest paid	(2,909)	(2,418)	(2,239)
Income taxes paid	(1,703)	(3,524)	(4,116)
Net cash provided by operating activities	9,107	13,426	16,177

Cash flows from investing activities:
Proceeds from sales and maturities of investments	10,353	7,729	6,729
Purchases of investments	(15,191)	(9,043)	(7,746)
Purchases of property and equipment	(2,781)	(3,031)	(2,727)
Acquisitions (net of cash and restricted cash acquired)	(95)	(16,612)	(139)
Proceeds from sale of subsidiaries (net of cash and restricted cash sold of $2,854 in 2022)	—	—	(1,249)
Other	101	68	85
Net cash used in investing activities	(7,613)	(20,889)	(5,047)

Cash flows from financing activities:
Commercial paper borrowings (repayments), net	1,919	200	—
Proceeds from issuance of short-term loan	—	5,000	—
Repayment of short-term loan	—	(5,000)	—
Proceeds from issuance of long-term debt	7,913	10,898	—
Repayments of long-term debt	(4,773)	(3,166)	(4,211)
Repurchase of common stock	(3,023)	(2,012)	(3,500)
Dividends paid	(3,373)	(3,132)	(2,907)
Proceeds from exercise of stock options	361	277	551
Payments for taxes related to net share settlement of equity awards	(185)	(181)	(370)
Other	26	(201)	(79)
Net cash provided by (used in) financing activities	(1,135)	2,683	(10,516)
Net increase (decrease) in cash, cash equivalents and restricted cash	359	(4,780)	614
Cash, cash equivalents and restricted cash at the beginning of the period	8,525	13,305	12,691
Cash, cash equivalents and restricted cash at the end of the period	$8,884	$8,525	$13,305

Index to Consolidated Financial Statements

	For the Years Ended December 31,
In millions	2024	2023	2022
Reconciliation of net income to net cash provided by operating activities:
Net income	$4,586	$8,368	$4,327
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,597	4,366	4,224
Loss on assets held for sale	—	349	2,533
Stock-based compensation	540	588	447
Restructuring charges (impairment of long-lived assets)	840	152	—
Gain on sale of subsidiaries	—	—	(475)
Gain on early extinguishment of debt	(491)	—	—
Deferred income taxes	(572)	(676)	(2,029)
Other items	(502)	264	332
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,301)	(6,260)	(2,971)
Inventories	(102)	1,233	(1,435)
Other assets	(38)	(510)	(491)
Accounts payable and pharmacy claims and discounts payable	2,335	3,618	4,260
Health care costs payable and other insurance liabilities	2,757	394	992
Other liabilities	(3,542)	1,540	6,463
Net cash provided by operating activities	$9,107	$13,426	$16,177

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)			Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity		Total Shareholders’ Equity
In millions	Common Shares	Treasury Shares (1)		Treasury Stock (1)	Retained Earnings			Noncontrolling Interests
Balance at December 31, 2021	1,744	(422)	$47,377	$(28,173)	$54,997	$334	$74,535	$306	$74,841
Net income	—	—	—	—	4,311	—	4,311	16	4,327
Other comprehensive loss (Note 15)	—	—	—	—	—	(1,598)	(1,598)	—	(1,598)
Stock option activity, stock awards and other	14	—	816	—	—	—	816	—	816
Purchase of treasury shares, net of ESPP issuances	—	(36)	—	(3,685)	—	—	(3,685)	—	(3,685)
Common stock dividends ($2.20 per share)	—	—	—	—	(2,910)	—	(2,910)	—	(2,910)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(22)	(22)
Balance at December 31, 2022	1,758	(458)	48,193	(31,858)	56,398	(1,264)	71,469	300	71,769
Net income	—	—	—	—	8,344	—	8,344	24	8,368
Other comprehensive income (Note 15)	—	—	—	—	—	967	967	—	967
Stock option activity, stock awards and other	10	—	795	—	—	—	795	—	795
Purchase of treasury shares, net of ESPP issuances	—	(22)	(12)	(1,980)	—	—	(1,992)	—	(1,992)
Common stock dividends ($2.42 per share)	—	—	—	—	(3,138)	—	(3,138)	—	(3,138)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	66	66
Other increases (decreases) in noncontrolling interests	—	—	16	—	—	—	16	(215)	(199)
Balance at December 31, 2023	1,768	(480)	48,992	(33,838)	61,604	(297)	76,461	175	76,636
Net income	—	—	—	—	4,614	—	4,614	(28)	4,586
Other comprehensive income (Note 15)	—	—	—	—	—	177	177	—	177
Stock option activity, stock awards and other	10	—	700	—	—	—	700	—	700
Purchase of treasury shares, net of ESPP issuances	—	(38)	(22)	(2,980)	—	—	(3,002)	—	(3,002)
Common stock dividends ($2.66 per share)	—	—	—	—	(3,381)	—	(3,381)	—	(3,381)
Other increases (decreases) in noncontrolling interests	—	—	(9)	—	—	—	(9)	23	14
Balance at December 31, 2024	1,778	(518)	$49,661	$(36,818)	$62,837	$(120)	$75,560	$170	$75,730
_____________________________________________
(1)Treasury shares include 1 million shares held in trust for each of the years ended December 31, 2024, 2023 and 2022. Treasury stock includes $29 million related to shares held in trust for each of the years ended December 31, 2024, 2023 and 2022. See Note 1 ‘‘Significant Accounting Policies’’ for additional information.
(2)Common stock and capital surplus includes the par value of common stock of $18 million as of December 31, 2024, 2023 and 2022.

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.Significant Accounting Policies

Description of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health” or the “Company”), is a leading health solutions company building a world of health around every consumer it serves and connecting care so that it works for people wherever they are. As of December 31, 2024, the Company had more than 9,000 retail locations, more than 1,000 walk-in and primary medical clinics, a leading pharmacy benefits manager with approximately 90 million plan members and expanding specialty pharmacy solutions, and a dedicated senior pharmacy care business serving more than 800,000 patients per year. The Company also serves an estimated more than 36 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is creating new sources of value through its integrated model allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Health Care Benefits Segment
The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s primary customers, its members, primarily access the segment’s products and services through employer groups, government-sponsored plans or individually. The Health Care Benefits segment also serves customers who purchase products and services that are ancillary to its health insurance products. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” The Company sold Insured plans directly to individual consumers through the individual public health insurance exchanges (“Public Exchanges”) in 17 states as of December 31, 2024.

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

Pharmacy & Consumer Wellness Segment
The Pharmacy & Consumer Wellness segment dispenses prescriptions in its retail pharmacies and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of December 31, 2024, the Pharmacy & Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

Restricted Cash

Restricted cash included in other current assets on the consolidated balance sheets primarily represents funds held on behalf of members and funds held in escrow in connection with agreements with accountable care organizations. Restricted cash included in other assets on the consolidated balance sheets represents amounts held in a trust in one of the Company’s captive insurance companies to satisfy collateral requirements associated with the assignment of certain insurance policies. All restricted cash is invested in demand deposits, time deposits and money market funds.

The following is a reconciliation of cash and cash equivalents on the consolidated balance sheets to total cash, cash equivalents and restricted cash on the consolidated statements of cash flows as of December 31, 2024, 2023 and 2022:

In millions	2024	2023	2022
Cash and cash equivalents	$8,586	$8,196	$12,945
Restricted cash (included in other current assets)	95	90	144
Restricted cash (included in other assets)	203	239	216
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$8,884	$8,525	$13,305

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
•Privately-placed equity securities, which are carried on the consolidated balance sheets using the measurement alternative, at cost less impairments, plus or minus subsequent adjustments for observable price changes. Additionally, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), a subsidiary of the Company is required to purchase and hold shares of the FHLBB. These shares are restricted and carried at cost.

Net Investment Income
Net investment income on the Company’s investments is recorded when earned and is reflected in the Company’s net income (other than net investment income on assets supporting experience-rated products). Experience-rated products are products in the large case pensions business where the contract holder, not the Company, assumes investment and other risks, subject to, among other things, minimum guarantees provided by the Company. The effect of investment performance on experience-rated products is allocated to contract holders’ accounts daily, based on the underlying investment experience and, therefore, does not impact the Company’s net income (as long as the contract’s minimum guarantees are not triggered). Net investment income on assets supporting large case pensions’ experience-rated products is included in net investment income in the consolidated statements of operations and is credited to contract holders’ accounts through a charge to benefit costs. The contract holders’ accounts are reflected in accrued expenses and other current liabilities on the consolidated balance sheets.

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

Realized capital gains and losses on investments supporting large case pensions’ experience-rated products are not included in realized capital gains and losses in the consolidated statements of operations and instead are credited directly to contract holders’ accounts. The contract holders’ accounts are reflected in accrued expenses and other current liabilities on the consolidated balance sheets.

Unrealized capital gains and losses on investments (other than unrealized capital gains and losses on investments supporting experience-rated products) are reflected in shareholders’ equity, net of tax, as a component of accumulated other comprehensive income (loss). Unrealized capital gains and losses on investments supporting large case pensions’ experience-rated products are credited directly to contract holders’ accounts. The contract holders’ accounts are reflected in accrued expenses and other current liabilities on the consolidated balance sheets.

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

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net was composed of the following at December 31, 2024 and 2023:

In millions	2024	2023
Trade receivables	$9,881	$11,908
Vendor and manufacturer receivables	13,891	15,711
Premium receivables	4,731	3,714
Other receivables	7,966	3,894
Total accounts receivable, net	$36,469	$35,227

The Company’s allowance for credit losses was $407 million and $343 million as of December 31, 2024 and 2023, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

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

Reinsurance Recoverables
The Company utilizes reinsurance agreements primarily to: (a) reduce required capital and (b) facilitate the acquisition or disposition of certain insurance contracts. Ceded reinsurance agreements permit the Company to recover a portion of its losses from reinsurers, although they do not discharge the Company’s primary liability as the direct insurer of the risks reinsured. Failure of reinsurers to indemnify the Company could result in losses; however, the Company does not expect charges for unrecoverable reinsurance to have a material effect on its consolidated operating results or financial condition. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of its reinsurers. At December 31, 2024, the Company’s reinsurance recoverables consisted primarily of amounts due from third parties that are rated consistent with companies that are considered to have the ability to meet their obligations. Reinsurance recoverables are recorded as other current assets or other assets on the consolidated balance sheets.

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

The following is a roll forward of deferred acquisition costs for the years ended December 31, 2024 and 2023:

In millions	2024	2023
Deferred acquisition costs, beginning of the period	$1,502	$1,219
Capitalizations	544	548
Amortization expense	(299)	(265)
Deferred acquisition costs, end of the period	$1,747	$1,502

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

Property and equipment consisted of the following at December 31, 2024 and 2023:

In millions	2024	2023
Land	$1,847	$1,958
Building and improvements	4,632	4,571
Fixtures and equipment	11,716	11,024
Leasehold improvements	6,725	6,511
Software	11,520	9,818
Total property and equipment	36,440	33,882
Accumulated depreciation and amortization	(23,447)	(20,699)
Property and equipment, net	$12,993	$13,183

Depreciation expense (which includes the amortization of property and equipment under finance or capital leases) totaled $2.6 billion, $2.5 billion and $2.4 billion for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 7 ‘‘Leases’’ for additional information about the Company’s finance leases.

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

Intangible Assets

The Company’s identifiable intangible assets consist primarily of trademarks, trade names, customer contracts/relationships, covenants not to compete, technology and provider networks. These intangible assets arise primarily from the determination of their respective fair market values at the date of acquisition. Amounts assigned to identifiable intangible assets, and their related useful lives, are derived from established valuation techniques and management estimates.

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

Recoverability of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, excluding goodwill and indefinite-lived intangible assets, which are tested for impairment using separate tests described below, whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable. The Company groups and evaluates these long-lived assets for impairment at the lowest level at which individual cash flows can be identified. If indicators of impairment are present, the Company first compares the carrying amount of the asset group to the estimated future cash flows associated with the asset group (undiscounted). If the estimated future cash flows used in the analysis are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group’s estimated future cash flows (discounted). If required, an impairment loss is recorded for the portion of the asset group’s carrying value that exceeds the asset group’s estimated future cash flows (discounted).

During the year ended December 31, 2024, in connection with its enterprise-wide restructuring plan described in Note 3 ‘‘Restructuring’’, the Company recorded a store impairment charge of $607 million, consisting of a write down of $483 million related to operating and financing lease right-of-use assets and $124 million related to property and equipment. In addition, in connection with its enterprise-wide restructuring plan the Company recorded $269 million of other asset impairments and related charges associated with the discontinuation of certain non-core long-lived assets recorded as reductions to property and equipment, net and operating lease right-of-use assets. During the year ended December 31, 2023, in connection with its 2023 restructuring program, the Company recorded $152 million of asset impairment charges in connection with the termination of certain transformation initiatives.

See Note 3 ‘‘Restructuring’’ for additional information about the Company’s restructuring plan.

During the years ended December 31, 2024, 2023, and 2022, the Company recorded office real estate optimization charges of $30 million, $46 million, and $117 million, respectively, primarily related to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the planned reduction of corporate office real estate space in response to its ongoing flexible work arrangement.

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

During the fourth quarter of 2024, the Company performed its required annual impairment test of goodwill and concluded there were no goodwill impairments as of the testing date. During the third quarter of 2024, the Company performed an interim goodwill impairment test of the Government reporting unit after determining there were indicators that the Government reporting unit’s goodwill may be impaired. The results of the interim impairment test showed that the fair value of the Government reporting unit exceeded its carrying value, therefore there was no impairment of goodwill as of the interim testing date.

During the fourth quarter of 2023 and the third quarter of 2022, the Company performed its required annual impairment test of goodwill and concluded there were no goodwill impairments as of the testing date or during the years ended December 31, 2023 and 2022.

Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to its carrying value. The Company estimates the fair value of its indefinite-lived trademarks using the relief from royalty method under the income approach. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. There were no impairment losses recognized on indefinite-lived intangible assets in any of the years ended December 31, 2024, 2023 or 2022.

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

The Company develops its estimate of IBNR using actuarial principles and assumptions that consider numerous factors. Of those factors, the Company considers the analysis of historical and projected claim payment patterns (including claims submission and processing patterns) and the assumed health care cost trend rate (the year-over-year change in per member per month health care costs) to be the most critical assumptions. In developing its IBNR estimate, the Company consistently applies these actuarial principles and assumptions each period, with consideration to the variability of related factors. There have been no significant changes to the methodologies or assumptions used to develop the Company’s estimate of IBNR in 2024.

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

For each reporting period, the Company uses an extensive degree of judgment in the process of estimating its health care costs payable. As a result, considerable variability and uncertainty is inherent in such estimates, particularly with respect to claims with claim incurred dates of three months or less before the financial statement date; and the adequacy of such estimates is highly sensitive to changes in assumed completion factors and the assumed health care cost trend rates. For each reporting period the Company recognizes the actuarial best estimate of health care costs payable considering the potential volatility in assumed completion factors and health care cost trend rates, as well as other factors. The Company believes its estimate of health care costs payable is reasonable and adequate to cover its obligations at December 31, 2024; however, actual claim payments may differ from the Company’s estimates. A worsening (or improvement) of the Company’s health care cost trend rates or changes in completion factors from those that the Company assumed in estimating health care costs payable at December 31, 2024 would cause these estimates to change in the near term, and such a change could be material.

Each quarter, the Company re-examines previously established health care costs payable estimates based on actual claim payments for prior periods and other changes in facts and circumstances. Given the extensive degree of judgment in this estimate, it is possible that the Company’s estimates of health care costs payable could develop either favorably (that is, its actual health care costs for the period were less than estimated) or unfavorably. The changes in the Company’s estimate of health care costs payable may relate to a prior quarter, prior year or earlier periods. For a roll forward of the Company’s health care costs payable, see Note 8 ‘‘Health Care Costs Payable.’’ The Company’s reserving practice is to consistently recognize the actuarial best estimate of its ultimate liability for health care costs payable.

Other Insurance Liabilities

Unpaid Claims
Unpaid claims consist primarily of reserves associated with certain short-duration group disability and term life insurance contracts, including an estimate for IBNR as of the financial statement date. Reserves associated with certain short-duration group disability and term life insurance contracts are based upon the Company’s estimate of the present value of future benefits, which is based on assumed investment yields and assumptions regarding mortality, morbidity and recoveries from the U.S. Social Security Administration. The Company develops its estimate of IBNR using actuarial principles and assumptions which consider, among other things, contractual requirements, claim incidence rates, claim recovery rates, seasonality and other relevant factors. The Company discounts certain claim liabilities related to group long-term disability and life insurance waiver of premium contracts. The discount rates generally reflect the Company’s expected investment returns for the investments supporting all incurral years of these liabilities. The discount rates for retrospectively-rated contracts are set at contractually specified levels. The Company’s estimates of unpaid claims are subject to change due to changes in the underlying experience of the insurance contracts, changes in investment yields or other factors, and these changes are recorded in current and future benefits in the consolidated statements of operations in the period they are determined. The Company estimates its reserve for claims IBNR for life products largely based on completion factors. The completion factors used are based on the Company’s historical experience and reflect judgments and possible adjustments based on data such as claim inventory levels, claim payment patterns, changes in business volume and other factors. If claims are submitted or processed on a faster (slower) pace than historical periods, the actual claims may be more (less) complete than originally estimated using completion factors, which may result in reserves that are higher (lower) than required to cover future life benefit payments. There have been no significant changes to the methodologies or assumptions used to develop the Company’s estimate of unpaid claims IBNR in 2024. As of December 31, 2024, unpaid claims balances of $280 million and $713 million were recorded in other insurance liabilities and other long-term insurance liabilities, respectively. As of December 31, 2023, unpaid claims balances of $285 million and $834 million were recorded in other insurance liabilities and other long-term insurance liabilities, respectively.

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

As of December 31, 2024, future policy benefits balances of $371 million and $4.2 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively. As of December 31, 2023, future policy benefits balances of $393 million and $4.6 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively.

Premium Deficiency Reserves

The Company evaluates its short-duration insurance contracts to determine if it is probable that a loss will be incurred. For purposes of determining premium deficiency losses, contracts are grouped consistent with the Company’s method of acquiring, servicing and measuring the profitability of such contracts. For each contract grouping, a premium deficiency reserve is recognized when it is probable that expected future incurred claims, including costs to maintain the contract grouping exceed anticipated future premiums and reinsurance recoveries. Anticipated investment income is not considered in the calculation of premium deficiency reserves. A premium deficiency is first recognized by charging any unamortized acquisition costs to operating expenses, and to the extent the premium deficiency is greater than the unamortized acquisition costs, a premium deficiency reserve liability is established and reflected in health care costs payable on the consolidated balance sheets. Losses recognized as a premium deficiency reserve result in a beneficial effect in subsequent periods as subsequent costs under these contracts are then charged to this previously established liability.

During the third quarter of 2024, the Company determined it had a premium deficiency in its Medicare product line related to the 2024 coverage year and, accordingly, recorded a premium deficiency reserve of $766 million. The premium deficiency reserve consisted of a $383 million write-off of unamortized acquisition costs, which was recorded in operating expenses, and $383 million recorded in health care costs which was subsequently utilized in the fourth quarter of 2024. The Company did not have any premium deficiency reserves related to its Medicare product line as of December 31, 2024.

Additionally, during the third quarter of 2024, the Company established a premium deficiency reserve of $270 million related to its individual exchange product line for the 2024 coverage year. The premium deficiency reserve consisted of an $11 million write-off of unamortized acquisition costs, which was recorded in operating expenses, and $259 million recorded in health care costs which was subsequently utilized in the fourth quarter of 2024. The Company did not have any premium deficiency reserves related to its individual exchange product line as of December 31, 2024.

The Company did not have any premium deficiency reserves as of December 31, 2024 or 2023.

Self-Insurance Liabilities

The Company is self-insured for certain losses related to general liability, workers’ compensation and auto liability. The Company obtains third party insurance coverage to limit exposure from these claims. The Company is also self-insured for certain losses related to health and medical liabilities. The Company’s self-insurance accruals, which include reported claims and claims incurred but not reported, are calculated using standard insurance industry actuarial assumptions and the Company’s historical claims experience. As of both December 31, 2024 and 2023, self-insurance liabilities totaled $1.1 billion and were recorded in accrued expenses and other current liabilities, as well as other long-term liabilities on the consolidated balance sheets.

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

Gains and losses from foreign currency transactions and the effects of foreign currency remeasurements were not material in the years ended December 31, 2024, 2023 or 2022.

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

The ACA established a permanent risk adjustment program to transfer funds from qualified individual and small group insurance plans with below average risk scores to plans with above average risk scores. Based on the risk of the Company’s qualified plan members relative to the average risk of members of other qualified plans in comparable markets, as defined by the ACA, the Company estimates its ultimate risk adjustment receivable (recorded in accounts receivable) or payable (recorded in accrued expenses and other current liabilities) for the current calendar year and reflects the pro-rata year-to-date impact as an adjustment to premium revenue.

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

Pharmacy Services
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

In-Home Health Evaluations (“IHEs”)
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

Long-term Care
Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. Each prescription claim represents a separate performance obligation of the Company, separate and distinct from other prescription claims under customer arrangements. A significant portion of long-term care revenue from sales of pharmaceutical and medical products is reimbursed by the federal Medicare Part D program and, to a lesser extent, state Medicaid programs. The Company monitors its revenues and receivables from these reimbursement sources, as well as long-term care facilities and other third-party insurance payors, and reduces revenue at the revenue recognition date to properly account for the variable consideration due to anticipated differences between billed and reimbursed amounts. Accordingly, the total revenues and receivables reported in the Company’s consolidated financial statements are recorded at the amount expected to be ultimately received from these payors.

Patient co-payments associated with Medicare Part D, certain state Medicaid programs, Medicare Part B and certain third-party payors typically are not collected at the time products are delivered or services are rendered, but are billed to the individuals as part of normal billing procedures and subject to normal accounts receivable collections procedures.

Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source in each segment for the years ended December 31, 2024, 2023 and 2022:

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
2024
Major goods/services lines:
Pharmacy	$—	$162,527	$100,687	$—	$(52,942)	$210,272
Front Store	—	—	21,522	—	—	21,522
Premiums	122,849	—	—	47	—	122,896
Net investment income	1,473	285	—	395	—	2,153
Other	6,343	10,793	2,291	9	(3,470)	15,966
Total	$130,665	$173,605	$124,500	$451	$(56,412)	$372,809

Health Services distribution channel:
Pharmacy network (1)		$91,650
Mail & specialty (2)		70,877
Net investment income		285
Other		10,793
Total		$173,605

2023
Major goods/services lines:
Pharmacy	$—	$180,710	$92,111	$—	$(49,369)	$223,452
Front Store	—	—	22,458	—	—	22,458
Premiums	99,144	—	—	48	—	99,192
Net investment income (loss)	765	(1)	(5)	394	—	1,153
Other	5,737	6,134	2,199	9	(2,558)	11,521
Total	$105,646	$186,843	$116,763	$451	$(51,927)	$357,776

Health Services distribution channel:
Pharmacy network (1)		$112,718
Mail & specialty (2)		67,992
Net investment income (loss)		(1)
Other		6,134
Total		$186,843

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
2022
Major goods/services lines:
Pharmacy	$—	$166,793	$83,480	$—	$(45,154)	$205,119
Front Store	—	—	22,780	—	—	22,780
Premiums	85,274	—	—	56	—	85,330
Net investment income (loss)	476	—	(44)	406	—	838
Other	5,600	2,783	2,380	68	(2,431)	8,400
Total	$91,350	$169,576	$108,596	$530	$(47,585)	$322,467

Health Services distribution channel:
Pharmacy network (1)		$102,968
Mail & specialty (2)		63,825
Other		2,783
Total		$169,576
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

The following table provides information about receivables and contract liabilities from contracts with customers as of December 31, 2024 and 2023:

In millions	2024	2023
Trade receivables (included in accounts receivable, net)	$9,881	$11,908
Contract liabilities (included in accrued expenses and other current liabilities)	144	149

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

Advertising Costs

Advertising costs, which are reduced by the portion funded by vendors, are expensed when the related advertising takes place. Net advertising costs, which are included in operating expenses, were $989 million, $985 million and $745 million in 2024, 2023 and 2022, respectively.

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

Measurement of Defined Benefit Pension and Other Postretirement Employee Benefit Plans

The Company sponsors defined benefit pension plans (“pension plans”) and other postretirement employee benefit plans (“OPEB plans”) for its employees and retirees. The Company recognizes the funded status of its pension and OPEB plans on the consolidated balance sheets based on the year-end measurements of plan assets and benefit obligations. When the fair value of plan assets are in excess of the plan benefit obligations, the amounts are reported in other current assets and other assets. When the fair value of plan benefit obligations are in excess of plan assets, the amounts are reported in accrued expenses and other current liabilities and other long-term liabilities based on the amount by which the actuarial present value of benefits payable in the next twelve months included in the benefit obligation exceeds the fair value of plan assets. The net periodic benefit income for the Company’s pension and OPEB plans do not contain a service cost component as these plans have been frozen for an extended period of time. Non-service cost components of pension and postretirement net periodic benefit income are included in other income in the consolidated statements of operations.

Earnings per Share

Earnings per share is computed using the treasury stock method. The Company calculates basic earnings per share based on the weighted average number of common shares outstanding for the period. See Note 16 ‘‘Earnings Per Share’’ for additional information.

Shares Held in Trust

The Company maintains grantor trusts, which held approximately one million shares of its common stock at both December 31, 2024 and 2023. These shares are designated for use under various employee compensation plans. Since the Company holds these shares, they are excluded from the computation of basic and diluted shares outstanding.

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

Cardinal is required to pay the Company quarterly payments, which began in October 2014 and will extend through June 2029. The Company received $126 million from Cardinal during the year ended December 31, 2024 and $183 million from Cardinal during each of the years ended December 31, 2023 and 2022. The payments reduce the Company’s carrying value of inventory and are recognized in cost of products sold when the related inventory is sold.

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

Physician Groups VIE assets and liabilities included on the consolidated balance sheet at December 31, 2024 and 2023 were as follows:

In millions	2024	2023
Total assets	$2,144	$1,515
Total liabilities	2,104	1,503
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

Accountable Care Organizations (“ACOs”)
The Company is the sole member of certain ACOs which are considered VIEs. CMS administers these programs where the goal of the program is to reward the ACO participants when specific quality metrics, established by the U.S. Department of Health and Human Services (“HHS”), are met and expenditures are lowered. These ACOs have a risk model such that the ACOs can either share in both savings and losses or share in only the savings. The governance structure of the VIEs does not provide the Company with the ultimate decision-making authority to direct the activities that most significantly impact the VIEs’ economic performance. For certain ACO VIEs, the Company is ultimately liable for losses incurred or is required to secure and have sole authority over all aspects of the repayment of any shared losses incurred in the program in exchange for a higher percentage of savings and, accordingly, the Company is taking on the risk to absorb losses, resulting in a financial responsibility to ensure that these VIEs operate as designed. For these VIEs, the Company has determined it is the primary beneficiary and therefore consolidates the results of these ACOs. The carrying amount of these VIEs’ assets and liabilities are not material to the consolidated balance sheets.

VIEs - Other Variable Interest Holder
The Company has invested in certain VIEs for which it has determined that it is not the primary beneficiary, consisting of the following:

•Hedge fund and private equity investments - The Company invests in hedge fund and private equity investments in order to generate investment returns for its investment portfolio supporting its insurance businesses.
•Real estate partnerships - The Company invests in various real estate partnerships, including those that construct, own and manage low-income housing developments. For the low-income housing development investments, substantially all of the projected benefits to the Company are from tax credits and other tax benefits.

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

Other variable interest holder VIE assets included in long-term investments on the consolidated balance sheets at December 31, 2024 and 2023 were as follows:

In millions	2024	2023
Hedge fund investments	$1,246	$859
Private equity investments	934	840
Real estate partnerships	438	319
Total	$2,618	$2,018

Related Party Transactions

During the year ended December 31, 2022, the Company made charitable contributions of $25 million to the CVS Health Foundation, a non-profit entity that focuses on health, education and community involvement programs. The charitable contributions were recorded as operating expenses in the consolidated statements of operations within the Corporate/Other segment for the year ended December 31, 2022. The Company did not make any charitable contributions to the CVS Health Foundation during the years ended December 31, 2024 or 2023.

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

Results from discontinued operations were immaterial for the years ended December 31, 2024, 2023 and 2022.

New Accounting Pronouncements Recently Adopted

Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires the Company to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and are included within each reported measure of segment operating results. The standard also requires the Company to disclose the total amount of any other items included in segment operating results which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. The Company adopted the standard on January 1, 2024 for fiscal year reporting and the standard became effective for interim reporting periods in fiscal years beginning after December 15, 2024. The standard requires retrospective application to all prior periods presented. While the standard requires additional disclosures related to the Company’s reportable segments, the standard did not have any impact on the Company’s consolidated operating results, financial condition or cash flows as of the date of adoption. Refer to Note 19 ‘‘Segment Reporting’’ for the Company’s segment reporting disclosures, including those newly required by this standard.

New Accounting Pronouncements Not Yet Adopted

Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. The Company adopted the standard on January 1, 2025 for fiscal year reporting. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. While the standard requires additional disclosures related to the Company’s income taxes, the standard did not have any impact on the Company’s consolidated operating results, financial condition or cash flows.

Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires the Company to provide further disaggregated information of relevant expense captions within its consolidated statements of operations, including the purchases of inventory, employee compensation, depreciation and intangible asset amortization, as well as the inclusion of other specific expenses, gains and losses required by existing GAAP. The new standard also requires the Company to disclose its total selling expenses and, on an annual basis, provide a qualitative description of its selling expenses. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The standard may be applied prospectively or retrospectively. While the standard will require additional disclosures related to certain expenses included in the consolidated statements of operations, the standard is not expected to have any impact on the Company’s consolidated operating results, financial condition or cash flows.

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

The Company’s assessment of fair value of assets acquired and liabilities assumed was finalized during the second quarter of 2024. There were no measurement period adjustments to assets acquired and liabilities assumed during the year ended December 31, 2024.

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

Divestiture of bswift

In November 2022, the Company sold its wholly-owned subsidiary bswift LLC (“bswift”) for approximately $735 million. bswift offers software and services that streamline benefits and human resource administration. The results of this business have historically been recorded within the Health Care Benefits segment. The Company recorded a pre-tax gain on the divestiture of $250 million in the year ended December 31, 2022, which was reflected as a reduction of operating expenses in the Company’s consolidated statement of operations within the Health Care Benefits segment.

Divestiture of PayFlex

In June 2022, the Company sold PayFlex for approximately $775 million. PayFlex provides services to employers, their employees, and their former employees in the areas of tax-advantaged account reimbursement administration (flexible spending, health reimbursement, health savings, transit and parking), Consolidated Omnibus Budget Reconciliation Act administration and special-member billing administration. The results of this business have historically been reported within the Health Care Benefits segment. The Company recorded a pre-tax gain on the divestiture of $225 million in the year ended December 31, 2022, which was reflected as a reduction of operating expenses in the Company’s consolidated statement of operations within the Health Care Benefits segment.

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

International Health Care Benefits Renewal Rights Asset Sale

In May 2022, the Company sold the renewal rights of approximately 200,000 international medical members outside of the Americas, Thailand and India in connection with an Asset Purchase Agreement. As part of this agreement, the Company introduced and helped migrate these existing international medical members to the purchaser upon renewal. The migration process was completed during 2023. The Company ceased writing any new or renewal business for international medical members outside of the Americas during the fourth quarter of 2022. The consideration received related to this agreement was not material.

3.Restructuring

2024 Restructuring Program

During the third quarter of 2024, the Company finalized an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs to partially offset the expected return of certain variable expenses in 2025. In connection with this restructuring plan, during 2024, the Company recorded pre-tax restructuring charges of approximately $1.2 billion, comprised of a $607 million store impairment charge, $293 million of costs associated with corporate workforce optimization, including severance and employee-related costs, a $10 million stock-based compensation charge associated with the impacted employees, which was reflected as an adjustment to common stock and capital surplus on the consolidated balance sheets, and $269 million of other asset impairments and related charges associated with the discontinuation of certain non-core assets.

Store impairment charge
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

During the third quarter of 2024, in connection with its enterprise-wide restructuring plan, the Company completed a strategic review of its retail business, which included evaluating changes in population, consumer buying patterns and future health requirements to ensure continued alignment of its retail footprint with consumer needs. In connection with this initiative the Company determined it plans to close 271 retail stores in 2025. As a result, management determined that there were indicators of impairment with respect to the impacted stores’ asset groups, including the associated operating or financing lease right-of-use assets and property and equipment.

A long-lived asset impairment test was performed during the third quarter of 2024, the results of which indicated that the fair value of certain retail store asset groups was lower than their respective carrying values. Accordingly, at that time, the Company recorded a store impairment charge of $607 million, consisting of a write down of $483 million related to operating and financing lease right-of-use assets and $124 million related to property and equipment. The charge associated with the store impairments was included in the restructuring charges within the Pharmacy & Consumer Wellness segment. Subsequent to the impairment loss, the fair value of the associated operating and financing lease right-of-use assets and property and equipment were $100 million and $39 million, respectively.

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

In connection with its enterprise-wide restructuring plan, the Company recorded corporate workforce optimization costs of $293 million, which were recorded in accrued expenses and other current liabilities on the consolidated balance sheet. The Company made payments of $88 million related to these costs during the year ended December 31, 2024. This restructuring plan is expected to be substantially complete by the end of 2025. The restructuring charge associated with the corporate workforce optimization costs is reflected within the Corporate/Other segment.

Other asset impairment charges
In connection with its enterprise-wide restructuring plan, the Company also conducted a review of its various strategic assets and determined that it would discontinue the use of certain non-core assets, including certain virtual care services and compounding infusion pharmacies and branches. As a result, management determined that there were indicators of impairment with respect to the impacted long-lived assets and a long-lived asset impairment test was performed during the third quarter of 2024. The results of the long-lived asset impairment test indicated that the respective fair values of certain impacted assets were lower than their respective carrying values and, accordingly, the Company recorded $269 million of other asset impairments and related charges associated with the discontinuation of these assets. The asset impairment charges were recorded as reductions to property and equipment, net and operating lease right-of-use assets on the consolidated balance sheet. The other asset impairment charges were included in the restructuring charges within the Corporate/ Other and Pharmacy & Consumer Wellness segments. Subsequent to the impairment charges, the fair value of the associated long-lived assets was not material.

2023 Restructuring Program

During the second quarter of 2023, the Company developed an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with the development of this plan and the completed acquisitions of Signify Health and Oak Street Health, the Company also conducted a strategic review of its various transformation initiatives and determined that it would terminate certain initiatives. In connection with the restructuring plan, during 2023, the Company recorded $507 million in pre-tax restructuring charges, comprised of $344 million of severance and employee-related costs associated with corporate workforce optimization, $152 million of asset impairment charges and an $11 million stock-based compensation charge associated with the impacted employees. These restructuring charges are reflected in the Corporate/Other segment. The severance and employee-related costs were recorded in accrued expenses and other current liabilities and the asset impairments were recorded as a reduction of property and equipment, net, while the stock-based compensation charge was reflected as an adjustment to common stock and capital surplus on the consolidated balance sheet.

Severance and employee-related costs consist primarily of salary continuation benefits, prorated annual incentive compensation, continuation of health care benefits and outplacement services. Severance and employee-related benefits are determined pursuant to the Company’s written severance plans and are recognized when the benefits are determined to be probable of being paid and are reasonably estimable. During the year ended December 31, 2023, the Company made payments of $194 million related to severance and employee-related costs associated with the 2023 restructuring program. During the year ended December 31, 2024, substantially all of the remaining liabilities were paid.

4.Investments

Total investments at December 31, 2024 and 2023 were as follows:

	2024			2023
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,256	$23,777	$26,033	$3,131	$18,582	$21,713
Mortgage loans	151	1,354	1,505	128	1,183	1,311
Other investments	—	3,803	3,803	—	3,254	3,254
Total investments	$2,407	$28,934	$31,341	$3,259	$23,019	$26,278

At December 31, 2024 and 2023, the Company held investments of $269 million and $307 million, respectively, related to the 2012 conversion of an existing group annuity contract from a participating to a non-participating contract. These investments are included in the total investments of large case pensions supporting non-experience-rated products. Although these investments are not accounted for as Separate Accounts assets, they are legally segregated and are not subject to claims that arise out of the Company’s business and only support future policy benefits obligations under that group annuity contract.

Debt Securities

Debt securities available for sale at December 31, 2024 and 2023 were as follows:

In millions	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Debt securities:
U.S. government securities	$2,826	$7	$(38)	$2,795
States, municipalities and political subdivisions	712	4	(18)	698
U.S. corporate securities	13,043	94	(412)	12,725
Foreign securities	2,608	27	(111)	2,524
Residential mortgage-backed securities	792	2	(54)	740
Commercial mortgage-backed securities	1,731	9	(67)	1,673
Other asset-backed securities	4,834	35	(7)	4,862
Redeemable preferred securities	16	—	—	16
Total debt securities (2)	$26,562	$178	$(707)	$26,033

December 31, 2023
Debt securities:
U.S. government securities	$2,071	$19	$(54)	$2,036
States, municipalities and political subdivisions	2,219	31	(35)	2,215
U.S. corporate securities	10,156	133	(446)	9,843
Foreign securities	2,593	41	(122)	2,512
Residential mortgage-backed securities	862	8	(60)	810
Commercial mortgage-backed securities	1,066	9	(100)	975
Other asset-backed securities	3,294	26	(18)	3,302
Redeemable preferred securities	21	—	(1)	20
Total debt securities (2)	$22,282	$267	$(836)	$21,713
_____________________________________________
(1)There was no allowance for expected credit losses recorded on available-for-sale debt securities at December 31, 2024 or December 31, 2023.
(2)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At December 31, 2024, debt securities with a fair value of $543 million, gross unrealized capital gains of $5 million and gross unrealized capital losses of $30 million, and at December 31, 2023, debt securities with a fair value of $592 million, gross unrealized capital gains of $10 million and gross unrealized capital losses of $28 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive loss.

The amortized cost and fair value of debt securities at December 31, 2024 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$763	$761
One year through five years	10,599	10,510
After five years through ten years	4,683	4,578
Greater than ten years	3,160	2,909
Residential mortgage-backed securities	792	740
Commercial mortgage-backed securities	1,731	1,673
Other asset-backed securities	4,834	4,862
Total	$26,562	$26,033

Mortgage-Backed and Other Asset-Backed Securities
All of the Company’s residential mortgage-backed securities at December 31, 2024 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government. At December 31, 2024, the Company’s residential mortgage-backed securities had an average credit quality rating of AA and a weighted average duration of 6.4 years.

The Company’s commercial mortgage-backed securities have underlying loans that are dispersed throughout the U.S. Significant market observable inputs used to value these securities include loss severity and probability of default. At December 31, 2024, these securities had an average credit quality rating of AAA and a weighted average duration of 4.9 years.

The Company’s other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans). Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default. At December 31, 2024, these securities had an average credit quality rating of AA and a weighted average duration of less than one year.

Summarized below are the debt securities the Company held at December 31, 2024 and 2023 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
December 31, 2024
Debt securities:
U.S. government securities	266	$1,053	$18	155	$394	$20	421	$1,447	$38
States, municipalities and political subdivisions	100	181	3	137	201	15	237	382	18
U.S. corporate securities	3,119	4,144	64	2,602	3,395	348	5,721	7,539	412
Foreign securities	599	810	21	616	874	90	1,215	1,684	111
Residential mortgage-backed securities	89	267	5	361	342	49	450	609	54
Commercial mortgage-backed securities	186	628	11	237	464	56	423	1,092	67
Other asset-backed securities	139	414	5	62	58	2	201	472	7
Redeemable preferred securities	4	9	—	4	6	—	8	15	—
Total debt securities	4,502	$7,506	$127	4,174	$5,734	$580	8,676	$13,240	$707

December 31, 2023
Debt securities:
U.S. government securities	74	$194	$2	280	$891	$52	354	$1,085	$54
States, municipalities and political subdivisions	95	181	1	455	733	34	550	914	35
U.S. corporate securities	576	672	14	4,120	5,602	432	4,696	6,274	446
Foreign securities	160	243	4	964	1,407	118	1,124	1,650	122
Residential mortgage-backed securities	33	97	1	461	517	59	494	614	60
Commercial mortgage-backed securities	44	94	2	287	581	98	331	675	100
Other asset-backed securities	196	449	4	443	867	14	639	1,316	18
Redeemable preferred securities	4	2	—	8	18	1	12	20	1
Total debt securities	1,182	$1,932	$28	7,018	$10,616	$808	8,200	$12,548	$836

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at December 31, 2024 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of December 31, 2024, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at December 31, 2024 were as follows:

	Supporting experience- rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$420	$4	$420	$4
One year through five years	120	3	5,462	149	5,582	152
After five years through ten years	86	6	2,681	138	2,767	144
Greater than ten years	166	20	2,132	259	2,298	279
Residential mortgage-backed securities	6	—	603	54	609	54
Commercial mortgage-backed securities	6	1	1,086	66	1,092	67
Other asset-backed securities	12	—	460	7	472	7
Total	$396	$30	$12,844	$677	$13,240	$707

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the years ended December 31, 2024 and 2023, the Company had the following activity in its mortgage loan portfolio:

In millions	2024	2023
New mortgage loans	$323	$342
Mortgage loans fully repaid	104	43
Mortgage loans foreclosed	—	—

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

Based upon the Company’s assessments at December 31, 2024 and 2023, the amortized cost basis of the Company’s mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2024	2023	2022	2021	2020	Prior	Total
December 31, 2024
1	$—	$—	$—	$—	$—	$8	$8
2 to 4	315	292	320	205	35	285	1,452
5 and 6	—	—	4	13	—	28	45
7	—	—	—	—	—	—	—
Total	$315	$292	$324	$218	$35	$321	$1,505

December 31, 2023
1		$—	$—	$—	$—	$11	$11
2 to 4		302	346	225	35	354	1,262
5 and 6		—	—	13	—	19	32
7		—	—	6	—	—	6
Total		$302	$346	$244	$35	$384	$1,311

At December 31, 2024 scheduled mortgage loan principal repayments were as follows:

In millions
2025	$151
2026	164
2027	249
2028	313
2029	297
Thereafter	331
Total	$1,505

Net Investment Income

Sources of net investment income for the years ended December 31, 2024, 2023 and 2022 were as follows:

In millions	2024	2023	2022
Debt securities	$1,136	$841	$702
Mortgage loans	76	59	51
Other investments	887	796	448
Gross investment income	2,099	1,696	1,201
Investment expenses	(63)	(46)	(43)
Net investment income (excluding net realized capital gains or losses)	2,036	1,650	1,158
Net realized capital gains (losses)	117	(497)	(320)
Net investment income	$2,153	$1,153	$838

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses in the years ended December 31, 2024, 2023 and 2022 were as follows:

In millions	2024	2023	2022
Proceeds from sales	$6,489	$5,031	$4,243
Gross realized capital gains	37	9	24
Gross realized capital losses	(190)	420	177

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

The fair values of the Company’s Level 2 debt securities are obtained using models, such as matrix pricing, which use quoted market prices of debt securities with similar characteristics or discounted cash flows to estimate fair value. The Company reviews these prices to ensure they are based on observable market inputs that include quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable that are not prices (such as interest rates and credit risks). The Company also reviews the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, the Company selects a sample of its Level 2 debt securities’ prices and compares them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, the Company’s internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. The Company obtained one price for each of its Level 2 debt securities and did not adjust any of those prices at December 31, 2024 or 2023.

The Company also values certain debt securities using Level 3 inputs. For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally. Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows. The Company did not have any broker quoted debt securities for the years ended December 31, 2024 and 2023. For some private placement securities, the Company’s internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds. Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

There were no financial liabilities measured at fair value on a recurring basis on the consolidated balance sheets at December 31, 2024 or 2023. Financial assets measured at fair value on a recurring basis on the consolidated balance sheets at December 31, 2024 and 2023 were as follows:

In millions	Level 1	Level 2	Level 3	Total
December 31, 2024
Cash and cash equivalents	$4,948	$3,638	$—	$8,586
Debt securities:
U.S. government securities	2,777	18	—	2,795
States, municipalities and political subdivisions	—	698	—	698
U.S. corporate securities	—	12,687	38	12,725
Foreign securities	—	2,524	—	2,524
Residential mortgage-backed securities	—	740	—	740
Commercial mortgage-backed securities	—	1,673	—	1,673
Other asset-backed securities	—	4,862	—	4,862
Redeemable preferred securities	—	16	—	16
Total debt securities	2,777	23,218	38	26,033
Equity securities	234	—	126	360
Total	$7,959	$26,856	$164	$34,979

December 31, 2023
Cash and cash equivalents	$2,174	$6,022	$—	$8,196
Debt securities:
U.S. government securities	2,013	23	—	2,036
States, municipalities and political subdivisions	—	2,215	—	2,215
U.S. corporate securities	—	9,814	29	9,843
Foreign securities	—	2,512	—	2,512
Residential mortgage-backed securities	—	810	—	810
Commercial mortgage-backed securities	—	975	—	975
Other asset-backed securities	—	3,302	—	3,302
Redeemable preferred securities	—	20	—	20
Total debt securities	2,013	19,671	29	21,713
Equity securities	194	—	79	273
Total	$4,381	$25,693	$108	$30,182

The changes in the balances of Level 3 financial assets during the year ended December 31, 2024 were as follows:

In millions	Commercial mortgage- backed securities	U.S. corporate securities	Other asset- backed securities	Equity securities	Total
Beginning balance	$—	$29	$—	$79	$108
Net realized and unrealized capital gains (losses):
Included in earnings	—	(5)	—	28	23
Included in other comprehensive loss	—	(1)	—	—	(1)
Purchases	52	15	15	19	101
Sales	—	—	—	—	—
Transfers out of Level 3, net	(52)	—	(15)	—	(67)
Ending balance	$—	$38	$—	$126	$164

The change in net unrealized capital losses included in other comprehensive loss associated with Level 3 financial assets which were held as of December 31, 2024 was $1 million during the year ended December 31, 2024.

The changes in the balances of Level 3 financial assets during the year ended December 31, 2023 were as follows:

In millions	Commercial mortgage- backed securities	U.S. corporate securities	Foreign securities	Equity securities	Total
Beginning balance	$—	$61	$8	$60	$129
Net realized and unrealized capital gains (losses):
Included in earnings	—	(8)	—	(2)	(10)
Included in other comprehensive income	—	1	—	—	1
Purchases	13	5	—	23	41
Sales	—	(1)	—	(2)	(3)
Transfers out of Level 3, net	(13)	(29)	(8)	—	(50)
Ending balance	$—	$29	$—	$79	$108

The change in net unrealized capital losses included in other comprehensive income associated with Level 3 financial assets which were held as of December 31, 2023 was $9 million during the year ended December 31, 2023.

The total gross transfers into (out of) Level 3 during the years ended December 31, 2024 and 2023 were as follows:

In millions	2024	2023
Gross transfers into Level 3	$—	$—
Gross transfers out of Level 3	(67)	(50)
Net transfers out of Level 3	$(67)	$(50)

Financial Instruments Not Measured at Fair Value on the Consolidated Balance Sheets

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the consolidated balance sheets at adjusted cost or contract value at December 31, 2024 and 2023 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Mortgage loans	$1,505	$—	$—	$1,468	$1,468
Equity securities (1)	490	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	1	—	—	1	1
Without a fixed maturity	312	—	—	272	272
Long-term debt	64,151	58,724	—	—	58,724

December 31, 2023
Assets:
Mortgage loans	$1,311	$—	$—	$1,274	$1,274
Equity securities (1)	534	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	1	—	—	1	1
Without a fixed maturity	312	—	—	279	279
Long-term debt	61,410	58,451	—	—	58,451
______________________________________
(1)It was not practical to estimate the fair value of these investments as it represents shares of unlisted companies. See Note 1 ‘‘Significant Accounting Policies’’ for additional information regarding the valuation of investments accounted for under the measurement alternative method.

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

Separate Accounts assets include debt and equity securities. The valuation methodologies used for these assets are similar to the methodologies described above in this Note 5 ‘‘Fair Value.’’ Separate Accounts assets also include investments in common/collective trusts that are carried at fair value. Common/collective trusts invest in other investment funds otherwise known as the underlying funds. The Separate Accounts’ interests in the common/collective trust funds are based on the fair values of the investments of the underlying funds and therefore are classified in Level 2. The assets in the underlying funds primarily consist of equity securities, U.S. corporate securities and U.S. government securities. Investments in common/collective trust funds are valued at their respective net asset value (“NAV”) per share/unit on the valuation date.

Separate Accounts financial assets at December 31, 2024 and 2023 were as follows:

	December 31, 2024				December 31, 2023
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$164	$—	$165	$2	$166	$—	$168
Debt securities	186	669	1	856	558	1,949	—	2,507
Common/collective trusts	—	2,478	—	2,478	—	529	—	529
Total (1)	$187	$3,311	$1	$3,499	$560	$2,644	$—	$3,204
_____________________________________
(1)Excludes $188 million of other payables and $46 million of other receivables at December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024 and 2023, the Company had no gross transfers of Separate Accounts financial assets into or out of Level 3.

6.Goodwill and Other Intangibles

Goodwill

Below is a summary of the changes in the carrying amount of goodwill by segment for the years ended December 31, 2024 and 2023:

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Total
Balance at December 31, 2022	$44,159	$23,615	$10,376	$78,150
Segment realignment	(109)	109	—	—
Acquisitions	2,594	10,342	186	13,122
Balance at December 31, 2023	46,644	34,066	10,562	91,272
Balance at December 31, 2024	$46,644	$34,066	$10,562	$91,272

There were no changes to the carrying amount of the Company’s goodwill during the year ended December 31, 2024.

During the year ended December 31, 2023, the increase in the carrying amount of goodwill was primarily driven by the acquisitions of Oak Street Health and Signify Health. See Note 2 ‘‘Acquisitions, Divestitures and Asset Sales’’ for additional information.

During the fourth quarter of 2024 and 2023, and the third quarter of 2022, the Company performed its required annual impairment tests of goodwill. The results of these impairment tests indicated that there was no impairment of goodwill.

At December 31, 2024 and 2023, cumulative goodwill impairments were $6.6 billion.

Intangible Assets

The following table is a summary of the Company’s intangible assets as of December 31, 2024 and 2023:

In millions, except weighted average life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (years)
2024
Trademarks (indefinite-lived)	$10,498	$—	$10,498	N/A
Customer contracts/relationships and covenants not to compete	26,904	(13,889)	13,015	14.2
Technology	1,250	(1,167)	83	3.0
Provider networks	4,203	(1,282)	2,921	20.0
Value of Business Acquired	590	(228)	362	20.0
Other	826	(382)	444	9.3
Total	$44,271	$(16,948)	$27,323	14.5

2023
Trademarks (indefinite-lived)	$10,498	$—	$10,498	N/A
Customer contracts/relationships and covenants not to compete	26,784	(12,241)	14,543	14.2
Technology	1,253	(1,104)	149	3.0
Provider networks	4,203	(1,072)	3,131	20.0
Value of Business Acquired	590	(201)	389	20.0
Other	838	(314)	524	9.3
Total	$44,166	$(14,932)	$29,234	14.5

Amortization expense for intangible assets totaled $2.0 billion, $1.9 billion and $1.8 billion for the years ended December 31, 2024, 2023 and 2022, respectively. The projected annual amortization expense for the Company’s intangible assets for the next five years is as follows:

In millions
2025	$1,981
2026	1,704
2027	1,590
2028	1,316
2029	1,239

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

The following table is a summary of the components of net lease cost for the years ended December 31, 2024, 2023 and 2022:

In millions	2024	2023	2022
Operating lease cost	$2,423	$2,532	$2,579
Finance lease cost:
Amortization of right-of-use assets	92	84	79
Interest on lease liabilities	71	73	68
Total finance lease costs	163	157	147
Short-term lease costs	33	22	27
Variable lease costs	635	635	610
Less: sublease income	(67)	(63)	(61)
Net lease cost	$3,187	$3,283	$3,302

Supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022 was as follows:

In millions	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,733	$2,756	$2,689
Operating cash flows paid for interest portion of finance leases	71	73	68
Financing cash flows paid for principal portion of finance leases	74	70	62
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	852	1,132	591
Finance leases	30	(4)	232

Supplemental balance sheet information related to leases as of December 31, 2024 and 2023 is as follows:

In millions, except remaining lease term and discount rate	2024	2023
Operating leases:
Operating lease right-of-use assets	$15,944	$17,252

Current portion of operating lease liabilities	$1,751	$1,741
Long-term operating lease liabilities	14,899	16,034
Total operating lease liabilities	$16,650	$17,775

Finance leases:
Property and equipment, gross	$1,587	$1,604
Accumulated depreciation	(447)	(375)
Property and equipment, net	$1,140	$1,229

Current portion of long-term debt	$65	$66
Long-term debt	1,295	1,325
Total finance lease liabilities	$1,360	$1,391

Weighted average remaining lease term (in years)
Operating leases	10.7	11.4
Finance leases	16.5	17.3

Weighted average discount rate
Operating leases	4.6%	4.5%
Finance leases	5.1%	5.0%

The following table summarizes the maturity of lease liabilities under finance and operating leases as of December 31, 2024:

In millions	Finance Leases	Operating Leases (1)	Total
2025	$144	$2,683	$2,827
2026	135	2,528	2,663
2027	132	2,343	2,475
2028	129	2,167	2,296
2029	127	1,911	2,038
Thereafter	1,371	9,557	10,928
Total lease payments (2)	2,038	21,189	23,227
Less: imputed interest	(678)	(4,539)	(5,217)
Total lease liabilities	$1,360	$16,650	$18,010
_____________________________________________
(1)Future operating lease payments have not been reduced by minimum sublease rentals of $297 million due in the future under noncancelable subleases.
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

Store Impairment Charges
During the year ended December 31, 2024, the Company recorded a store impairment charge of $483 million related to operating and financing lease right-of-use assets in connection with its enterprise-wide restructuring plan. See Note 3 ‘‘Restructuring’’ for additional information on the Company’s store impairment charges.

Office Real Estate Optimization Charges
The Company evaluates its corporate office real estate space in response to its ongoing flexible work arrangement and evaluates its current real estate space and changes in employee work arrangement requirements to ensure it has the appropriate space to support the business. As a result of this assessment, the Company determined that it would vacate and abandon certain leased corporate office spaces. During the year ended December 31, 2022, the Company recorded office real estate optimization charges of $117 million, primarily consisting of $71 million related to operating lease right-of-use assets and $44 million related to property and equipment. During the year ended December 31, 2023, the Company recorded $46 million of office real estate optimization charges, primarily consisting of $20 million related to operating lease right-of-use assets and $18 million related to property and equipment. During the year ended December 31, 2024, the Company recorded $30 million of office real estate optimization charges, primarily consisting of $14 million related to operating lease right-of-use assets and $14 million related to property and equipment. The office real estate optimization charges were recorded in operating expenses within each segment.

8.Health Care Costs Payable

The following is information about incurred and cumulative paid health care claims development as of December 31, 2024, net of reinsurance, and the total IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. See Note 1 ‘‘Significant Accounting Policies’’ for information on how the Company estimates IBNR reserves and health care costs payable as well as changes to those methodologies, if any. The Company’s estimate of IBNR liabilities is primarily based on trend and completion factors. Claim frequency is not used in the calculation of the Company’s liability. In addition, it is impracticable to disclose claim frequency information for health care claims due to the Company’s inability to gather consistent claim frequency information across its multiple claims processing systems. Any claim frequency count disclosure would not be comparable across the Company’s different claim processing systems and would not be consistent from period to period based on the volume of claims processed through each system. As a result, health care claim count frequency is not included in the disclosures below.

The information about incurred and paid health care claims development for the year ended December 31, 2023 is presented as required unaudited supplemental information.

In millions	Incurred Health Care Claims, Net of Reinsurance For the Years Ended December 31,
Date of Service	2023	2024
	(Unaudited)
2023	$82,362	$81,559
2024		109,458
	Total	$191,017

In millions	Cumulative Paid Health Care Claims, Net of Reinsurance For the Years Ended December 31,
Date of Service	2023	2024
	(Unaudited)
2023	$72,175	$81,044
2024		97,155
	Total	$178,199
All outstanding liabilities for health care costs payable prior to 2023, net of reinsurance		128
Total outstanding liabilities for health care costs payable, net of reinsurance		$12,946

At December 31, 2024, the Company’s liabilities for IBNR plus expected development on reported claims totaled approximately $11.3 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims at December 31, 2024 related to the current calendar year.

The reconciliation of the December 31, 2024 health care net incurred and paid claims development tables to the health care costs payable liability on the consolidated balance sheet were as follows:

In millions	December 31, 2024
Short-duration health care costs payable, net of reinsurance	$12,946
Reinsurance recoverables	81
Insurance lines other than short duration	282
Other non-insurance health care costs payable	1,755
Total health care costs payable	$15,064

The following table shows the components of the change in health care costs payable during the years ended December 31, 2024, 2023 and 2022:

In millions	2024	2023	2022
Health care costs payable, beginning of period	$12,049	$10,142	$8,678
Less: Reinsurance recoverables	5	5	8
Less: Impact of discount rate on long-duration insurance reserves (1)	(23)	8	—
Health care costs payable, beginning of period, net	12,067	10,129	8,670
Acquisition, net	—	1,098	—
Add: Components of incurred health care costs
Current year	115,774	86,639	71,399
Prior years	(947)	(685)	(654)
Total incurred health care costs (2)	114,827	85,954	70,745
Less: Claims paid
Current year	101,583	75,529	61,640
Prior years	10,327	9,585	7,646
Total claims paid	111,910	85,114	69,286
Health care costs payable, end of period, net	14,984	12,067	10,129
Add: Reinsurance recoverables	81	5	5
Add: Impact of discount rate on long-duration insurance reserves (1)	(1)	(23)	8
Health care costs payable, end of period	$15,064	$12,049	$10,142
_____________________________________
(1)Reflects the difference between the current discount rate and the locked-in discount rate on long-duration insurance reserves which is recorded within accumulated other comprehensive loss on the consolidated balance sheets.
(2)Total incurred health care costs for the years ended December 31, 2024, 2023 and 2022 in the table above exclude $107 million, $83 million and $79 million, respectively, of health care costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the consolidated balance sheets and $187 million, $210 million and $249 million, respectively, of health care costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the consolidated balance sheets.

The Company’s estimates of prior years’ health care costs payable decreased by $947 million, $685 million and $654 million in 2024, 2023 and 2022, respectively, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year. This development does not directly correspond to an increase in the Company’s operating results as these reductions were offset by estimated current period health care costs when the Company established the estimate of the current year health care costs payable.

9.Other Insurance Liabilities and Separate Accounts

Future Policy Benefits

The following tables show the components of the change in the liability for future policy benefits, which is included in other insurance liabilities and other long-term insurance liabilities on the consolidated balance sheets, during the years ended December 31, 2024 and 2023:

	2024
In millions	Large Case Pensions	Long-Term Care
Present value of expected net premiums (1)
Liability for future policy benefits, beginning of period - current discount rate		$293

Beginning liability for future policy benefits at original (locked-in) discount rate		$288
Effect of changes in cash flow assumptions		—
Effect of actual variances from expected experience		16
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate		304
Interest accrual (using locked-in discount rate)		14
Net premiums (actual)		(38)
Ending liability for future policy benefits at original (locked-in) discount rate		280
Effect of changes in discount rate assumptions		(5)
Liability for future policy benefits, end of period - current discount rate		$275

Present value of expected future policy benefits
Liability for future policy benefits, beginning of period - current discount rate	$2,139	$1,640

Beginning liability for future policy benefits at original (locked-in) discount rate	$2,251	$1,632
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(27)	6
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate	2,224	1,638
Issuances	30	—
Interest accrual (using locked-in discount rate)	91	83
Benefit payments (actual)	(255)	(74)
Ending liability for future policy benefits at original (locked-in) discount rate	2,090	1,647
Effect of changes in discount rate assumptions	(173)	(95)
Liability for future policy benefits, end of period - current discount rate	$1,917	$1,552

Net liability for future policy benefits	$1,917	$1,277
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, net of reinsurance recoverable	$1,917	$1,277
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

The amount of undiscounted expected gross premiums and expected future benefit payments for long-duration insurance liabilities as of December 31, 2024 and 2023 were as follows:

In millions	2024	2023
Large case pensions
Expected future benefit payments	$3,024	$3,266
Expected gross premiums	—	—

Long-term care
Expected future benefit payments	$3,189	$3,224
Expected gross premiums	399	414

The weighted-average interest rate used in the measurement of the long-duration insurance liabilities as of December 31, 2024 and 2023 were as follows:

	2024	2023
Large case pensions
Interest accretion rate	4.20%	4.20%
Current discount rate	5.46%	4.93%

Long-term care
Interest accretion rate	5.11%	5.11%
Current discount rate	5.70%	5.08%

The weighted-average durations (in years) of the long-duration insurance liabilities as of December 31, 2024 and 2023 were as follows:

	2024	2023
Large case pensions	7.3	7.3
Long-term care	11.7	12.1

Separate Accounts

The following table shows the fair value of assets, by major investment category, supporting Separate Accounts as of December 31, 2024 and 2023:

In millions	2024	2023
Cash and cash equivalents	$165	168
Debt securities:
U.S. government securities	186	573
States, municipalities and political subdivisions	14	28
U.S. corporate securities	524	1,632
Foreign securities	51	202
Residential mortgage-backed securities	71	51
Commercial mortgage-backed securities	3	6
Other asset-backed securities	7	15
Total debt securities	856	2,507
Common/collective trusts	2,478	529
Total (1)	$3,499	$3,204
_____________________________________________
(1)Excludes $188 million of other payables and $46 million of other receivables at December 31, 2024 and 2023, respectively.

The following table shows the components of the change in Separate Accounts liabilities during the years ended December 31, 2024 and 2023:

In millions	2024	2023
Separate Accounts liability, beginning of the period	$3,250	$3,228
Premiums and deposits	964	860
Surrenders and withdrawals	(277)	(9)
Benefit payments	(978)	(938)
Investment earnings	348	100
Net transfers from general account	13	7
Other	(9)	2
Separate Accounts liability, end of the period	$3,311	$3,250

Cash surrender value, end of the period	$1,987	$2,181

The Company did not recognize any gains or losses on assets transferred to Separate Accounts during the years ended December 31, 2024 or 2023.

10.Borrowings and Credit Agreements
The following table is a summary of the Company’s borrowings as of December 31, 2024 and 2023:

In millions	2024	2023
Short-term debt
Commercial paper	$2,119	$200
Long-term debt
3.375% senior notes due August 2024	—	650
2.625% senior notes due August 2024	—	1,000
3.5% senior notes due November 2024	—	750
5% senior notes due December 2024	—	299
4.1% senior notes due March 2025	724	950
3.875% senior notes due July 2025	2,828	2,828
5% senior notes due February 2026	1,500	1,500
2.875% senior notes due June 2026	1,750	1,750
3% senior notes due August 2026	750	750
3.625% senior notes due April 2027	750	750
6.25% senior notes due June 2027	372	372
1.3% senior notes due August 2027	2,250	2,250
4.3% senior notes due March 2028	5,000	5,000
5% senior notes due January 2029	1,000	1,000
5.4% senior notes due June 2029	1,000	—
3.25% senior notes due August 2029	1,750	1,750
5.125% senior notes due February 2030	1,500	1,500
3.75% senior notes due April 2030	1,500	1,500
1.75% senior notes due August 2030	1,250	1,250
5.25% senior notes due January 2031	750	750
1.875% senior notes due February 2031	1,250	1,250
5.55% senior notes due June 2031	1,000	—
2.125% senior notes due September 2031	1,000	1,000
5.25% senior notes due February 2033	1,750	1,750
5.3% senior notes due June 2033	1,250	1,250
5.7% senior notes due June 2034	1,250	—
4.875% senior notes due July 2035	652	652
6.625% senior notes due June 2036	771	771
6.75% senior notes due December 2037	533	533
4.78% senior notes due March 2038	5,000	5,000
6.125% senior notes due September 2039	447	447
4.125% senior notes due April 2040	602	1,000
2.7% senior notes due August 2040	367	1,250
5.75% senior notes due May 2041	133	133
4.5% senior notes due May 2042	500	500
4.125% senior notes due November 2042	226	500
5.3% senior notes due December 2043	750	750
4.75% senior notes due March 2044	375	375
6% senior notes due June 2044	750	—
5.125% senior notes due July 2045	3,500	3,500
3.875% senior notes due August 2047	537	1,000
5.05% senior notes due March 2048	8,000	8,000
4.25% senior notes due April 2050	399	750

5.625% senior notes due February 2053	1,250	1,250
5.875% senior notes due June 2053	1,250	1,250
6.05% senior notes due June 2054	1,000	—
6% senior notes due June 2063	750	750
6.75% series B junior subordinated notes due December 2054	750	—
7% series A junior subordinated notes due March 2055	2,250	—
Finance lease liabilities	1,360	1,391
Other	302	309
Total debt principal	66,747	62,160
Debt premiums	170	186
Debt discounts and deferred financing costs	(647)	(736)
	66,270	61,610
Less:
Short-term debt (commercial paper)	(2,119)	(200)
Current portion of long-term debt	(3,624)	(2,772)
Long-term debt	$60,527	$58,638

The following is a summary of the Company’s required repayments of long-term debt principal due during each of the next five years and thereafter, as of December 31, 2024:

In millions
2025	$3,559
2026	4,007
2027	3,379
2028	5,007
2029	3,758
Thereafter	43,558
Subtotal	63,268
Commercial paper	2,119
Finance lease liabilities (1)	1,360
Total debt principal	$66,747
_____________________________________________
(1)See Note 7 ‘‘Leases’’ for a summary of maturities of the Company’s finance lease liabilities.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company had $2.1 billion of commercial paper outstanding at a weighted average interest rate of 4.98% as of December 31, 2024. The Company had $200 million of commercial paper outstanding at a weighted interest rate of 4.31% as of December 31, 2023. In connection with its commercial paper program, the Company maintains a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2027, a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2028, and a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2029. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of December 31, 2024 and 2023, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

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

FHLBB
A subsidiary of the Company is a member of the FHLBB. As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of December 31, 2024 was approximately $1.2 billion. As of December 31, 2024 and 2023, there were no outstanding advances from the FHLBB.

Long-term Borrowings

2024 Notes
On December 10, 2024, the Company issued $2.25 billion aggregate principal amount of 7.0% fixed-to-fixed rate series A junior subordinated notes due March 2055 and $750 million aggregate principal amount of 6.75% fixed-to-fixed rate series B junior subordinated notes due December 2054 for total proceeds of approximately $3.0 billion, net of discounts and underwriting fees. The series A junior subordinated notes bear interest at 7.0% per year until March 10, 2030, at which time the rate will reset March 10th of every fifth year, provided that the interest rate will not reset below the initial interest rate. The series B junior subordinated notes bear interest at 6.75% per year until December 10, 2034, at which time the rate will reset December 10th of every fifth year, provided that the interest rate will not reset below the initial interest rate. The series A and series B junior subordinated notes pay interest semi-annually and may be redeemed at any time beginning 90 days prior to their respective first interest rate reset date and on any interest payment date thereafter, in whole or in part at a defined redemption price plus accrued interest. The net proceeds of these offerings were used for the early extinguishment of certain of the Company’s senior notes as described below and the remaining proceeds after the early extinguishment of debt were used for general corporate purposes.

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

Gain on Early Extinguishment of Debt
In December 2024, pursuant to a cash tender offer, the Company repaid approximately $2.6 billion of its outstanding senior notes for a cash payment of approximately $2.0 billion. The senior notes purchased include: $226 million of its 4.1% senior notes due March 2025, $398 million of its 4.125% senior notes due April 2040, $883 million of its 2.7% senior notes due August 2040, $274 million of its 4.125% senior notes due November 2042, $463 million of its 3.875% senior notes due August 2047 and $351 million of its 4.25% senior notes due April 2050. In connection with the purchase of such senior notes, the Company recognized a total gain on early extinguishment of debt of $491 million, net of unamortized deferred financing costs and incurred fees.

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of December 31, 2024, the Company was in compliance with all of its debt covenants.

11.Pension Plans and Other Postretirement Benefits

Defined Contribution Plans

As of December 31, 2024, the Company sponsors several active 401(k) savings plans that cover all employees who meet plan eligibility requirements.

The Company makes matching contributions consistent with the provisions of the respective plans. At the participant’s option, account balances, including the Company’s matching contribution, can be invested among various investment options under each plan. The CVS Health Future Fund 401(k) Plan offers CVS Health Corporation’s common stock fund as an investment option. The Company also maintains nonqualified, unfunded deferred compensation plans for certain key employees. The plans provide participants the opportunity to defer portions of their eligible compensation and for certain nonqualified plans, participants receive matching contributions equivalent to what they could have received under the CVS Health Future Fund 401(k) Plan absent certain restrictions and limitations under the Internal Revenue Code. The Company’s contributions under its defined contribution plans were $610 million, $581 million and $567 million in the years ended December 31, 2024, 2023 and 2022, respectively.

Defined Benefit Pension Plans

The Company sponsors a tax-qualified defined benefit pension plan that was frozen in 2010 and a nonqualified supplemental pension plan that was frozen in 2007. The Company also sponsors several other defined benefit pension plans that are unfunded nonqualified supplemental retirement plans.

Pension Benefit Obligation and Plan Assets
The following tables outline the change in pension benefit obligation and plan assets over the specified periods:

In millions	2024	2023
Change in benefit obligation:
Benefit obligation, beginning of year	$4,736	$4,740
Interest cost	222	231
Actuarial loss (gain)	(262)	145
Benefit payments	(347)	(380)
Benefit obligation, end of year	4,349	4,736

Change in plan assets:
Fair value of plan assets, beginning of year	5,379	5,346
Actual return on plan assets	133	389
Employer contributions	23	24
Benefit payments	(347)	(380)
Fair value of plan assets, end of year	5,188	5,379

Funded status	$839	$643

The change in the pension benefit obligation during the years ended December 31, 2024 and 2023 was primarily driven by the change in the discount rate during each respective period.

The assets (liabilities) recognized on the consolidated balance sheets at December 31, 2024 and 2023 for the defined benefit pension plans consisted of the following:

In millions	2024	2023
Noncurrent assets reflected in other assets	$1,030	$856
Current liabilities reflected in accrued expenses and other current liabilities	(22)	(24)
Noncurrent liabilities reflected in other long-term liabilities	(169)	(189)
Net assets	$839	$643

Net Periodic Benefit Cost (Income)
The components of net periodic benefit cost (income) for the years ended December 31, 2024, 2023 and 2022 are shown below:

In millions	2024	2023	2022
Components of net periodic benefit cost (income):
Interest cost	$222	$231	$132
Expected return on plan assets	(327)	(326)	(309)
Amortization of net actuarial loss	1	1	3
Settlement losses	—	—	1
Net periodic benefit cost (income)	$(104)	$(94)	$(173)

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

Expected Return on Plan Assets - The expected long-term rate of return on plan assets is determined by using the plan’s target allocation and return expectations based on many factors including forecasted long-term capital market real returns and the inflationary outlook on a plan by plan basis. See “Pension Plan Assets” below for additional details regarding the pension plan assets as of December 31, 2024 and 2023.

The Company also considers other assumptions including mortality, interest crediting rate, termination and retirement rates, and cost of living adjustments.

The Company determined its benefit obligation based on the following weighted average assumptions as of December 31, 2024 and 2023:

	2024	2023
Discount rate	5.6%	5.0%

The Company determined its net periodic benefit cost (income) based on the following weighted average assumptions for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Discount rate	4.9%	5.1%	2.3%
Expected long-term rate of return on plan assets	6.3%	6.3%	4.8%

Pension Plan Assets
The Company’s pension plan assets primarily include debt and equity securities held in separate accounts, common/collective trusts, as well as Private Real Estate, Farmland, Public Real Estate and Public Infrastructure (collectively referred to as “Real Assets”) and private credit. The valuation methodologies used to value these debt and equity securities and common/collective trusts are similar to the methodologies described in Note 5 “Fair Value.” Pension plan assets also include investments in other assets that are carried at fair value. The following is a description of the valuation methodologies used to value private real estate investments and these additional investments, including the general classification pursuant to the fair value hierarchy.

Private real estate - Private real estate investments are valued by independent third-party appraisers. The appraisals comply with the Uniform Standards of Professional Appraisal Practice, which include, among other things, the income, cost, and sales comparison approaches to estimating property value. Therefore, these investments are classified in Level 3.

Private equity, private credit and hedge fund limited partnerships - Private equity and hedge fund limited partnerships are carried at fair value which is estimated using the NAV per unit as reported by the administrator of the underlying investment fund as a practical expedient to fair value. Therefore, these investments have been excluded from the fair value table below.

Pension plan assets with changes in fair value measured on a recurring basis at December 31, 2024 were as follows:

In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$32	$67	$—	$99
Debt securities:
U.S. government securities	481	6	—	487
States, municipalities and political subdivisions	—	70	—	70
U.S. corporate securities	—	2,752	1	2,753
Foreign securities	—	98	—	98
Residential mortgage-backed securities	—	7	—	7
Commercial mortgage-backed securities	—	9	—	9
Other asset-backed securities	—	4	—	4
Redeemable preferred securities	—	1	—	1
Total debt securities	481	2,947	1	3,429
Equity securities:
U.S. domestic	30	—	—	30
International	12	—	—	12
Total equity securities	42	—	—	42
Other investments:
Private real estate	—	—	276	276
Common/collective trusts (1)	—	502	—	502
Derivatives	—	3	—	3
Total other investments	—	505	276	781
Total pension investments (2)	$555	$3,519	$277	$4,351
_____________________________________________
(1)The assets in the underlying funds of common/collective trusts consist of $288 million of equity securities and $214 million of debt securities.
(2)Excludes $267 million of other receivables as well as $290 million of private equity limited partnership investments and $280 million of hedge fund limited partnership investments as these amounts are measured at NAV per share or an equivalent and are not subject to leveling within the fair value hierarchy.

Pension plan assets with changes in fair value measured on a recurring basis at December 31, 2023 were as follows:

In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12	$69	$—	$81
Debt securities:
U.S. government securities	518	4	—	522
States, municipalities and political subdivisions	—	94	—	94
U.S. corporate securities	—	2,649	—	2,649
Foreign securities	—	106	—	106
Residential mortgage-backed securities	—	17	—	17
Commercial mortgage-backed securities	—	9	—	9
Other asset-backed securities	—	8	—	8
Redeemable preferred securities	—	1	—	1
Total debt securities	518	2,888	—	3,406
Equity securities:
U.S. domestic	150	—	—	150
International	34	—	—	34
Total equity securities	184	—	—	184
Other investments:
Private real estate	—	—	290	290
Common/collective trusts (1)	—	405	—	405
Derivatives	—	(14)	—	(14)
Total other investments	—	391	290	681
Total pension investments (2)	$714	$3,348	$290	$4,352
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

The changes in the balances of Level 3 pension plan assets during the year ended December 31, 2024 were as follows:

In millions	Private real estate	U.S. corporate securities	Total
Beginning balance	$290	$—	$290
Actual return on plan assets	1	—	1
Purchases, sales and settlements	(15)	1	(14)
Transfers out of Level 3	—	—	—
Ending balance	$276	$1	$277

The changes in the balances of Level 3 pension plan assets during the year ended December 31, 2023 were as follows:

In millions	Private real estate
Beginning balance	$325
Actual return on plan assets	(23)
Purchases, sales and settlements	(12)
Transfers out of Level 3	—
Ending balance	$290

The Company’s pension plan invests in a diversified mix of assets designed to generate returns that will enable the plan to meet its future benefit obligations. The risk of unexpected investment and actuarial outcomes is regularly evaluated. This evaluation is performed through forecasting and assessing ranges of investment outcomes over short- and long-term horizons and by assessing the pension plan’s liability characteristics. Complementary investment styles and strategies are utilized by professional investment management firms to further improve portfolio and operational risk characteristics. Public and private equity investments are used primarily to increase overall plan returns. Real Assets investments are viewed favorably for their diversification benefits and above-average dividend generation. Fixed income investments provide diversification benefits and liability hedging attributes that are desirable, especially in falling interest rate environments.

At December 31, 2024, target investment allocations for the Company’s pension plan were: 7% in equity securities, 75% in fixed income and debt securities, 7% in Real Assets, 5% in private equity limited partnerships, 2% in private credit limited partnerships and 4% in hedge funds. Actual asset allocations may differ from target allocations due to tactical decisions to overweight or underweight certain assets or as a result of normal fluctuations in asset values. Asset allocations are consistent with stated investment policies and, as a general rule, periodically rebalanced back to target asset allocations. Asset allocations and investment performance are formally reviewed periodically throughout the year by the pension plan’s Investment Subcommittee. Forecasting of asset and liability growth is performed at least annually.

Cash Flows
The Company generally contributes to its tax-qualified pension plan based on minimum funding requirements determined under applicable federal laws and regulations. Employer contributions related to the nonqualified supplemental pension plans generally represent payments to retirees for current benefits. The Company contributed $23 million, $24 million and $27 million to its pension plans during 2024, 2023 and 2022, respectively. No contributions were required for the tax-qualified pension plan in 2024. The Company expects to make an immaterial amount of contributions for all other pension plans in 2025.

The Company estimates the following future benefit payments, which are calculated using the same actuarial assumptions used to measure the pension benefit obligation as of December 31, 2024:

In millions
2025	$389
2026	384
2027	380
2028	380
2029	371
2030-2034	1,712

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

None of the multiemployer pension plans in which the Company participates are individually significant to the Company. The Company’s contributions to multiemployer pension plans were $19 million, $19 million and $20 million in 2024, 2023 and 2022, respectively.

Other Postretirement Benefits

The Company provides postretirement health care and life insurance benefits to certain retirees who meet eligibility requirements. The Company’s funding policy is generally to pay covered expenses as they are incurred. For retiree medical plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates. As of December 31, 2024 and 2023, the Company’s other postretirement benefits had an accumulated postretirement benefit obligation of $147 million and $155 million, respectively. Net periodic benefit costs related to these other postretirement benefits were $6 million, $6 million and $4 million in 2024, 2023 and 2022, respectively.

The Company estimates the following future benefit payments, which are calculated using the same actuarial assumptions used to measure the accumulated other postretirement benefit obligation as of December 31, 2024:

In millions
2025	$12
2026	12
2027	12
2028	12
2029	12
2030-2034	59

Pursuant to various collective bargaining agreements, the Company also contributes to multiemployer health and welfare plans that cover certain union-represented employees. The plans provide postretirement health care and life insurance benefits to certain employees who meet eligibility requirements. The Company’s contributions to multiemployer health and welfare plans totaled $63 million, $60 million and $62 million in 2024, 2023 and 2022, respectively.

12.Income Taxes

The income tax provision consisted of the following for the years ended December 31, 2024, 2023 and 2022:

In millions	2024	2023	2022
Current:
Federal	$1,658	$2,819	$2,803
State	476	662	735
	2,134	3,481	3,538
Deferred:
Federal	(453)	(537)	(1,526)
State	(119)	(139)	(503)
	(572)	(676)	(2,029)
Total	$1,562	$2,805	$1,509

The following table is a reconciliation of the statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.6	3.7	3.2
Legal charges	0.5	—	3.4
Basis difference upon disposition of subsidiary	—	—	1.6
Prior year refunds and unrecognized tax benefits	—	—	(2.6)
Tax credits	(1.2)	(0.3)	(0.6)
Other	0.5	0.7	(0.1)
Effective income tax rate	25.4%	25.1%	25.9%

The following table is a summary of the components of the Company’s deferred income tax assets and liabilities as of December 31, 2024 and 2023:

In millions	2024	2023
Deferred income tax assets:
Lease and rents	$4,763	$5,059
Legal charges	1,109	1,205
Inventory	68	94
Employee benefits	168	168
Bad debts and other allowances	593	606
Net operating loss and capital loss carryforwards	272	409
Deferred income	47	62
Insurance reserves	381	356
Investments	21	56
Other	486	372
Valuation allowance	(301)	(385)
Total deferred income tax assets	7,607	8,002
Deferred income tax liabilities:
Retirement benefits	172	112
Lease and rents	4,125	4,469
Depreciation and amortization	7,116	7,732
Total deferred income tax liabilities	11,413	12,313
Net deferred income tax liabilities	$3,806	$4,311

When evaluating the realizability of deferred tax assets, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and the Company’s recent operating results. The Company established a valuation allowance of $301 million and $385 million as of December 31, 2024 and 2023, respectively, because it does not consider it more likely than not that certain deferred tax assets will be recovered.

As of December 31, 2024, the Company had net operating and capital loss carryovers of $272 million, a portion of which has an indefinite carryforward period, while the remainder expires between 2025 and 2044.

A reconciliation of the beginning and ending balance of unrecognized tax benefits in 2024, 2023 and 2022 is as follows:

In millions	2024	2023	2022
Beginning balance	$436	$446	$782
Additions based on tax positions related to the current year	—	2	5
Additions based on tax positions related to prior years	67	46	42
Reductions for tax positions of prior years	(49)	(24)	(166)
Expiration of statutes of limitation	(29)	(34)	(4)
Settlements	(1)	—	(213)
Ending balance	$424	$436	$446

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

CVS Health Corporation and its subsidiaries are also currently under income tax examinations by a number of state and local tax authorities. As of December 31, 2024, no examination has resulted in any proposed adjustments that would result in a material change to the Company’s operating results, financial condition or liquidity.

Substantially all material state and local income tax matters have been concluded for fiscal years through 2015. Certain state exams are likely to be concluded and certain state statutes of limitations will lapse in 2025, but the change in the balance of the Company’s uncertain tax positions is projected to be immaterial. In addition, it is reasonably possible that the Company’s unrecognized tax benefits could change within the next twelve months due to the anticipated conclusion of various examinations with the IRS for certain previous years. An estimate of the range of the possible change cannot be made at this time.

The Company records interest expense related to unrecognized tax benefits and penalties in the income tax provision. The Company accrued interest expense of approximately $45 million, $31 million and $29 million in 2024, 2023 and 2022, respectively. The Company had approximately $165 million and $134 million accrued for interest and penalties as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate is approximately $324 million, after considering the federal benefit of state income taxes.

13.Stock Incentive Plans

The terms of the CVS Health 2017 Incentive Compensation Plan (“ICP”) provide for grants of annual incentive and long-term performance awards to executive officers and other officers and employees of the Company or any subsidiary of the Company, as well as equity compensation to outside directors of CVS Health Corporation. Payment of such annual incentive and long-term performance awards will be in cash, stock, other awards or other property, at the discretion of the Management Planning and Development Committee (the “MP&D Committee”) of the Board. The ICP allows for a maximum of 92 million shares of CVS Health Corporation common stock to be reserved and available for grants. As of December 31, 2024, there were approximately 33 million shares of CVS Health Corporation common stock available for future grants under the ICP.

As of the Oak Street Health Acquisition Date, Oak Street Health common stock subject to awards outstanding under the Oak Street Health, Inc. Omnibus Incentive Plan (the “Oak Street Health Plan”) was converted into approximately 3.9 million shares of CVS Health Corporation underlying replacement equity awards. In addition, in accordance with the merger agreement, shares which were available for future issuance under the Oak Street Health Plan were converted into approximately 7 million shares of CVS Health common stock which were reserved and available for issuance pursuant to future awards as of December 31, 2023. Subsequent to the cancellation of the Oak Street Health plan on May 16, 2024, the ICP is the only compensation plan under which the Company grants stock options, restricted stock and other stock-based awards to its employees.

As of the Signify Health Acquisition Date, Signify Health common stock subject to awards outstanding under the Signify Health, Inc. 2021 Long-Term Incentive Plan (the “Signify Plan”) was converted into approximately 3.2 million shares of CVS Health Corporation underlying replacement equity awards. In addition, in accordance with the merger agreement, shares which were available for future issuance under the Signify Plan were converted into approximately 9 million shares of CVS Health common stock which were reserved and available for issuance pursuant to future awards as of December 31, 2023. Subsequent to the cancellation of the Signify Plan on May 16, 2024, the ICP is the only compensation plan under which the Company grants stock options, restricted stock and other stock-based awards to its employees.

Stock-Based Compensation Expense

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the stock award (generally three to five years) using the straight-line method. The following table is a summary of stock-based compensation for the years ended December 31, 2024, 2023 and 2022:

In millions	2024	2023	2022
Restricted stock units and performance stock units	$461	$497	$369
Stock options and stock appreciation rights (“SARs”) (1)	79	91	78
Total stock-based compensation (2)	$540	$588	$447
_____________________________________________
(1)Includes the Employee Stock Purchase Plan (“ESPP”).
(2)Total stock-based compensation for the year ended December 31, 2024 included $60 million and $41 million of post-combination expense associated with replacement equity awards granted in connection with the Oak Street Health and Signify Health acquisitions, respectively. Total stock-based compensation for the year ended December 31, 2023 included $71 million and $72 million of post-combination expense associated with replacement equity awards granted in connection with the Oak Street Health and Signify Health acquisitions, respectively.

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

As of December 31, 2024, there was $829 million of total unrecognized compensation cost related to the Company’s restricted stock units and performance stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.2 years. The total fair value of restricted stock units vested during 2024, 2023 and 2022 was $497 million, $525 million and $328 million, respectively.

The following table is a summary of the restricted stock unit and performance stock unit activity for the year ended December 31, 2024:

In thousands, except weighted average grant date fair value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	16,994	$77.65
Granted	9,978	$75.97
Vested (1)	(6,532)	$76.08
Forfeited	(1,928)	$78.71
Outstanding at end of year, nonvested	18,512	$77.19
_____________________________________________
(1)Vested performance stock units have been included at target level performance. Based on actual performance, the number of restricted stock units and performance stock units vested during the year ended December 31, 2024 was 6.6 million.

Stock Options and SARs

All stock option and SARs grants are awarded at fair value on the date of grant. The fair value of stock options and SARs are estimated using the Black-Scholes option pricing model, and stock-based compensation is recognized on a straight-line basis over the requisite service period. Stock options and SARs granted generally become exercisable over a four-year period from the grant date. Stock options granted through 2018 generally expire seven years after the grant date. Stock options and SARs granted subsequent to 2018 generally expire ten years after the grant date.

The following table is a summary of stock option and SAR activity that occurred for the years ended December 31, 2024, 2023 and 2022:

In millions	2024	2023	2022
Cash received from stock options exercised (including ESPP)	$361	$277	$551
Payments for taxes for net share settlement of equity awards	185	181	370
Intrinsic value of stock options and SARs exercised	33	31	118
Fair value of stock options and SARs vested	225	227	219

The fair value of each stock option and SAR is estimated using the Black-Scholes option pricing model based on the following assumptions at the time of grant:

	2024	2023	2022
Dividend yield (1)	4.29%	3.27%	2.18%
Expected volatility (2)	28.36%	28.15%	27.34%
Risk-free interest rate (3)	4.13%	3.55%	2.46%
Expected life (in years) (4)	5.3	5.9	6.3
Weighted-average grant date fair value	$11.31	$21.78	$24.15
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

As of December 31, 2024, unrecognized compensation expense related to unvested stock options and SARs totaled $44 million, which the Company expects to be recognized over a weighted-average period of 2.24 years. After considering anticipated forfeitures, the Company expects approximately 7 million of the unvested stock options and SARs to vest over the requisite service period.

The following table is a summary of the Company’s stock option and SAR activity for the year ended December 31, 2024:

In thousands, except weighted average exercise price and remaining contractual term	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	15,126	$68.13
Granted	4,435	$68.91
Exercised	(2,806)	$59.61
Forfeited	(1,046)	$79.05
Expired	(690)	$78.69
Outstanding at end of year	15,019	$68.69	5.10	$3,279
Exercisable at end of year	7,579	$65.01	3.25	1,939
Vested at end of year and expected to vest in the future	14,646	$68.66	5.02	3,252

ESPP

The Company’s ESPP provides for the purchase of up to 60 million shares of CVS Health Corporation common stock. Under the ESPP, eligible employees may purchase common stock at the end of each six month offering period at a purchase price equal to 90% of the lower of the fair market value on the first day or the last day of the offering period. During 2024, approximately 4 million shares of common stock were purchased under the provisions of the ESPP at an average price of $58.57 per share. As of December 31, 2024, approximately 23 million shares of common stock were available for issuance under the ESPP.

The fair value of stock-based compensation associated with the ESPP is estimated on the date of grant (the first day of the six-month offering period) using the Black-Scholes option pricing model.

The following table is a summary of the assumptions used to value the ESPP awards for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Dividend yield (1)	2.01%	1.54%	1.12%
Expected volatility (2)	31.40%	25.61%	23.54%
Risk-free interest rate (3)	5.31%	5.17%	1.42%
Expected life (in years) (4)	0.5	0.5	0.5
Weighted-average grant date fair value	$12.39	$14.26	$16.25
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

14.Shareholders’ Equity

Share Repurchases

The following share repurchase programs have been authorized by the Board:

In billions Authorization Date	Authorized	Remaining as of December 31, 2024
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the years ended December 31, 2024, 2023 and 2022, the Company repurchased an aggregate of 39.7 million shares of common stock for approximately $3.0 billion, an aggregate of 22.8 million shares of common stock for approximately $2.0 billion and an aggregate of 34.1 million shares of common stock for approximately $3.5 billion, respectively, each pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below.

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

Pursuant to the authorization under the 2021 Repurchase Program, the Company entered into a $1.5 billion fixed dollar ASR with Barclays Bank PLC. Upon payment of the $1.5 billion purchase price on January 4, 2022, the Company received a number of shares of CVS Health Corporation’s common stock equal to 80% of the $1.5 billion notional amount of the ASR or approximately 11.6 million shares, which were placed into treasury stock in January 2022. The ASR was accounted for as an initial treasury stock transaction for $1.2 billion and a forward contract for $0.3 billion. The forward contract was classified as an equity instrument and was recorded within capital surplus. In February 2022, the Company received approximately 2.7 million shares of CVS Health Corporation’s common stock, representing the remaining 20% of the $1.5 billion notional amount of the ASR, thereby concluding the ASR. These shares were placed into treasury stock and the forward contract was reclassified from capital surplus to treasury stock in February 2022.

At the time they were received, the initial and final receipt of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.

Dividends

The quarterly cash dividend declared by the Board was $0.665, $0.605 and $0.55 per share in 2024, 2023 and 2022, respectively. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

Regulatory Requirements

The Company’s insurance business operations are conducted through subsidiaries that principally consist of health maintenance organizations (“HMOs”) and insurance companies. The Company’s HMO and insurance subsidiaries report their financial statements in accordance with accounting practices prescribed by state regulatory authorities which may differ from GAAP. The combined statutory net income for the years ended and estimated combined statutory and capital surplus at December 31, 2024, 2023 and 2022 for the Company’s insurance and HMO subsidiaries were as follows:

In millions	2024	2023	2022
Statutory net income (loss)	$(1,185)	$2,757	$2,851
Estimated statutory capital and surplus	20,085	16,961	15,503

The Company’s insurance and HMO subsidiaries paid $755 million of gross dividends to the Company for the year ended December 31, 2024.

In addition to general state law restrictions on payments of dividends and other distributions to stockholders applicable to all corporations, HMOs and insurance companies are subject to further regulations that, among other things, may require those companies to maintain certain levels of equity and restrict the amount of dividends and other distributions that may be paid to their equity holders. In addition, in connection with the acquisition of Aetna, the Company made certain undertakings that require prior regulatory approval of dividends by certain of its HMOs and insurance companies. At December 31, 2024, these amounts were as follows:

In millions
Estimated minimum statutory surplus required by regulators	$11,691
Investments on deposit with regulatory bodies	713
Estimated maximum dividend distributions permitted in 2025 without prior regulatory approval	1,561

Noncontrolling Interests

At December 31, 2024 and 2023, noncontrolling interests were $170 million and $175 million, respectively, primarily related to third party interests in the Company’s operating entities. The noncontrolling entities’ share is included in total shareholders’ equity on the consolidated balance sheets.

15.Other Comprehensive Income (Loss)

Shareholders’ equity included the following activity in accumulated other comprehensive loss in 2024, 2023 and 2022:

	At December 31,
In millions	2024	2023	2022
Net unrealized investment gains (losses):
Beginning of year balance	$(429)	$(1,519)	$798
Other comprehensive income (loss) before reclassifications ($(177), $612 and $(3,021) pretax)	(170)	603	(2,556)
Amounts reclassified from accumulated other comprehensive income (loss) ($226, $566 and $315 pretax) (1)	200	487	239
Other comprehensive income (loss)	30	1,090	(2,317)
End of year balance	(399)	(429)	(1,519)

Change in discount rate on long-duration insurance reserves:
Beginning of period balance	152	219	(651)
Other comprehensive income (loss) before reclassifications ($146, $(92), and $1,126 pretax)	113	(67)	870
Other comprehensive income (loss)	113	(67)	870
End of period balance	265	152	219

Foreign currency translation adjustments:
Beginning of year balance	—	—	—
Other comprehensive loss before reclassifications	(4)	—	—
Other comprehensive loss	(4)	—	—
End of year balance	(4)	—	—

Net cash flow hedges:
Beginning of year balance	244	239	222
Other comprehensive income before reclassifications ($0, $25 and $38 pretax)	—	19	28
Amounts reclassified from accumulated other comprehensive income ($(20), $(19) and $(15) pretax) (2)	(15)	(14)	(11)
Other comprehensive income (loss)	(15)	5	17
End of year balance	229	244	239

Pension and other postretirement benefits:
Beginning of year balance	(264)	(203)	(35)
Other comprehensive income (loss) before reclassifications ($71, $(81) and $(229) pretax)	53	(61)	(170)
Amounts reclassified from accumulated other comprehensive loss ($0, $0 and $3 pretax) (3)	—	—	2
Other comprehensive income (loss)	53	(61)	(168)
End of year balance	(211)	(264)	(203)

Total beginning of year accumulated other comprehensive income (loss)	(297)	(1,264)	334
Total other comprehensive income (loss)	177	967	(1,598)
Total end of year accumulated other comprehensive loss	$(120)	$(297)	$(1,264)
_______________________________________
(1)Amounts reclassified from accumulated other comprehensive income (loss) for specifically identified debt securities are included in net investment income in the consolidated statements of operations.
(2)Amounts reclassified from accumulated other comprehensive income for specifically identified cash flow hedges are included within interest expense in the consolidated statements of operations. The Company expects to reclassify $16 million, net of tax, in net gains associated with its cash flow hedges into net income within the next 12 months.

(3)Amounts reclassified from accumulated other comprehensive loss for specifically identified pension and other postretirement benefits are included in other income in the consolidated statements of operations.

16.Earnings Per Share

Earnings per share is computed using the treasury stock method. Stock options and SARs to purchase 8 million, 8 million and 4 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the years ended December 31, 2024, 2023 and 2022, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following is a reconciliation of basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022:

In millions, except per share amounts	2024	2023	2022
Numerator for earnings per share calculation:
Net income attributable to CVS Health	$4,614	$8,344	$4,311

Denominator for earnings per share calculation:
Weighted average shares, basic	1,259	1,285	1,312
Restricted stock units and performance stock units	2	3	6
Stock options and SARs	1	2	5
Weighted average shares, diluted	1,262	1,290	1,323

Earnings per share:
Basic	$3.67	$6.49	$3.29
Diluted	$3.66	$6.47	$3.26

17.Reinsurance

The Company utilizes reinsurance agreements primarily to: (a) reduce required capital and (b) facilitate the acquisition or disposition of certain insurance contracts. Ceded reinsurance agreements permit the Company to recover a portion of its losses from reinsurers, although they do not discharge the Company’s primary liability as the direct insurer of the risks reinsured.

In January 2025, the Company entered into three four-year reinsurance agreements with an unrelated reinsurer that allow it to reduce required capital and provide collateralized excess of loss reinsurance coverage on a portion of the Health Care Benefits segment’s group Commercial Insured business.

Reinsurance recoverables (recorded as other current assets or other assets on the consolidated balance sheets) at December 31, 2024 and 2023 were as follows:

In millions	2024	2023
Reinsurer
Hartford Life and Accident Insurance Company	$1,119	$1,314
Lincoln Life & Annuity Company of New York	444	480
Individual State Reinsurance Programs	189	61
Fresenius Medical Care Reinsurance Company (Cayman) Ltd.	75	54
Resolution Life Group Holdings Ltd.	33	35
All Other	67	54
Total	$1,927	$1,998

Direct, assumed and ceded premiums earned for the years ended December 31, 2024, 2023 and 2022 were as follows:

In millions	2024	2023	2022
Direct	$123,629	$99,753	$85,670
Assumed	471	350	432
Ceded	(1,204)	(911)	(772)
Net premiums	$122,896	$99,192	$85,330

The impact of reinsurance on health care costs for the years ended December 31, 2024, 2023 and 2022 was as follows:

In millions	2024	2023	2022
Direct	$115,974	$86,738	$71,357
Assumed	431	223	379
Ceded	(1,284)	(714)	(663)
Net health care costs	$115,121	$86,247	$71,073

There is not a material difference between premiums on a written basis versus an earned basis.

The Company also has various agreements with unrelated reinsurers that do not qualify for reinsurance accounting under GAAP, and consequently are accounted for using deposit accounting. The Company entered into these contracts to reduce the risk of catastrophic loss which in turn reduces the Company’s capital and surplus requirements. Total deposit assets and liabilities related to reinsurance agreements that do not qualify for reinsurance accounting under GAAP were not material as of December 31, 2024 or 2023.

18.Commitments and Contingencies

Guarantees

The Company had the following significant guarantee arrangements at December 31, 2024:

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
•Separate Accounts Assets - Certain Separate Accounts assets associated with the large case pensions business in the Corporate/Other segment represent funds maintained as a contractual requirement to fund specific pension annuities that the Company has guaranteed. Minimum contractual obligations underlying the guaranteed benefits in these Separate Accounts were approximately $857 million and $834 million at December 31, 2024 and 2023, respectively. See Note 1 ‘‘Significant Accounting Policies’’ for additional information on Separate Accounts. Contract holders assume all investment and mortality risk and are required to maintain Separate Accounts balances at or above a specified level. The level of required funds is a function of the risk underlying the Separate Account’s investment strategy. If contract holders do not maintain the required level of Separate Accounts assets to meet the annuity guarantees, the Company would establish an additional liability. Contract holders’ balances in the Separate Accounts at December 31, 2024 exceeded the value of the guaranteed benefit obligation. As a result, the Company was not required to maintain any additional liability for its related guarantees at December 31, 2024.

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Bob’s Stores, Linens ‘n Things and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations. As of December 31, 2024, the Company guaranteed 61 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the consolidated balance sheets), with the maximum remaining lease term extending through 2035.

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

The Company’s total guaranty fund assessments liability was immaterial at both December 31, 2024 and 2023.

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

The Company is facing multiple lawsuits, including by the FTC, state Attorneys General, governmental subdivisions, private parties and several putative class actions, regarding drug pricing and its rebate arrangements with drug manufacturers. These complaints, brought by a number of different types of plaintiffs under a variety of legal theories, generally allege that rebate agreements between the drug manufacturers and PBMs caused inflated prices for certain drug products. The majority of these cases have now been transferred into a multi-district litigation in the U.S. District Court for the District of New Jersey. The Company is defending itself against these claims. The Company has also received subpoenas, civil investigative demands (“CIDs”), and other requests for documents and information from, and is being investigated by, the DOJ, the HHS, the FTC and Attorneys General of several states and the District of Columbia regarding its PBM practices, including pharmacy contracting practices and reimbursement, pricing and rebates. While the FTC has released a number of interim staff reports related to its studies of PBM practices under Section 6(b) of the FTC Act, which allows the FTC to conduct studies, among other activities, it has not yet released a final report. The Company has been providing documents and information in response to these subpoenas, CIDs, and requests for information. In September 2024, the FTC filed an administrative complaint against the three largest PBMs (the “PBM Group”) and their affiliated group purchasing organizations, including subsidiaries of the Company. The complaint alleged that the PBM Group and their affiliated group purchasing organizations engaged in anti-competitive and unfair practices that “artificially” increased insulin costs. The Company is aggressively defending itself against the complaint. In November 2024, the PBM Group filed a complaint in the U.S. District Court for the Eastern District of Missouri challenging the constitutionality of the FTC’s administrative complaint.

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

Controlled Substances Litigation, Audits and Subpoenas

Forty-five states, the District of Columbia, and all eligible United States territories are participating in a settlement resolving substantially all opioid claims against Company entities by participating states and political subdivisions but not private plaintiffs. A high percentage of eligible subdivisions within the participating states also have elected to join the settlement. The settlement agreement is available at nationalopioidsettlement.com. The Company has separately entered into settlement agreements with four states – Florida, West Virginia, New Mexico and Nevada – and a high percentage of eligible subdivisions within those states also have elected to participate.

The final settlement agreement contains certain contingencies related to payment obligations. Because these contingencies are inherently unpredictable, the assessment requires judgments about future events. The amount of ultimate loss may differ from the amount accrued by the Company.

The State of Maryland has elected not to participate, and thus subdivisions within the State of Maryland may not participate, in the settlement. The State of Maryland has issued a civil subpoena for information from the Company, and litigation is pending with certain subdivisions within the State of Maryland as well as other non-participating subdivisions in other geographies, including the City of Philadelphia, and private parties such as hospitals and third-party payors. The Company is defending itself against the claims made in these cases.

In November 2021, the Company was among the chain pharmacies found liable by a jury in a trial in federal court in Ohio; in August 2022, the court issued a judgment jointly against the three defendants in the amount of $651 million to be paid over 15 years and also ordered certain injunctive relief. In December 2024, following an appeal by the Company, the Supreme Court of Ohio ruled that Ohio law precluded the claim on which the verdict and judgment were based.

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

In December 2024, the DOJ intervened in a previously sealed qui tam action and filed an amended complaint in the U.S. District Court for the District of Rhode Island, alleging, among other claims, violations of the federal Controlled Substances Act and the federal False Claims Act based on the filling of opioid and other controlled substance prescriptions at CVS Pharmacy locations nationwide. The Company is defending itself against the claims made in this case. Separately, the Company was served in December 2024 with a subpoena issued by the U.S. Attorney’s Office for the Western District of Virginia, seeking records related to, among other things, commercial arrangements between the Company’s PBM and opioid manufacturers.

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

U.S. ex rel. Gill et al. v. CVS Health Corp. et al. (U.S. District Court for the Northern District of Illinois). In July 2022, the Delaware Attorney General’s Office moved for partial intervention as to allegations under the Delaware false claims act related to not escheating alleged overpayments in this previously sealed qui tam case. The federal government and the remaining states declined to intervene on other additional theories in the relator’s complaint, except that the federal government filed a notice of intervention for the limited purpose of defending the constitutionality of the qui tam provisions of the False Claims Act. The Company is defending itself against all of the claims.

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

The Company is currently unable to predict which of its Medicare Advantage contracts will be selected for audit, the amounts of any retroactive refunds for years prior to 2018 or prospective adjustments to Medicare Advantage premium payments made to the Company, the effect of any such refunds or adjustments on the actuarial soundness of the Company’s Medicare Advantage bids, or whether any RADV audit findings would require the Company to change its method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in the Company’s bids for prior contract years, the current contract year or future contract years. Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV, Public Exchange-related or other audits by CMS, the OIG or otherwise, including audits of the Company’s minimum loss ratio rebates, methodology and/or reports, could be material and could adversely affect the Company’s operating results, cash flows and/or financial condition.

The RADV Audit Rule does not apply to the CMS Part C Improper Payment Measures audits nor the HHS RADV programs.

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

Stockholder Matters

Beginning in February 2019, multiple class action complaints, as well as a derivative complaint, were filed by putative plaintiffs against the Company and certain current and former officers and directors. The plaintiffs in these cases assert a variety of causes of action under federal securities laws that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the performance of the Company’s LTC business unit. Since filing, several of the cases have been consolidated, and two have resolved. In February 2025, the District of Rhode Island granted the Company’s motion to dismiss In re CVS Health Corp. Securities Act Litigation (formerly known as Waterford). A derivative case in the District of Rhode Island, Lovoi v. Aguirre, had been stayed pending the outcome of the Waterford case, and the court has scheduled a status conference. In In re CVS Health Corp. Securities Litigation (formerly known as City of Warren and Freundlich), the Rhode Island Supreme Court affirmed the superior court’s order granting the Company’s motion to dismiss in January 2025. The Company and its current and former officers and directors are defending themselves against remaining claims.

Beginning in December 2021, the Company has received three demands for inspection of books and records pursuant to Delaware General Corporation Law Section 220 (“Section 220 demands”), as well as a derivative complaint (Vladimir Gusinsky Revocable Trust v. Lynch, et al.) that was filed in January 2023, which the defendants moved to dismiss. The Section 220 demands and the complaint purport to be related to potential breaches of fiduciary duties by the Board in relation to certain matters concerning opioids. Following the Company’s response to the Section 220 demands, two of the three stockholders sent demand letters to the Board containing allegations substantially similar to those made in the earlier Section 220 demands and the derivative matter, and requested that it take certain actions, including consideration of its governance and policies with respect to controlled substances. The Board deferred consideration of these two demands until after the motion to dismiss the Gusinsky case was decided. In July 2024, the court granted the defendants’ motion to dismiss the Gusinsky case. In September 2024, the Board received a third demand letter containing similar allegations and requesting the Board take action. The Board has formed a demand review committee to evaluate the demands.

In January 2022, a shareholder class action complaint was filed in the Northern District of Illinois, Allison v. Oak Street Health, Inc., et al. Defendants include Oak Street Health and certain of its pre-acquisition officers and directors. The putative plaintiffs assert causes of action under various securities laws premised on allegations that defendants made omissions and misrepresentations to investors relating to marketing conduct they allege may violate the False Claims Act. In May 2024, the parties reached agreement in principle to settle this action for an amount immaterial to the Company. The court granted approval of the settlement in December 2024.

Beginning in July 2024, two purported class action complaints, as well as multiple derivative complaints, were filed by putative plaintiffs against the Company and certain current and former officers and directors. The plaintiffs in these cases assert a variety of causes of action under federal securities laws and state law that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the profitability of the Health Care Benefits segment. Two purported class actions were filed and have been consolidated in U.S. District Court for the Southern District of New York under Nixon v. CVS Health Corporation, et al. Two derivative cases were also filed in the Southern District of New York and have been consolidated as In re CVS Health Corporation Derivative Litigation. Two derivative cases filed in the District of Rhode Island have been consolidated as In re CVS Health Corporation Stockholder Derivative Litigation. The consolidated derivative actions have been stayed pending the outcome of any motion to dismiss in the consolidated Nixon securities class action. Three additional derivative cases were filed in Rhode Island Superior Court: Goff v. Lynch, et al., Brodin v. Lynch, et al., and Davidow v. Lynch, et al. The Company and the individual defendants are defending themselves against these claims. In January 2025, the Board received a stockholder demand containing allegations substantially similar to those made in the class action and derivative matters, and requesting that it take certain actions, including investigating whether any Board members or officers breached their fiduciary duties related to those allegations, and bringing litigation to recover the Company’s damages if any such misconduct is found. The Board is evaluating the demand.

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

19.Segment Reporting

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other. The Company’s segments maintain separate financial information, and the CODM, the Company’s Chief Executive Officer, evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income. Total assets by segment are not used by the CODM to assess the performance of, or allocate resources to, the Company’s segments, therefore total assets by segment are not disclosed.

Adjusted operating income (loss) is defined as operating income (loss) (GAAP measure) excluding the impact of amortization of intangible assets, net realized capital gains or losses, and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. The CODM uses adjusted operating income as its principal measure of segment performance as it enhances the Company’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

In 2024, 2023 and 2022, revenues from the federal government accounted for 24%, 19% and 18%, respectively, of the Company’s consolidated total revenues, primarily related to contracts with CMS for coverage of Medicare-eligible individuals within the Health Care Benefits segment.

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

	Year Ended December 31, 2024
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$129,120	$158,016	$83,464	$56	$370,656
Intersegment revenues	72	15,304	41,036	—	56,412
Net investment income	1,473	285	—	395	2,153
Total revenues	130,665	173,605	124,500	451	429,221
Intersegment eliminations (2)					(56,412)
Total consolidated revenues					$372,809
Less: Net realized capital gains (losses)	(97)	289	—	(75)
Cost of products sold	—	160,036	99,337	—
Health care costs	113,659	3,407	—	187
Other segment items (3)	16,796	2,630	19,389	1,687
Adjusted operating income (loss)	$307	$7,243	$5,774	$(1,348)	$11,976

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					2,025
Net realized capital gains (5)					(117)
Acquisition-related integration costs (6)					243
Restructuring charges (7)					1,179
Office real estate optimization charges (8)					30
Opioid litigation charge (9)					100
Operating income (GAAP measure)					8,516
Interest expense					2,958
Gain on early extinguishment of debt (12)					(491)
Other income					(99)
Income before income tax provision					$6,148

Depreciation and amortization	$1,599	$1,059	$1,543	$396	$4,597

	Year Ended December 31, 2023
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$104,800	$174,018	$77,748	$57	$356,623
Intersegment revenues	81	12,826	39,020	—	51,927
Net investment income (loss)	765	(1)	(5)	394	1,153
Total revenues	105,646	186,843	116,763	451	409,703
Intersegment eliminations (2)					(51,927)
Total consolidated revenues					$357,776
Less: Net realized capital losses	(402)	—	(5)	(90)
Cost of products sold	—	175,424	91,447	1
Health care costs	85,504	1,607	—	210
Other segment items (3)	14,967	2,500	19,358	1,648
Adjusted operating income (loss)	$5,577	$7,312	$5,963	$(1,318)	$17,534

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					1,905
Net realized capital losses (5)					497
Acquisition-related transaction and integration costs (6)					487
Restructuring charges (7)					507
Office real estate optimization charges (8)					46
Loss on assets held for sale (10)					349
Operating income (GAAP measure)					13,743
Interest expense					2,658
Other income					(88)
Income before income tax provision					$11,173

Depreciation and amortization	$1,572	$880	$1,549	$365	$4,366

	Year Ended December 31, 2022
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$90,798	$157,968	$72,739	$124	$321,629
Intersegment revenues	76	11,608	35,901	—	47,585
Net investment income (loss)	476	—	(44)	406	838
Total revenues	91,350	169,576	108,596	530	370,052
Intersegment eliminations (2)					(47,585)
Total consolidated revenues					$322,467
Less: Net realized capital losses	(225)	—	(44)	(51)
Cost of products sold	—	160,738	82,063	42
Health care costs	71,473	—	—	249
Other segment items (3)	13,764	2,057	20,046	1,903
Adjusted operating income (loss)	$6,338	$6,781	$6,531	$(1,613)	$18,037

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					1,785
Net realized capital losses (5)					320
Office real estate optimization charges (8)					117
Opioid litigation charge (9)					5,803
Loss on assets held for sale (10)					2,533
Gain on divestiture of subsidiaries (11)					(475)
Operating income (GAAP measure)					7,954
Interest expense					2,287
Other income					(169)
Income before income tax provision					$5,836

Depreciation and amortization	$1,579	$519	$1,889	$237	$4,224
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $11.4 billion, $13.7 billion and $12.6 billion of retail co-payments for 2024, 2023 and 2022, respectively. See Note 1 ‘‘Significant Accounting Policies’’ for additional information about retail co-payments.
(2)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Health Services segment, and/or the Pharmacy & Consumer Wellness segment.
(3)Other segment items for each reportable segment includes operating expenses, which primarily consists of selling, general and administrative expenses. Other segment items excludes the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance.
(4)The Company’s acquisition activities have resulted in the recognition of intangible assets as required under the acquisition method of accounting which consist primarily of trademarks, customer contracts/relationships, covenants not to compete, technology, provider networks and value of business acquired. Definite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment when events indicate that the carrying value may not be recoverable. The amortization of intangible assets is reflected in operating expenses within each segment. Although intangible assets contribute to the Company’s revenue generation, the amortization of intangible assets does not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Additionally, intangible asset amortization expense typically fluctuates based on the size and timing of the Company’s acquisition activity. Accordingly, the Company believes excluding the amortization of intangible assets enhances the Company’s and investors’ ability to compare the Company’s past financial performance with its current performance and to analyze underlying business performance and trends. Intangible asset amortization excluded from the related non-GAAP financial measure represents the entire amount recorded within the Company’s GAAP financial statements, and the revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. Intangible asset amortization is excluded from the related non-GAAP financial measure because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised.
(5)The Company’s net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of insurance liabilities. Net realized capital gains and losses are reflected in net investment income (loss) within each segment. These capital gains and losses are the result of investment decisions, market conditions and other economic developments that are unrelated to the performance of the Company’s business, and the amount and timing of these capital gains and losses do not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Accordingly, the Company believes excluding net realized capital gains and losses enhances the Company’s and investors’ ability to compare the Company’s past financial performance with its current performance and to analyze underlying business performance and trends.

(6)In 2024, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. In 2023, the acquisition-related transaction and integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related transaction and integration costs are reflected in operating expenses within the Corporate/Other segment.
(7)In 2024, the restructuring charges are primarily comprised of a store impairment charge, corporate workforce optimization costs, including severance and employee-related costs, other asset impairment and related charges associated with the discontinuation of certain non-core assets and a stock-based compensation charge. During the third quarter of 2024, the Company finalized an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with this restructuring plan, the Company completed a strategic review of its retail business and determined that it plans to close 271 retail stores in 2025, and, accordingly, it recorded a store impairment charge to write down the associated operating or financing lease right-of-use assets and property and equipment. In addition, during the third quarter of 2024, the Company also conducted a review of its various strategic assets and determined that it would discontinue the use of certain non-core assets, at which time impairment losses were recorded to write down the carrying value of these assets to the Company’s best estimate of their fair value. In 2023, the restructuring charges are primarily comprised of severance and employee-related costs, asset impairment charges and a stock-based compensation charge. The restructuring charges associated with the store impairments are reflected within the Pharmacy & Consumer Wellness segment, other asset impairments and related charges are reflected within the Corporate/Other and Pharmacy & Consumer Wellness segments and corporate workforce optimization costs, including severance and employee-related costs, as well as stock-based compensation charges, are reflected within the Corporate/Other segment.
(8)In 2024, 2023 and 2022, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the Company’s evaluation of corporate office real estate space in response to its ongoing flexible work arrangement. The office real estate optimization charges are reflected in operating expenses within each segment.
(9)In 2024, the opioid litigation charge relates to a change in the Company’s accrual related to ongoing opioid litigation matters. In 2022, the opioid litigation charges relate to agreements to resolve substantially all opioid claims against the Company by certain states and governmental entities. The opioid litigation charges are reflected within the Corporate/Other segment.
(10)In 2023 and 2022, the loss on assets held for sale relates to the LTC business within the Pharmacy & Consumer Wellness segment. During 2022, the Company determined that its LTC business was no longer a strategic asset and committed to a plan to sell it, at which time the LTC business met the criteria for held-for-sale accounting and its net assets were accounted for as assets held for sale. The carrying value of the LTC business was determined to be greater than its estimated fair value less costs to sell and, accordingly, the Company recorded a loss on assets held for sale during 2022. During the first quarter of 2023, a loss on assets held for sale was recorded to write down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflected its estimated fair value less costs to sell. As of the third quarter of 2023, the Company determined the LTC business no longer met the criteria for held-for-sale accounting and, accordingly, the net assets associated with the LTC business were reclassified to held and used at their respective fair values. During 2022, the loss on assets held for sale also relates to the Company’s Thailand business, which was included in the Commercial Business reporting unit in the Health Care Benefits segment. The sale of the Thailand business closed in the second quarter of 2022, and the ultimate loss on the sale was not material.
(11)In 2022, the gain on divestiture of subsidiaries represents the pre-tax gain on the sale of bswift, which the Company sold in November 2022, and the pre-tax gain on the sale of PayFlex, which the Company sold in June 2022. The gains on divestitures are reflected as a reduction of operating expenses within the Health Care Benefits segment.
(12)In 2024, the gain on early extinguishment of debt relates to the Company’s repayment of approximately $2.6 billion of its outstanding senior notes in December 2024, pursuant to its tender offer for such senior notes.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Opinion on Internal Control Over Financial Reporting

We have audited CVS Health Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CVS Health Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 12, 2025 expressed an unqualified opinion thereon.

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
February 12, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CVS Health Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of goodwill for the Government reporting unit
Description of the Matter
At December 31, 2024, the Company’s consolidated goodwill was $91.3 billion. As discussed in Note 1 to the consolidated financial statements, goodwill is not amortized, but rather is subject to an annual impairment review, or more frequent reviews, if events and circumstances indicate an impairment may exist.

Auditing the Company’s estimate of fair value related to the Government reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as the discount rate and projected health care costs, that are forward-looking and affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Government reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions to the reporting unit’s historical results and third-party industry data. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the significant assumptions. We involved valuation specialists to assist in our assessment of the methodology and evaluation of the discount rate used by the Company.

Valuation of health care costs payable
Description of the Matter
At December 31, 2024, the incurred but not reported liabilities within the Health Care Benefits segment represented a significant portion of the health care costs payable. As discussed in Note 1 to the consolidated financial statements, the Company’s liability for health care costs payable includes estimated payments for (1) services rendered to members but not yet reported and (2) claims that have been reported but not yet paid, each as of the financial statement date (collectively, “IBNR”). The estimated IBNR liability is developed utilizing actuarial principles and assumptions that include historical and projected claim submission and processing patterns, historical and assumed medical cost trends, historical utilization of medical services, claim inventory levels, changes in membership and product mix, seasonality and other relevant factors to record the actuarial best estimate of health care costs payable. There is significant uncertainty inherent in determining management’s actuarial best estimate of health care costs payable. In particular, the estimate is sensitive to the assumed completion factors and the assumed health care cost trend rates.

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
February 12, 2025

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (f) and 15d-15(f) under the Securities Exchange Act of 1934) as of December 31, 2024, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective at a reasonable assurance level and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to such officers on a timely basis.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements. In order to ensure the Company’s internal control over financial reporting is effective, management regularly assesses such control and did so most recently for its financial reporting as of December 31, 2024.

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

Based on management’s assessment, management concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance that assets are safeguarded and that the financial records are reliable for preparing financial statements as of December 31, 2024.

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

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

No events have occurred during the fourth quarter ended December 31, 2024 that would require disclosure under this item.

Securities Trading Plans of Directors and Executive Officers

During the year ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of CVS Health Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning the Executive Officers of CVS Health Corporation is included in Part I of this 10-K pursuant to General Instruction G to Form 10-K.

We have adopted an insider trading policy related to the purchase, sale and other transactions in our securities entered into by our directors, officers, employees and related other persons and by us. The insider trading policy is designed to promote compliance with the securities laws and related rules and regulations, NYSE listing standards and our own Code of Conduct. Our insider trading policy is filed as Exhibit 19 to this 10-K.

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

The following table summarizes information about the registrant’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2024:

In thousands, except weighted average exercise price	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (c)
Equity compensation plans approved by stockholders (2)	29,794	$72.14	33,423
Equity compensation plans not approved by stockholders	3,009(3)	53.54	—
Total	32,803	$69.78	33,423
_____________________________________________
(1)Consists of: (i) 13,812 thousand shares of common stock underlying outstanding options, (ii) 32 thousand shares of common stock issuable upon the exercise of outstanding stock appreciation rights (“SARs”) and (iii) 18,959 thousand shares of common stock issuable on the vesting of outstanding restricted stock units, deferred stock units and performance stock units, assuming target level performance in the case of performance stock units. The number of shares included with respect to outstanding SARs is the number of shares of CVS Health Corporation common stock that would have been issued had the SARs been exercised based on the closing price per share of CVS Health Corporation common stock on December 31, 2024, as reported on the NYSE, which was $44.89.

(2)Consists of the CVS Health 2017 Incentive Compensation Plan.
(3)Consists of: (i) 1,558 thousand shares of common stock underlying outstanding equity awards pursuant to the Amended Aetna Inc. 2010 Stock Incentive Plan (the “Aetna Plan”); (ii) 611 thousand shares of common stock underlying outstanding equity awards pursuant to the Oak Street Health, Inc. Omnibus Incentive Plan (the “Oak Street Health Plan”), (iii) 48 thousand shares of common stock underlying outstanding equity awards pursuant to the Oak Street Health, Inc. Omnibus Incentive Plan, as amended (the “Amended Oak Street Health Plan”), (iv) 747 thousand shares of common stock underlying outstanding equity awards pursuant to the Signify Health, Inc. 2021 Long-Term Incentive Plan (the “Signify Plan”), and (v) 45 thousand shares of common stock underlying outstanding equity awards pursuant to the Signify Health, Inc. 2021 Long-Term Incentive Plan, as amended (the “Amended Signify Plan”).

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

The Company elected to continue to grant awards under the Oak Street Plan and the Signify Plan until July 28, 2023, when the Amended Oak Street Plan and the Amended Signify Plan became effective. The Amended Oak Street Plan and the Amended Signify Plan, while not approved by the Company’s stockholders, have terms consistent with those of the CVS Health 2017 Incentive Compensation Plan. The Amended Oak Street Plan and the Amended Signify Plan expired on May 16, 2024, and no further shares may be granted under the terms thereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The sections of the Proxy Statement under the captions “Independence Determinations for Directors” and “Related Person Transaction Policy” are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The section of the Proxy Statement under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2025” is incorporated herein by reference.

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

4.3
Subordinated Indenture, dated as of May 25, 2007, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K Filed December 10, 2024).

4.4
Second Supplemental Indenture, dated as of December 10, 2024, between the Registrant and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K Filed December 10, 2024).

4.5
Third Supplemental Indenture, dated as of December 10, 2024, between the Registrant and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K Filed December 10, 2024).

4.6	Form of the Registrant’s 2025 Note (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.7	Form of the Registrant’s 2028 Note (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.8	Form of the Registrant’s 2038 Note (incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.9	Form of the Registrant’s 2048 Note (incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).

4.10	Form of the Registrant’s 2026 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 15, 2019).
4.11	Form of the Registrant’s 2029 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 15, 2019).
4.12	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.13	Form of the Registrant’s 2030 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.14	Form of the Registrant’s 2040 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.15	Form of the Registrant’s 2050 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.16	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).
4.17	Form of the Registrant’s 2030 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).
4.18	Form of the Registrant’s 2040 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).
4.19	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2020).
4.20	Form of the Registrant’s 2031 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 16, 2020).
4.21	Form of the Registrant’s 2031 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2021).
4.22	Form of the Registrant’s 2026 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 21, 2023).
4.23	Form of the Registrant’s 2030 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 21, 2023).
4.24	Form of the Registrant’s 2033 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on February 21, 2023).
4.25	Form of the Registrant’s 2053 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on February 21, 2023).
4.26	Form of the Registrant’s 2029 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).
4.27	Form of the Registrant’s 2031 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).
4.28	Form of the Registrant’s 2033 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).
4.29	Form of the Registrant’s 2053 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).
4.30	Form of the Registrant’s 2063 Note (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).
4.31	Form of the Registrant’s 2029 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2024).
4.32	Form of the Registrant’s 2031 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed May 9, 2024).
4.33	Form of the Registrant’s 2034 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed May 9, 2024).
4.34	Form of the Registrant’s 2044 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed May 9, 2024).
4.35	Form of the Registrant’s 2054 Note (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed May 9, 2024).
4.36	Form of the Series A Junior Subordinated Notes (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K Filed December 10, 2024).
4.37	Form of the Series B Junior Subordinated Notes (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K Filed December 10, 2024).
4.38	Material terms of outstanding securities that are registered under Section 12 of the 1934 Act as required by Item 202(a)-(d) and (f) of Regulation S-K.

10	Material Contracts

10.1
Confidentiality Agreement, dated November 17, 2024, by and between the Registrant and Glenview Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 18, 2024).

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

10.4
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

10.5
Third Amendment to Five Year Credit Agreement dated as of May 16, 2024, to the Five Year Credit Agreement dated as of May 16, 2019, as amended by the Second Amendment to Five Year Credit Agreement, dated as of March 23, 2023, as amended by the First Amendment to Five Year Credit Agreement, dated as of May 16, 2022,by and among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024).

10.6
Five Year Credit Agreement dated as of May 11, 2021, by and among the Registrant, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021).

10.7
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

10.9
Third Amendment to Five Year Credit Agreement dated as of May 16, 2024, to the Five Year Credit Agreement dated as of May 11, 2021, as amended by the Second Amendment to Five Year Credit Agreement, dated as of March 23, 2023,as amended by the First Amendment to Five Year Credit Agreement, dated as of May 16, 2022, by and among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024).

10.10
Five Year Credit Agreement dated as of May 16, 2022, by and among the Registrant, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022).

10.11
First Amendment to Five Year Credit Agreement dated as of March 23, 2023, to the Five Year Credit Agreement, dated as of May 16, 2022, by and among the Registrant, the lenders party thereto and Bank of America N.A. as Administrative Agent (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2023).

10.12
Second Amendment to Five Year Credit Agreement dated as of May 16, 2024, to the Five Year Credit Agreement dated as of May 16, 2022, as amended by the First Amendment to Five Year Credit Agreement, dated as of March 23, 2023, by and among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024).

10.13*	Universal 409A Definition Document, as amended (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).
10.14 *
The Registrant’s Supplemental Retirement Plan I for Select Senior Management, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009).

10.15*
Form of Enterprise Non-Competition, Non-Disclosure and Developments Agreement between the Registrant and certain of the Registrant’s executive officers (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.16*
The Registrant’s Deferred Stock Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.17*	The Registrant’s 2007 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed May 19, 2020).

10.18*
Amendment to Registrant’s 2007 Employee Stock Purchase Plan dated May 2, 2023 (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2023).

10.19*
The Registrant’s Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.20*	The Registrant’s Partnership Equity Program, as amended (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).
10.21*
The Registrant’s Performance-Based Restricted Stock Unit Plan, as amended (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.22*	The Registrant’s 2017 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed May 23, 2024).
10.23*	Forms of award agreements to be used under the 2017 ICP, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 22, 2024).
10.24*	The Registrant’s Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).
10.25*	The Registrant’s Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).
10.26*	Oak Street Health, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed May 2, 2023.
10.27*	Oak Street Health, Inc. Omnibus Incentive Plan, as amended.
10.28*	Signify Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed March 29, 2023).
10.29*	Signify Health, Inc. 2021 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed August 2, 2023).
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

10.33*
Form of Nonqualified Stock Option Agreement between the Registrant and selected executives of the Registrant (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2022).

10.34*
Form of Nonqualified Stock Option Agreement between the Registrant and selected executives of the Registrant (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2022).

10.35*	Form of Premium Nonqualified Stock Option Agreement between the Registrant and selected executives of the Registrant.
10.36*
Form of Restricted Stock Unit Agreement - Annual Grant - between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.37*
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

10.39*
Form of Performance-Based Restricted Stock Unit Agreement between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.40*
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

10.42*
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

10.44*
Form of Partnership Equity Program Participant Purchased RSUs, Company Matching RSUs and Company Matching Options Agreement (Pre-Tax) (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

10.45*
Form of Partnership Equity Program Participant Purchased Share, Company Matching RSUs and Company Matching Option Agreement (Post-Tax) (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.46*
Form of Partnership Equity Program Participant Purchased Share, Company Matching RSUs and Company Matching Option Agreement (Post-Tax) (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.47*
Form of Performance Stock Unit Agreement - Annual Grant between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.48*
Form of Performance Stock Unit Agreement - Annual Grant between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019).

10.49*
Form of Performance Stock Unit Agreement (LTIP) - Annual Grant between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.50*
Form of Performance Stock Unit Agreement - Annual Grant between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020).

10.51*	The Registrant’s Management Incentive Plan.
10.52*	The Registrant’s Amended and Restated Severance Plan for Non-Store Employees dated January 1, 2025.
10.53*	The Registrant’s Executive Health Program Summary and Program Document effective September 20, 2023.
10.54*
Amended and Restated Employment Agreement dated November 5, 2020 between the Registrant and Karen S. Lynch (incorporated by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.55*
Restrictive Covenant Agreement dated November 6, 2020 between the Registrant and Karen S. Lynch (incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.56*
Letter Agreement dated May 16, 2021 between the Registrant and Shawn Guertin (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021).

10.57*
Restrictive Covenant Agreement dated May 16, 2021 between CVS Pharmacy, Inc. and Shawn Guertin (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021).

10.58*
Change in Control Agreement dated May 16, 2021 between the Registrant and Shawn Guertin (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021).

10.59*
Restrictive Covenant Agreement dated January 7, 2024 between the Registrant and Thomas F. Cowhey (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

10.60*
Change in Control Agreement effective as of January 5, 2024 between the Registrant and Thomas F. Cowhey (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

10.61*
Restrictive Covenant Agreement dated June 20, 2022 between the Registrant and Tilak Mandadi (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2023).

10.62*
Change in Control Agreement effective as of August 11, 2022 between the Registrant and Tilak Mandadi (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2023).

10.63*
Restrictive Covenant Agreement dated May 11, 2022 between the Registrant and Prem Shah (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2023).

10.64*
Change in Control Agreement effective as of January 27, 2023 between the Registrant and Prem Shah (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2023).

10.65*
Restrictive Covenant Agreement dated January 17, 2023 between the Registrant and Samrat Khichi (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024).

10.66*
Change in Control Agreement effective as of February 20, 2023 between the Registrant and Samrat Khichi (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024).

10.67*	Separation and Advisory Services Letter Agreement dated October 17, 2024 between the Registrant and Karen S. Lynch.
10.68*	Promotion Grant Award Agreement dated November 30, 2024 between the Registrant and J. David Joyner.
10.69*	Descriptions of certain arrangements not embodied in formal documents as described under the heading “Non-Employee Director Compensation” are incorporated herein by reference to the Proxy Statement (when filed).

19	Insider trading policies and procedures
19.1	Securities Trading Policy of CVS Health Corporation, as amended January 28, 2025.

21	Subsidiaries of the registrant
21.1	Subsidiaries of CVS Health Corporation.

23	Consents of experts and counsel
23.1	Consent of Ernst & Young LLP.

31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification by the Chief Executive Officer.
31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications
32.1	Certification by the Chief Executive Officer.
32.2	Certification by the Chief Financial Officer.

97	Policy Relating to Recovery of Erroneously Awarded Compensation
97.1*
Registrant’s Dodd-Frank Clawback Policy adopted September 21, 2023 (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

101	Interactive Data File
101
The following materials from the CVS Health Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2024 formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104
104	Cover Page Interactive Data File - The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

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

CVS HEALTH CORPORATION
Date:	February 12, 2025	By:	/s/ THOMAS F. COWHEY
Thomas F. Cowhey
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ FERNANDO AGUIRRE	Director	February 12, 2025
Fernando Aguirre

/s/ JEFFREY R. BALSER, M.D., Ph.D.	Director	February 12, 2025
Jeffrey R. Balser, M.D., Ph.D.

/s/ C. DAVID BROWN II	Director	February 12, 2025
C. David Brown II

/s/ JAMES D. CLARK	Senior Vice President - Controller and Chief	February 12, 2025
James D. Clark	Accounting Officer (Principal Accounting Officer)

/s/ THOMAS F. COWHEY	Executive Vice President and Chief Financial Officer	February 12, 2025
Thomas F. Cowhey	(Principal Financial Officer)

/s/ ALECIA A. DECOUDREAUX	Director	February 12, 2025
Alecia A. DeCoudreaux

/s/ NANCY-ANN M. DEPARLE	Director	February 12, 2025
Nancy-Ann M. DeParle

/s/ ROGER N. FARAH	Chair of the Board and Director	February 12, 2025
Roger N. Farah

/s/ ANNE M. FINUCANE	Director	February 12, 2025
Anne M. Finucane

/s/ J. DAVID JOYNER	President and Chief Executive Officer	February 12, 2025
J. David Joyner	(Principal Executive Officer) and Director

/s/ J. SCOTT KIRBY	Director	February 12, 2025
J. Scott Kirby

/s/ MICHAEL F. MAHONEY	Director	February 12, 2025
Michael F. Mahoney

/s/ JEAN-PIERRE MILLON	Director	February 12, 2025
Jean-Pierre Millon

/s/ LESLIE V. NORWALK	Director	February 12, 2025
Leslie V. Norwalk

/s/ LARRY M. ROBBINS	Director	February 12, 2025
Larry M. Robbins

/s/ GUY P. SANSONE	Director	February 12, 2025
Guy P. Sansone

/s/ MARY L. SCHAPIRO	Director	February 12, 2025
Mary L. Schapiro

/s/ DOUGLAS H. SHULMAN	Director	February 12, 2025
Douglas H. Shulman