Form 10-Q
period 2025-03-31
CVS HEALTH Corp
filed 2025-05-01
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of April 23, 2025, the registrant had 1,265,019,429 shares of common stock issued and outstanding.

Form 10-Q Table of Contents
Part I.Financial Information

Item 1.Financial Statements

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2025	2024
Revenues:
Products	$57,669	$53,724
Premiums	32,820	30,391
Services	3,579	3,868
Net investment income	520	454
Total revenues	94,588	88,437
Operating costs:
Cost of products sold	51,057	48,073
Health care costs	29,135	27,803
Operating expenses	11,022	10,290
Total operating costs	91,214	86,166
Operating income	3,374	2,271
Interest expense	785	716
Other income	(28)	(25)
Income before income tax provision	2,617	1,580
Income tax provision	835	456
Net income	1,782	1,124
Net income attributable to noncontrolling interests	(3)	(11)
Net income attributable to CVS Health	$1,779	$1,113

Net income per share attributable to CVS Health:
Basic	$1.41	$0.88
Diluted	$1.41	$0.88
Weighted average shares outstanding:
Basic	1,261	1,260
Diluted	1,264	1,267
See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
In millions	2025	2024
Net income	$1,782	$1,124
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)	216	(108)
Change in discount rate on long-duration insurance reserves	(33)	68
Net cash flow hedges	(4)	(4)
Other comprehensive income (loss)	179	(44)
Comprehensive income	1,961	1,080
Comprehensive income attributable to noncontrolling interests	(3)	(11)
Comprehensive income attributable to CVS Health	$1,958	$1,069

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	March 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$10,076	$8,586
Investments	2,578	2,407
Accounts receivable, net	39,625	36,469
Inventories	17,385	18,107
Other current assets	3,527	3,076
Total current assets	73,191	68,645
Long-term investments	28,906	28,934
Property and equipment, net	12,856	12,993
Operating lease right-of-use assets	15,704	15,944
Goodwill	91,203	91,272
Intangible assets, net	26,570	27,323
Separate accounts assets	1,924	3,311
Other assets	5,231	4,793
Total assets	$255,585	$253,215

Liabilities:
Accounts payable	$16,534	$15,892
Pharmacy claims and discounts payable	25,797	24,166
Health care costs payable	15,112	15,064
Accrued expenses and other current liabilities	22,369	20,810
Other insurance liabilities	1,570	1,183
Current portion of operating lease liabilities	1,909	1,751
Short-term debt	1,259	2,119
Current portion of long-term debt	4,411	3,624
Total current liabilities	88,961	84,609
Long-term operating lease liabilities	14,594	14,899
Long-term debt	59,040	60,527
Deferred income taxes	3,664	3,806
Separate accounts liabilities	1,924	3,311
Other long-term insurance liabilities	4,873	4,902
Other long-term liabilities	5,419	5,431
Total liabilities	178,475	177,485

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,779 shares issued and 1,262 shares outstanding at March 31, 2025 and 1,778 shares issued and 1,260 shares outstanding at December 31, 2024 and capital surplus	49,837	49,661
Treasury stock, at cost: 517 shares at March 31, 2025 and 518 shares at December 31, 2024	(36,735)	(36,818)
Retained earnings	63,768	62,837
Accumulated other comprehensive income (loss)	59	(120)
Total CVS Health shareholders’ equity	76,929	75,560
Noncontrolling interests	181	170
Total shareholders’ equity	77,110	75,730
Total liabilities and shareholders’ equity	$255,585	$253,215

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2025	2024
Cash flows from operating activities:
Cash receipts from customers	$90,809	$84,997
Cash paid for inventory, prescriptions dispensed and health services rendered	(48,433)	(44,824)
Insurance benefits paid	(28,477)	(24,894)
Cash paid to other suppliers and employees	(8,690)	(9,677)
Interest and investment income received	497	407
Interest paid	(1,012)	(1,043)
Income taxes paid	(138)	(63)
Net cash provided by operating activities	4,556	4,903

Cash flows from investing activities:
Proceeds from sales and maturities of investments	3,534	2,153
Purchases of investments	(3,552)	(3,545)
Purchases of property and equipment	(743)	(705)
Acquisitions (net of cash and restricted cash acquired)	(20)	(25)
Other	19	28
Net cash used in investing activities	(762)	(2,094)

Cash flows from financing activities:
Commercial paper borrowings (repayments), net	(859)	2,519
Repayments of long-term debt	(743)	(18)
Repurchase of common stock	—	(3,027)
Dividends paid	(840)	(840)
Proceeds from exercise of stock options	144	203
Payments for taxes related to net share settlement of equity awards	(11)	(31)
Other	(23)	(33)
Net cash used in financing activities	(2,332)	(1,227)
Net increase in cash, cash equivalents and restricted cash	1,462	1,582
Cash, cash equivalents and restricted cash at the beginning of the period	8,884	8,525
Cash, cash equivalents and restricted cash at the end of the period	$10,346	$10,107

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2025	2024
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,782	$1,124
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,154	1,138
Stock-based compensation	126	137
Loss on sale of subsidiary	236	—
Deferred income taxes and other items	(169)	(217)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(3,053)	3,008
Inventories	722	1,660
Other assets	(1,101)	(2,836)
Accounts payable and pharmacy claims and discounts payable	2,619	(1,410)
Health care costs payable and other insurance liabilities	364	2,253
Other liabilities	1,876	46
Net cash provided by operating activities	$4,556	$4,903

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2024	1,778	(518)	$49,661	$(36,818)	$62,837	$(120)	$75,560	$170	$75,730
Net income	—	—	—	—	1,779	—	1,779	3	1,782
Other comprehensive income (Note 7)	—	—	—	—	—	179	179	—	179
Stock option activity, stock awards and other	1	—	176	—	—	—	176	—	176
ESPP issuances, net of purchase of treasury shares	—	1	—	83	—	—	83	—	83
Common stock dividends ($0.665 per share)	—	—	—	—	(848)	—	(848)	—	(848)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	8	8
Balance at March 31, 2025	1,779	(517)	$49,837	$(36,735)	$63,768	$59	$76,929	$181	$77,110

Balance at December 31, 2023	1,768	(480)	$48,992	$(33,838)	$61,604	$(297)	$76,461	$175	$76,636
Net income	—	—	—	—	1,113	—	1,113	11	1,124
Other comprehensive loss (Note 7)	—	—	—	—	—	(44)	(44)	—	(44)
Stock option activity, stock awards and other	3	—	244	—	—	—	244	—	244
Purchase of treasury shares, net of ESPP issuances	—	(39)	(27)	(2,935)	—	—	(2,962)	—	(2,962)
Common stock dividends ($0.665 per share)	—	—	—	—	(844)	—	(844)	—	(844)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2024	1,771	(519)	$49,209	$(36,773)	$61,873	$(341)	$73,968	$182	$74,150
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of March 31, 2025 and 2024 and December 31, 2024 and 2023.
(2)Common stock and capital surplus includes the par value of common stock of $18 million as of March 31, 2025 and 2024 and December 31, 2024 and 2023.

See accompanying notes to condensed consolidated financial statements (unaudited)

Index to Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Significant Accounting Policies

Description of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health” or the “Company”), is a leading health solutions company building a world of health around every consumer it serves and connecting care so that it works for people wherever they are. As of March 31, 2025, the Company had more than 9,000 retail locations, more than 1,000 walk-in and primary care medical clinics, a leading pharmacy benefits manager with approximately 88 million plan members and expanding specialty pharmacy solutions, and a dedicated senior pharmacy care business serving more than 800,000 patients per year. The Company also serves an estimated more than 37 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is creating new sources of value through its integrated model allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Health Care Benefits Segment
The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers through its Aetna® operations. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s primary customers, its members, primarily access the segment’s products and services through employer groups, government-sponsored plans or individually. The Health Care Benefits segment also serves customers who purchase products and services that are ancillary to its health insurance products. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” The Company also sells Insured plans directly to individual consumers through the individual public health insurance exchanges (“Public Exchanges”).

Health Services Segment
The Health Services segment provides a full range of pharmacy benefit management (“PBM”) solutions through its CVS Caremark® operations and delivers health care services in its medical clinics, virtually, and in the home. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. The segment also works directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products through its CordavisTM subsidiary. The Health Services segment’s health care delivery assets include Signify Health, Inc. (“Signify Health”), a leader in health risk assessments and value-based care, and Oak Street Health, Inc. (“Oak Street Health”), a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients. The Health Services segment’s clients and customers are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, the U.S. Centers for Medicare & Medicaid Services (“CMS”), plans offered on public and private health insurance exchanges and other sponsors of health benefit plans throughout the U.S., patients who receive care in the Health Services segment’s medical clinics, virtually or in the home, as well as Covered Entities.

Pharmacy & Consumer Wellness Segment
The Pharmacy & Consumer Wellness segment dispenses prescriptions in its CVS Pharmacy® retail locations and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of March 31, 2025, the Pharmacy & Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

Corporate/Other Segment
The Company presents the remainder of its financial results in the Corporate/Other segment, which primarily consists of:

•Management and administrative expenses to support the Company’s overall operations, which include certain aspects of executive management and the corporate relations, legal, compliance, human resources and finance departments, information technology, digital, data and analytics, as well as acquisition-related integration costs; and
•Products for which the Company no longer solicits or accepts new customers, such as its large case pensions and long-term care insurance products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Health and its subsidiaries have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

Restricted Cash

Restricted cash included in other current assets on the unaudited condensed consolidated balance sheets primarily represents funds held on behalf of members. Restricted cash included in other assets on the unaudited condensed consolidated balance sheets represents amounts held in a trust in one of the Company’s captive insurance companies to satisfy collateral requirements associated with the assignment of certain insurance policies. All restricted cash is invested in demand deposits, time deposits and money market funds.

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	March 31, 2025	December 31, 2024
Cash and cash equivalents	$10,076	$8,586
Restricted cash (included in other current assets)	65	95
Restricted cash (included in other assets)	205	203
Total cash, cash equivalents and restricted cash in the statements of cash flows	$10,346	$8,884

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net at March 31, 2025 and December 31, 2024 was composed of the following:

In millions	March 31, 2025	December 31, 2024
Trade receivables	$10,450	$9,881
Vendor and manufacturer receivables	14,205	13,891
Premium receivables	6,210	4,731
Other receivables	8,760	7,966
Total accounts receivable, net	$39,625	$36,469

The Company’s allowance for credit losses was $392 million and $407 million as of March 31, 2025 and December 31, 2024, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

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

The following is a roll forward of deferred acquisition costs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
In millions	2025	2024
Deferred acquisition costs, beginning of the period	$1,747	$1,502
Capitalization	133	134
Amortization expense	(86)	(76)
Deferred acquisition costs, end of the period	$1,794	$1,560

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

During the first quarter of 2025, the Company determined it had a premium deficiency in its individual exchange product line related to the 2025 coverage year. Accordingly, during the three months ended March 31, 2025, the Company recorded a premium deficiency reserve of $448 million consisting of a $17 million charge of unamortized acquisition costs, which was recorded in operating expenses, and the establishment of a premium deficiency reserve of $431 million, which was recorded in health care costs. The Company did not establish a premium deficiency reserve for any other product line during the three months ended March 31, 2025.

The Company did not establish any premium deficiency reserves during the three months ended March 31, 2024.

Revenue Recognition

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source in each segment for the three months ended March 31, 2025 and 2024:

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended March 31, 2025
Major goods/services lines:
Pharmacy	$—	$41,182	$26,076	$—	$(14,751)	$52,507
Front Store	—	—	5,243	—	—	5,243
Premiums	32,808	—	—	12	—	32,820
Net investment income	387	14	—	119	—	520
Other	1,615	2,266	593	2	(978)	3,498
Total	$34,810	$43,462	$31,912	$133	$(15,729)	$94,588

Health Services distribution channel:
Pharmacy network (1)		$23,114
Mail & specialty (2)		18,068
Net investment income		14
Other		2,266
Total		$43,462

Three Months Ended March 31, 2024
Major goods/services lines:
Pharmacy	$—	$37,726	$22,784	$—	$(12,113)	$48,397
Front Store	—	—	5,370	—	—	5,370
Premiums	30,379	—	—	12	—	30,391
Net investment income	353	—	—	101	—	454
Other	1,504	2,559	571	2	(811)	3,825
Total	$32,236	$40,285	$28,725	$115	$(12,924)	$88,437

Health Services distribution channel:
Pharmacy network (1)		$20,464
Mail & specialty (2)		17,262
Other		2,559
Total		$40,285
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

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	March 31, 2025	December 31, 2024
Trade receivables (included in accounts receivable, net)	$10,450	$9,881
Contract liabilities (included in accrued expenses and other current liabilities)	65	144

ACO REACH and MSSP Exit

Prior to the first quarter of 2025, the Company’s Health Services segment provided enablement services to health systems primarily through two programs administered by CMS: the Accountable Care Organization Realizing Equity, Access and Community Health (“ACO REACH”) program and the Medicare Shared Savings Program (“MSSP”). During the first quarter of 2025, the Company determined that it would substantially exit both the ACO REACH program and the MSSP as further described below. In connection with these actions, during the three months ended March 31, 2025, the Company recorded a loss on Accountable Care assets of $247 million, which is reflected in operating expenses within the Health Services segment.

ACO REACH
In February 2025, the Company informed CMS of its plans to voluntarily terminate substantially all of its participation in the ACO REACH program effective March 31, 2025. In connection with the commencement of the wind down of its ACO REACH operations, the Company incurred costs of $11 million during the three months ended March 31, 2025.

MSSP
In March 2025, the Company also divested its MSSP operations to Wellvana Health, LLC. The Company recorded a pre-tax loss on the divestiture of $236 million in the three months ended March 31, 2025, which includes the removal of intangible assets and goodwill totaling $342 million. The consideration received related to this agreement was not material.

New Accounting Pronouncements Recently Adopted

Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires the Company to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and are included within each reported measure of segment operating results. The standard also requires the Company to disclose the total amount of any other items included in segment operating results which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. The Company adopted the standard on January 1, 2024 for fiscal year reporting and the standard became effective for interim reporting periods in fiscal years beginning after December 15, 2024. The standard requires retrospective application to all prior periods presented. While the standard requires additional disclosures related to the Company’s reportable segments, the standard did not have any impact on the Company’s consolidated operating results, financial condition or cash flows as of the date of adoption. Refer to Note 10 ‘‘Segment Reporting’’ for the Company’s segment reporting disclosures, including those newly required by this standard.

Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. The Company adopted the standard on January 1, 2025 for fiscal year reporting. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. While the standard will require additional disclosures related to the Company’s income taxes within the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the standard did not have any impact on the Company’s consolidated operating results, financial condition or cash flows.

New Accounting Pronouncements Not Yet Adopted

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

2.Investments

Total investments at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025			December 31, 2024
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,426	$23,618	$26,044	$2,256	$23,777	$26,033
Mortgage loans	152	1,346	1,498	151	1,354	1,505
Other investments	—	3,942	3,942	—	3,803	3,803
Total investments	$2,578	$28,906	$31,484	$2,407	$28,934	$31,341

Debt Securities

Debt securities available for sale at March 31, 2025 and December 31, 2024 were as follows:

In millions	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Debt securities:
U.S. government securities	$2,869	$30	$(19)	$2,880
States, municipalities and political subdivisions	387	2	(13)	376
U.S. corporate securities	13,326	135	(334)	13,127
Foreign securities	2,603	34	(81)	2,556
Residential mortgage-backed securities	828	7	(41)	794
Commercial mortgage-backed securities	1,775	16	(50)	1,741
Other asset-backed securities	4,542	22	(9)	4,555
Redeemable preferred securities	15	—	—	15
Total debt securities (2)	$26,345	$246	$(547)	$26,044

December 31, 2024
Debt securities:
U.S. government securities	$2,826	$7	$(38)	$2,795
States, municipalities and political subdivisions	712	4	(18)	698
U.S. corporate securities	13,043	94	(412)	12,725
Foreign securities	2,608	27	(111)	2,524
Residential mortgage-backed securities	792	2	(54)	740
Commercial mortgage-backed securities	1,731	9	(67)	1,673
Other asset-backed securities	4,834	35	(7)	4,862
Redeemable preferred securities	16	—	—	16
Total debt securities (2)	$26,562	$178	$(707)	$26,033
_____________________________________________
(1)There was no allowance for expected credit losses recorded on available-for-sale debt securities at March 31, 2025 or December 31, 2024.
(2)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At March 31, 2025, debt securities with a fair value of $517 million, gross unrealized capital gains of $6 million and gross unrealized capital losses of $22 million, and at December 31, 2024, debt securities with a fair value of $543 million, gross unrealized capital gains of $5 million and gross unrealized capital losses of $30 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income (loss).

The amortized cost and fair value of debt securities at March 31, 2025 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,192	$1,189
One year through five years	10,666	10,670
After five years through ten years	4,422	4,385
Greater than ten years	2,920	2,710
Residential mortgage-backed securities	828	794
Commercial mortgage-backed securities	1,775	1,741
Other asset-backed securities	4,542	4,555
Total	$26,345	$26,044

Summarized below are the debt securities the Company held at March 31, 2025 and December 31, 2024 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
March 31, 2025
Debt securities:
U.S. government securities	60	$194	$5	121	$287	$14	181	$481	$19
States, municipalities and political subdivisions	39	87	4	113	168	9	152	255	13
U.S. corporate securities	1,856	2,384	40	2,378	3,143	294	4,234	5,527	334
Foreign securities	419	577	11	550	770	70	969	1,347	81
Residential mortgage-backed securities	46	130	1	339	315	40	385	445	41
Commercial mortgage-backed securities	114	391	4	158	303	46	272	694	50
Other asset-backed securities	478	1,104	6	48	43	3	526	1,147	9
Redeemable preferred securities	—	—	—	4	6	—	4	6	—
Total debt securities	3,012	$4,867	$71	3,711	$5,035	$476	6,723	$9,902	$547

December 31, 2024
Debt securities:
U.S. government securities	266	$1,053	$18	155	$394	$20	421	$1,447	$38
States, municipalities and political subdivisions	100	181	3	137	201	15	237	382	18
U.S. corporate securities	3,119	4,144	64	2,602	3,395	348	5,721	7,539	412
Foreign securities	599	810	21	616	874	90	1,215	1,684	111
Residential mortgage-backed securities	89	267	5	361	342	49	450	609	54
Commercial mortgage-backed securities	186	628	11	237	464	56	423	1,092	67
Other asset-backed securities	139	414	5	62	58	2	201	472	7
Redeemable preferred securities	4	9	—	4	6	—	8	15	—
Total debt securities	4,502	$7,506	$127	4,174	$5,734	$580	8,676	$13,240	$707

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at March 31, 2025 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of March 31, 2025, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at March 31, 2025 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$1	$—	$508	$8	$509	$8
One year through five years	92	2	3,393	96	3,485	98
After five years through ten years	64	4	1,609	94	1,673	98
Greater than ten years	129	15	1,820	228	1,949	243
Residential mortgage-backed securities	5	—	440	41	445	41
Commercial mortgage-backed securities	6	1	688	49	694	50
Other asset-backed securities	7	—	1,140	9	1,147	9
Total	$304	$22	$9,598	$525	$9,902	$547

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the three months ended March 31, 2025 and 2024, the Company had the following activity in its mortgage loan portfolio:

	Three Months Ended March 31,
In millions	2025	2024
New mortgage loans	$33	$59
Mortgage loans fully repaid	30	2
Mortgage loans foreclosed	—	—

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

Based on the Company’s assessments at March 31, 2025 and December 31, 2024, the amortized cost basis of the Company's mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2025	2024	2023	2022	2021	Prior	Total
March 31, 2025
1	$—	$—	$—	$—	$—	$7	$7
2 to 4	32	314	289	294	201	291	1,421
5 and 6	—	—	—	30	13	27	70
7	—	—	—	—	—	—	—
Total	$32	$314	$289	$324	$214	$325	$1,498

December 31, 2024
1		$—	$—	$—	$—	$8	$8
2 to 4		315	292	320	205	320	1,452
5 and 6		—	—	4	13	28	45
7		—	—	—	—	—	—
Total		$315	$292	$324	$218	$356	$1,505

Net Investment Income

Sources of net investment income for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
In millions	2025	2024
Debt securities	$323	$244
Mortgage loans	21	17
Other investments	209	223
Gross investment income	553	484
Investment expenses	(12)	(12)
Net investment income (excluding net realized losses)	541	472
Net realized capital losses	(21)	(18)
Net investment income	$520	$454

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
In millions	2025	2024
Proceeds from sales	$2,185	$1,265
Gross realized capital gains	12	8
Gross realized capital losses	39	52

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

For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 5 ‘‘Fair Value’’ in the 2024 Form 10-K.

There were no financial liabilities measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at March 31, 2025 or December 31, 2024. Financial assets measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at March 31, 2025 and December 31, 2024 were as follows:

In millions	Level 1	Level 2	Level 3	Total
March 31, 2025
Cash and cash equivalents	$2,763	$7,313	$—	$10,076
Debt securities:
U.S. government securities	2,862	18	—	2,880
States, municipalities and political subdivisions	—	376	—	376
U.S. corporate securities	—	13,104	23	13,127
Foreign securities	—	2,556	—	2,556
Residential mortgage-backed securities	—	794	—	794
Commercial mortgage-backed securities	—	1,728	13	1,741
Other asset-backed securities	—	4,555	—	4,555
Redeemable preferred securities	—	15	—	15
Total debt securities	2,862	23,146	36	26,044
Equity securities	173	—	128	301
Total	$5,798	$30,459	$164	$36,421

December 31, 2024
Cash and cash equivalents	$4,948	$3,638	$—	$8,586
Debt securities:
U.S. government securities	2,777	18	—	2,795
States, municipalities and political subdivisions	—	698	—	698
U.S. corporate securities	—	12,687	38	12,725
Foreign securities	—	2,524	—	2,524
Residential mortgage-backed securities	—	740	—	740
Commercial mortgage-backed securities	—	1,673	—	1,673
Other asset-backed securities	—	4,862	—	4,862
Redeemable preferred securities	—	16	—	16
Total debt securities	2,777	23,218	38	26,033
Equity securities	234	—	126	360
Total	$7,959	$26,856	$164	$34,979

During the three months ended March 31, 2025, there were $13 million of transfers out of Level 3. During the three months ended March 31, 2024, there were no transfers into or out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the unaudited condensed consolidated balance sheets at adjusted cost or contract value at March 31, 2025 and December 31, 2024 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
March 31, 2025
Assets:
Mortgage loans	$1,498	$—	$—	$1,482	$1,482
Equity securities (1)	515	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	1	—	—	1	1
Without a fixed maturity	307	—	—	268	268
Long-term debt	63,451	59,341	—	—	59,341

December 31, 2024
Assets:
Mortgage loans	$1,505	$—	$—	$1,468	$1,468
Equity securities (1)	490	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	1	—	—	1	1
Without a fixed maturity	312	—	—	272	272
Long-term debt	64,151	58,724	—	—	58,724
_____________________________________________
(1)It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

Separate Accounts assets relate to the Company’s large case pensions products which represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025				December 31, 2024
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2	$158	$—	$160	$1	$164	$—	$165
Debt securities	20	375	1	396	186	669	1	856
Common/collective trusts	—	1,343	—	1,343	—	2,478	—	2,478
Total (1)	$22	$1,876	$1	$1,899	$187	$3,311	$1	$3,499
_____________________________________________
(1)Excludes $25 million of other receivables and $188 million of other payables at March 31, 2025 and December 31, 2024, respectively.

4.Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
In millions	2025	2024
Health care costs payable, beginning of the period	$15,064	$12,049
Less: Reinsurance recoverables	81	5
Less: Impact of discount rate on long-duration insurance reserves (1)	(1)	(23)
Health care costs payable, beginning of the period, net	14,984	12,067
Add: Components of incurred health care costs
Current year	30,293	28,212
Prior years	(1,651)	(479)
Total incurred health care costs (2)	28,642	27,733
Less: Claims paid
Current year	19,312	16,263
Prior years	9,749	9,150
Total claims paid	29,061	25,413
Health care costs payable, end of the period, net	14,565	14,387
Add: Premium deficiency reserve	431	—
Add: Reinsurance recoverables	114	4
Add: Impact of discount rate on long-duration insurance reserves (1)	2	(23)
Health care costs payable, end of the period	$15,112	$14,368
_____________________________________________
(1)Reflects the difference between the current discount rate and the locked-in discount rate on long-duration insurance reserves which is recorded within accumulated other comprehensive income (loss) on the unaudited condensed consolidated balance sheets.
(2)Total incurred health care costs for the three months ended March 31, 2025 and 2024 in the table above exclude $16 million and $23 million, respectively, of health care costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets and $46 million and $47 million, respectively, of health care costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets. Total incurred health care costs for the three months ended March 31, 2025 also exclude $431 million for a premium deficiency reserve for the 2025 coverage year related to the Company’s individual exchange product line.

The Company’s estimates of prior years’ health care costs payable decreased by $1.7 billion and $479 million, respectively, in the three months ended March 31, 2025 and 2024, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At March 31, 2025, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $10.7 billion. The majority of the Company’s liabilities for IBNR plus expected development on reported claims at March 31, 2025 related to the current year.

5.Other Insurance Liabilities and Separate Accounts

Future Policy Benefits

The following tables show the components of the change in the liability for future policy benefits, which is included in other insurance liabilities and other long-term insurance liabilities on the unaudited condensed consolidated balance sheets, during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
In millions	Large Case Pensions	Long-Term Care
Present value of expected net premiums (1)
Liability for future policy benefits, beginning of the period - current discount rate		$275

Beginning liability for future policy benefits at original (locked-in) discount rate		$280
Effect of changes in cash flow assumptions		—
Effect of actual variances from expected experience		1
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate		281
Interest accrual (using locked-in discount rate)		3
Net premiums (actual)		(10)
Ending liability for future policy benefits at original (locked-in) discount rate		274
Effect of changes in discount rate assumptions		(2)
Liability for future policy benefits, end of the period - current discount rate		$272

Present value of expected future policy benefits
Liability for future policy benefits, beginning of the period - current discount rate	$1,917	$1,552

Beginning liability for future policy benefits at original (locked-in) discount rate	$2,090	$1,647
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(4)	(2)
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate	2,086	1,645
Issuances	9	—
Interest accrual (using locked-in discount rate)	21	20
Benefit payments (actual)	(61)	(19)
Ending liability for future policy benefits at original (locked-in) discount rate	2,055	1,646
Effect of changes in discount rate assumptions	(151)	(77)
Liability for future policy benefits, end of the period - current discount rate	$1,904	$1,569

Net liability for future policy benefits	$1,904	$1,297
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, net of reinsurance recoverable	$1,904	$1,297
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

The amount of undiscounted expected gross premiums and expected future benefit payments for long-duration insurance liabilities as of March 31, 2025 and 2024 were as follows:

In millions	March 31, 2025	March 31, 2024
Large case pensions
Expected future benefit payments	$2,973	$3,213
Expected gross premiums	—	—

Long-term care
Expected future benefit payments	$3,170	$3,215
Expected gross premiums	390	411

The weighted-average interest rate used in the measurement of the long-duration insurance liabilities as of March 31, 2025 and 2024 were as follows:

	March 31, 2025	March 31, 2024
Large case pensions
Interest accretion rate	4.20%	4.20%
Current discount rate	5.31%	5.22%

Long-term care
Interest accretion rate	5.11%	5.11%
Current discount rate	5.60%	5.36%

The weighted-average durations (in years) of the long-duration insurance liabilities as of March 31, 2025 and 2024 were as follows:

	March 31, 2025	March 31, 2024
Large case pensions	7.3	7.3
Long-term care	11.6	12.0

Separate Accounts

The following table shows the fair value of assets, by major investment category, supporting Separate Accounts as of March 31, 2025 and December 31, 2024:

In millions	March 31, 2025	December 31, 2024
Cash and cash equivalents	$160	$165
Debt securities:
U.S. government securities	26	186
States, municipalities and political subdivisions	12	14
U.S. corporate securities	293	524
Foreign securities	48	51
Residential mortgage-backed securities	9	71
Commercial mortgage-backed securities	3	3
Other asset-backed securities	5	7
Total debt securities	396	856
Common/collective trusts	1,343	2,478
Total (1)	$1,899	$3,499
_____________________________________________
(1)Excludes $25 million of other receivables and $188 million of other payables at March 31, 2025 and December 31, 2024, respectively.

The following table shows the components of the change in Separate Accounts liabilities during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
In millions	2025	2024
Separate Accounts liability, beginning of the period	$3,311	$3,250
Premiums and deposits	236	201
Surrenders and withdrawals	(1,309)	(93)
Benefit payments	(243)	(223)
Investment earnings	(61)	128
Net transfers from general account	3	2
Other	(13)	6
Separate Accounts liability, end of the period	$1,924	$3,271

Cash surrender value, end of the period	$844	$2,201

The Company did not recognize any gains or losses on assets transferred to Separate Accounts during the three months ended March 31, 2025 and 2024.

6.Shareholders’ Equity

Share Repurchases

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of March 31, 2025
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the three months ended March 31, 2025, the Company did not repurchase any shares of its common stock. During the three months ended March 31, 2024, the Company repurchased an aggregate of 39.7 million shares of common stock for approximately $3.0 billion pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transaction described below.

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

Dividends

The quarterly cash dividend declared by the Board was $0.665 per share in both the three months ended March 31, 2025 and 2024. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

7.Other Comprehensive Income (Loss)

Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
In millions	2025	2024
Net unrealized investment losses:
Beginning of period balance	$(399)	$(429)
Other comprehensive income (loss) before reclassifications ($188 and $(162) pretax)	187	(156)
Amounts reclassified from accumulated other comprehensive loss ($32 and $54 pretax) (1)	29	48
Other comprehensive income (loss)	216	(108)
End of period balance	(183)	(537)

Change in discount rate on long-duration insurance reserves:
Beginning of period balance	265	152
Other comprehensive income (loss) before reclassifications ($(41) and $88 pretax)	(33)	68
Other comprehensive income (loss)	(33)	68
End of period balance	232	220

Foreign currency translation adjustments:
Beginning of period balance	(4)	—
Other comprehensive income	—	—
End of period balance	(4)	—

Net cash flow hedges:
Beginning of period balance	229	244
Amounts reclassified from accumulated other comprehensive income ($(6) and $(6) pretax) (2)	(4)	(4)
Other comprehensive loss	(4)	(4)
End of period balance	225	240

Pension and other postretirement benefits:
Beginning of period balance	(211)	(264)
Other comprehensive income	—	—
End of period balance	(211)	(264)

Total beginning of period accumulated other comprehensive loss	(120)	(297)
Total other comprehensive income (loss)	179	(44)
Total end of period accumulated other comprehensive income (loss)	$59	$(341)
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

8.Earnings Per Share

Earnings per share is computed using the treasury stock method. Stock options and stock appreciation rights to purchase 10 million and 6 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2025 and 2024, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
In millions, except per share amounts	2025	2024
Numerator for earnings per share calculation:
Net income attributable to CVS Health	$1,779	$1,113

Denominator for earnings per share calculation:
Weighted average shares, basic	1,261	1,260
Restricted stock units and performance stock units	2	5
Stock options and stock appreciation rights	1	2
Weighted average shares, diluted	1,264	1,267

Earnings per share:
Basic	$1.41	$0.88
Diluted	$1.41	$0.88

9.Commitments and Contingencies

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Linens ‘n Things and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations. As of March 31, 2025, the Company guaranteed 60 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2035.

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

The Company is facing multiple lawsuits, including by the FTC, state Attorneys General, governmental subdivisions, private parties and several putative class actions, regarding drug pricing and its rebate arrangements with drug manufacturers. These complaints, brought by a number of different types of plaintiffs under a variety of legal theories, generally allege that rebate agreements between the drug manufacturers and PBMs caused inflated prices for certain drug products. The majority of these cases have now been transferred into a multi-district litigation in the U.S. District Court for the District of New Jersey. The Company is defending itself against these claims. The Company has also received subpoenas, civil investigative demands (“CIDs”), and other requests for documents and information from, and is being investigated by, the DOJ, the U.S. Department of Health and Human Services (“HHS”), the FTC and Attorneys General of several states and the District of Columbia regarding its PBM practices, including pharmacy contracting practices and reimbursement, pricing and rebates. While the FTC has released a number of interim staff reports related to its studies of PBM practices under Section 6(b) of the FTC Act, which allows the FTC to conduct studies, among other activities, it has not yet released a final report. The Company has been providing documents and information in response to these subpoenas, CIDs and requests for information. In September 2024, the FTC filed an administrative complaint against the three largest PBMs (the “PBM Group”) and their affiliated group purchasing organizations, including subsidiaries of the Company. The complaint alleged that the PBM Group and their affiliated group purchasing organizations engaged in anti-competitive and unfair practices that “artificially” increased insulin costs. The Company is aggressively defending itself against the complaint. In November 2024, the PBM Group filed a complaint in the U.S. District Court for the Eastern District of Missouri challenging the constitutionality of the FTC’s administrative complaint. After the district court denied the challenge, the PBM Group filed an appeal with the U.S. Court of Appeals for the Eighth Circuit, which is still pending.

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

U.S. ex rel. Bassan et al. v. Omnicare, Inc. and CVS Health Corp. (U.S. District Court for the Southern District of New York). In December 2019, the U.S. Attorney’s Office for the Southern District of New York filed a complaint-in-intervention in this previously sealed qui tam case. The complaint alleges that for certain non-skilled nursing facilities, Omnicare improperly filled prescriptions where a valid prescription did not exist and that these dispensing events violated the federal False Claims Act. In April 2025, the jury found both Omnicare and CVS Health liable. The jury awarded approximately $136 million due to Omnicare’s conduct. This amount is automatically required to be tripled by statute to approximately $407 million. The jury found no damages attributable to CVS Health. The Court, who is responsible for determining the amount of penalties under the False Claims Act, has asked for additional briefing on the issue. Judgment will not be final until the court determines penalties. The Company plans to appeal the verdict once the judgment is final.

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

On January 30, 2023, CMS released the final RADV rule (“RADV Audit Rule”), announcing it may use extrapolation for payment years 2018 forward, for both RADV audits and OIG contract level audits, and eliminated the application of an adjustment for the error rate in fee-for-service Medicare (“FFS Adjuster”) that was considered in prior proposed rules. Under the revised extrapolation methodology, CMS may extrapolate an error rate from the audit sample across the audited contract without any FFS Adjuster. In the RADV Audit Rule, CMS indicated that it will use more than one audit methodology going forward and indicated CMS will audit contracts it believes are at the highest risk for overpayments based on its statistical modeling, citing a 2016 Governmental Accountability Office report that recommended selection of contract-level RADV audits with a focus on contracts likely to have high rates of improper payment, the highest coding intensity scores, and contracts with high levels of unsupported diagnoses from prior RADV audits.

The Company is currently unable to predict which of its Medicare Advantage contracts will be selected for audit, the amounts of any retroactive refunds for years prior to 2018 or prospective adjustments to Medicare Advantage premium payments made to the Company, the effect of any such refunds or adjustments on the actuarial soundness of the Company’s Medicare Advantage bids, or whether any RADV audit findings would require the Company to change its method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in the Company’s bids for prior contract years, the current contract year or future contract years. CMS and OIG have begun audits of the Company’s plans that are subject to extrapolation under the RADV Audit Rule. Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV, Public Exchange-related or other audits by CMS, the OIG or otherwise, including audits of the Company’s minimum loss ratio rebates, methodology and/or reports, could be material and could adversely affect the Company’s operating results, cash flows and/or financial condition.

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

Stockholder Matters

Beginning in February 2019, multiple class action complaints, as well as a derivative complaint, were filed by putative plaintiffs against the Company and certain current and former officers and directors. The plaintiffs in these cases assert a variety of causes of action under federal securities laws that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the performance of the Company’s LTC business unit. Since filing, several of the cases have been consolidated, and three have resolved. In February 2025, the District of Rhode Island granted the Company’s motion to dismiss In re CVS Health Corp. Securities Act Litigation (formerly known as Waterford) and in March 2025 plaintiffs filed a notice of appeal of that decision to the First Circuit. A derivative case in the District of Rhode Island, Lovoi v. Aguirre, had been stayed pending the outcome of the Waterford case, and will remain stayed pending the resolution of the appeal. The Company and its current and former officers and directors are defending themselves against remaining claims.

Beginning in December 2021, the Company has received several demands for inspection of books and records pursuant to Delaware General Corporation Law Section 220 (“Section 220 demands”), as well as a derivative complaint (Vladimir Gusinsky Revocable Trust v. Lynch, et al.) that was filed in January 2023, which the defendants moved to dismiss. The Section 220 demands and the complaint purport to be related to potential breaches of fiduciary duties by the Board in relation to certain matters concerning opioids. Following the Company’s response to the first three Section 220 demands, two of the three stockholders sent demand letters to the Board containing allegations substantially similar to those made in the earlier Section 220 demands and the derivative matter, and requested that it take certain actions, including consideration of its governance and policies with respect to controlled substances. In July 2024, the court granted the defendants’ motion to dismiss the Gusinsky case. In September 2024, the Board received a third demand letter containing similar allegations and requesting the Board take action. The Board has formed a demand review committee to evaluate the demands. In March 2025, the Company received another Section 220 demand requesting materials similar to the prior demands, which the Company is evaluating.

Beginning in July 2024, two purported class action complaints, as well as multiple derivative complaints, were filed by putative plaintiffs against the Company and certain current and former officers and directors. The plaintiffs in these cases assert a variety of causes of action under federal securities laws and state law that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the profitability of the Health Care Benefits segment. Two purported class actions were filed and have been consolidated in U.S. District Court for the Southern District of New York. In March 2025, plaintiffs filed an amended consolidated class action complaint captioned as Louisiana Sheriffs’ Pension and Relief Fund, et al. v. CVS Health Corp., et al. Two derivative cases were also filed in the Southern District of New York and have been consolidated as In re CVS Health Corporation Derivative Litigation. Two derivative cases filed in the District of Rhode Island have been consolidated as In re CVS Health Corporation Stockholder Derivative Litigation. The consolidated derivative actions have been stayed pending the outcome of any motion to dismiss in the consolidated Louisiana Sheriffs’ securities class action. Three additional derivative cases were filed in Rhode Island Superior Court: two have been consolidated as In re CVS Health Corporation Stockholder Derivative Litigation and the third is Davidow v. Lynch, et al., and these cases have also been stayed on similar terms as the other actions, The Company and the individual defendants are defending themselves against these claims. In January 2025, the Board received a stockholder demand containing allegations substantially similar to those made in the class action and derivative matters, and requesting that it take certain actions, including investigating whether any Board members or officers breached their fiduciary duties related to those allegations, and bringing litigation to recover the Company’s damages if any such misconduct is found. The Board has determined to defer a decision on the demand pending developments in the related litigation.

Other Legal and Regulatory Proceedings

The Company is also a party to other legal proceedings and is subject to government investigations, inquiries and audits, and has received and is cooperating with the government in response to CIDs, subpoenas, or similar process from various governmental agencies requesting information. These other legal proceedings and government actions include claims of or relating to bad faith, medical or professional malpractice, breach of fiduciary duty, claims processing and billing, dispensing of medications, the use of medical testing devices in the in-home evaluation setting, non-compliance with state and federal regulatory regimes, marketing misconduct, denial of or failure to timely or appropriately pay or administer claims and benefits, provider network structure (including the use of performance-based networks and termination of provider contracts), rescission of insurance coverage, improper disclosure or use of personal information, anticompetitive practices, the Company’s participation in the 340B program, general contractual matters, product liability, intellectual property litigation, discrimination and employment litigation. Some of these other legal proceedings are or are purported to be class actions or derivative claims. The Company is defending itself against the claims brought in these matters.

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

10.Segment Reporting

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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

	Three Months Ended March 31, 2025
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$34,405	$38,096	$21,553	$14	$94,068
Intersegment revenues	18	5,352	10,359	—	15,729
Net investment income	387	14	—	119	520
Total revenues	34,810	43,462	31,912	133	110,317
Intersegment eliminations (2)					(15,729)
Total consolidated revenues					$94,588
Less: Net realized capital gains (losses)	(21)	15	—	(15)
Cost of products sold	—	40,115	25,804	—
Health care costs	28,637	1,047	—	46
Other segment items (3)	4,201	682	4,795	432
Adjusted operating income (loss)	$1,993	$1,603	$1,313	$(330)	$4,579

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					499
Net realized capital losses (5)					21
Acquisition-related integration costs (6)					45
Loss on Accountable Care assets (7)					247
Omnicare litigation charge (8)					387
Office real estate optimization charges (9)					6
Operating income (GAAP measure)					3,374
Interest expense					785
Other income					(28)
Income before income tax provision					$2,617

Depreciation and amortization	$405	$261	$384	$104	$1,154

	Three Months Ended March 31, 2024
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$31,865	$36,466	$19,638	$14	$87,983
Intersegment revenues	18	3,819	9,087	—	12,924
Net investment income	353	—	—	101	454
Total revenues	32,236	40,285	28,725	115	101,361
Intersegment eliminations (2)					(12,924)
Total consolidated revenues					$88,437
Less: Net realized capital losses	(10)	—	—	(8)
Cost of products sold	—	37,532	22,760	—
Health care costs	27,458	701	—	47
Other segment items (3)	4,056	689	4,788	391
Adjusted operating income (loss)	$732	$1,363	$1,177	$(315)	$2,957

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					508
Net realized capital losses (5)					18
Acquisition-related integration costs (6)					60
Opioid litigation charge (10)					100
Operating income (GAAP measure)					2,271
Interest expense					716
Other income					(25)
Income before income tax provision					$1,580

Depreciation and amortization	$392	$261	$388	$97	$1,138
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $3.7 billion and $3.4 billion of retail co-payments for the three months ended March 31, 2025 and 2024, respectively.
(2)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Health Services segment, and/or the Pharmacy & Consumer Wellness segment.
(3)Other segment items for each reportable segment include operating expenses, which primarily consist of selling, general and administrative expenses. Other segment items exclude the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance.
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
(6)During the three months ended March 31, 2025 and 2024, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related integration costs are reflected in operating expenses within the Corporate/Other segment.
(7)During the three months ended March 31, 2025, the loss on the wind down and sale of Accountable Care assets represents the pre-tax loss on the divestiture of the Company’s MSSP operations, which the Company sold in March 2025, as well as costs incurred in connection with the commencement of the wind down of the Company’s ACO REACH operations during the first quarter of 2025. The loss on Accountable Care assets is reflected in operating expenses within the Health Services segment.
(8)During the three months ended March 31, 2025, the Omnicare litigation charge relates to an April 2025 jury verdict finding Omnicare, L.L.C. (f/k/a Omnicare, Inc. “Omnicare”) and CVS Health Corporation liable for damages in connection with alleged violations of the federal False Claims Act related to dispensing practices by Omnicare from 2010, prior to its acquisition by the Company in 2015, through 2018. Damages were found only with respect to Omnicare. The Omnicare litigation charge is reflected in operating expenses within the Pharmacy & Consumer Wellness segment. The judgment will not be final until the Court enters penalties at a later date. The Company intends to appeal the verdict once the judgment is entered.
(9)During the three months ended March 31, 2025, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the Company’s evaluation of corporate office real estate space in response to its ongoing flexible work arrangement. The office real estate optimization charges are reflected in operating expenses within each segment.
(10)During the three months ended March 31, 2024, the opioid litigation charge relates to a change in the Company’s accrual related to ongoing opioid litigation matters.

Index to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of March 31, 2025, the related condensed consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 12, 2025, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

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
May 1, 2025

Form 10-Q Table of Contents
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading health solutions company building a world of health around every consumer it serves and connecting care so that it works for people wherever they are. As of March 31, 2025, the Company had more than 9,000 retail locations, more than 1,000 walk-in and primary care medical clinics, a leading pharmacy benefits manager with approximately 88 million plan members and expanding specialty pharmacy solutions, and a dedicated senior pharmacy care business serving more than 800,000 patients per year. The Company also serves an estimated more than 37 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is creating new sources of value through its integrated model allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers through its Aetna® operations. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s primary customers, its members, primarily access the segment’s products and services through employer groups, government-sponsored plans or individually. The Health Care Benefits segment also serves customers who purchase products and services that are ancillary to its health insurance products. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” The Company also sells Insured plans directly to individual consumers through the individual public health insurance exchanges.

Overview of the Health Services Segment

The Health Services segment provides a full range of pharmacy benefit management (“PBM”) solutions through its CVS Caremark® operations and delivers health care services in its medical clinics, virtually, and in the home. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. The segment also works directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products through its CordavisTM subsidiary. The Health Services segment’s health care delivery assets include Signify Health, Inc. (“Signify Health”), a leader in health risk assessments and value-based care, and Oak Street Health, Inc. (“Oak Street Health”), a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients. The Health Services segment’s clients and customers are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, the U.S. Centers for Medicare & Medicaid Services (“CMS”), plans offered on public and private health insurance exchanges and other sponsors of health benefit plans throughout the U.S., patients who receive care in the Health Services segment’s medical clinics, virtually or in the home, as well as Covered Entities.

Overview of the Pharmacy & Consumer Wellness Segment

The Pharmacy & Consumer Wellness segment dispenses prescriptions in its CVS Pharmacy® retail locations and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of March 31, 2025, the Pharmacy &

Consumer Wellness segment operated more than 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

Overview of the Corporate/Other Segment

The Company presents the remainder of its financial results in the Corporate/Other segment, which primarily consists of:

•Management and administrative expenses to support the Company’s overall operations, which include certain aspects of executive management and the corporate relations, legal, compliance, human resources and finance departments, information technology, digital, data and analytics, as well as acquisition-related integration costs; and
•Products for which the Company no longer solicits or accepts new customers, such as its large case pensions and long-term care insurance products.

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three months ended March 31, 2025 and 2024, and the significant developments affecting the Company’s financial condition since December 31, 2024. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

Summary of Consolidated Financial Results

	Three Months Ended March 31,		Change
In millions	2025	2024	$	%
Revenues:
Products	$57,669	$53,724	$3,945	7.3%
Premiums	32,820	30,391	2,429	8.0%
Services	3,579	3,868	(289)	(7.5)%
Net investment income	520	454	66	14.5%
Total revenues	94,588	88,437	6,151	7.0%
Operating costs:
Cost of products sold	51,057	48,073	2,984	6.2%
Health care costs	29,135	27,803	1,332	4.8%
Operating expenses	11,022	10,290	732	7.1%
Total operating costs	91,214	86,166	5,048	5.9%
Operating income	3,374	2,271	1,103	48.6%
Interest expense	785	716	69	9.6%
Other income	(28)	(25)	(3)	(12.0)%
Income before income tax provision	2,617	1,580	1,037	65.6%
Income tax provision	835	456	379	83.1%
Net income	1,782	1,124	658	58.5%
Net income attributable to noncontrolling interests	(3)	(11)	8	72.7%
Net income attributable to CVS Health	$1,779	$1,113	$666	59.8%

Commentary - Three Months Ended March 31, 2025 vs. 2024

Revenues
•Total revenues increased $6.2 billion, or 7.0%, in the three months ended March 31, 2025 compared to the prior year driven by revenue growth across all segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $732 million, or 7.1%, in the three months ended March 31, 2025 compared to the prior year. The increase in operating expenses was primarily due to a $387 million litigation charge related to a jury verdict against Omnicare and a $247 million pre-tax loss on Accountable Care assets, both recorded during the three months ended March 31, 2025. These increases were partially offset by the absence of a $100 million opioid litigation charge recorded in the prior year.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income increased $1.1 billion, or 48.6%, in the three months ended March 31, 2025 compared to the prior year primarily due to an increase in operating income in the Health Care Benefits segment, as well as the absence of the $100 million opioid litigation charge recorded in the prior year. These increases were partially offset by the $387 million litigation charge related to a jury verdict against Omnicare and the $247 million pre-tax loss on Accountable Care assets, both recorded during the three months ended March 31, 2025.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense increased $69 million, or 9.6%, due to higher debt in the three months ended March 31, 2025, primarily as a result of long-term debt issued in May and December of 2024.

Income tax provision
•The effective income tax rate was 31.9% for the three months ended March 31, 2025 compared to 28.9% for the three months ended March 31, 2024. The increase in the effective income tax rate was primarily due to the impact of a litigation charge recorded in the three months ended March 31, 2025.

Outlook

The Company believes you should consider the following key business and regulatory trends and uncertainties:

Key Business Trends and Uncertainties

•The Company’s medical membership declined in its Medicare and individual exchange products. Medical membership disruptions may result in volatility in the Company’s financial results.
•Utilization persisted at elevated levels through the first quarter of 2025. Although the level of utilization is difficult to accurately predict, at this time, the Company expects that utilization will pressure its Health Care Benefits segment and its health care delivery assets in its Health Services segment for the remainder of the year.
•Increases in utilization beyond the Company’s projections may result in the Company having to record additional premium deficiency reserves within the Health Care Benefits segment during the remainder of 2025.
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
•Implementation of new tariffs or changes in tariffs, including the impact of tariffs on trade relations between the U.S. and foreign countries, create exposure for increased costs and supply chain disruptions that can adversely impact consumer demand, the ability to deliver client savings or the Company’s financial results.
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

For additional information regarding these and other trends and uncertainties, see Item 1A, “Risk Factors” and Part I, Item 1 “Business - Government Regulation” included in the 2024 Form 10-K.

Segment Analysis

The following discussion of segment operating results is presented based on the Company’s reportable segments in accordance with the accounting guidance for segment reporting and is consistent with the segment disclosure in Note 10 ‘‘Segment Reporting’’ to the unaudited condensed consolidated financial statements.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other. The Company’s segments maintain separate financial information, and the Chief Operating Decision Maker (the “CODM”) evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The Company’s CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company’s segments based on adjusted operating income (loss). Adjusted operating income is defined as operating income as measured by accounting principles generally accepted in the United States of America (“GAAP”) excluding the impact of amortization of intangible assets, net realized capital gains or losses and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. See the reconciliations of operating income (loss) (GAAP measure) to adjusted operating income (loss) below for further context regarding the items excluded from operating income in determining adjusted operating income. The CODM uses adjusted operating income as its principal measure of segment performance as it enhances the CODM’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

The following are reconciliations of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
March 31, 2025
Total revenues	$34,810	$43,462	$31,912	$133	$(15,729)	$94,588
Adjusted operating income (loss)	1,993	1,603	1,313	(330)	—	4,579
March 31, 2024
Total revenues	$32,236	$40,285	$28,725	$115	$(12,924)	$88,437
Adjusted operating income (loss)	732	1,363	1,177	(315)	—	2,957
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $3.7 billion and $3.4 billion of retail co-payments for the three months ended March 31, 2025 and 2024, respectively.
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

The following are reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income (loss) to segment adjusted operating income (loss):

	Three Months Ended March 31, 2025
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,674	$1,227	$864	$(391)	$3,374
Amortization of intangible assets (1)	294	144	60	1	499
Net realized capital (gains) losses (2)	21	(15)	—	15	21
Acquisition-related integration costs (3)	—	—	—	45	45
Loss on Accountable Care assets (4)	—	247	—	—	247
Omnicare litigation charge (5)	—	—	387	—	387
Office real estate optimization charges (6)	4	—	2	—	6
Adjusted operating income (loss)	$1,993	$1,603	$1,313	$(330)	$4,579

	Three Months Ended March 31, 2024
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$428	$1,213	$1,113	$(483)	$2,271
Amortization of intangible assets (1)	294	150	64	—	508
Net realized capital losses (2)	10	—	—	8	18
Acquisition-related integration costs (3)	—	—	—	60	60
Opioid litigation charge (7)	—	—	—	100	100
Adjusted operating income (loss)	$732	$1,363	$1,177	$(315)	$2,957
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
(3)During the three months ended March 31, 2025 and 2024, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related integration costs are reflected in operating expenses within the Corporate/Other segment.
(4)During the three months ended March 31, 2025, the loss on the wind down and sale of Accountable Care assets represents the pre-tax loss on the divestiture of the Company’s Medicare Shared Savings Program (“MSSP”) operations, which the Company sold in March 2025, as well as costs incurred in connection with the commencement of the wind down of the Company’s Accountable Care Organization Realizing Equity, Access and Community Health (“ACO REACH”) operations during the first quarter of 2025. The loss on Accountable Care assets is reflected in operating expenses within the Health Services segment.
(5)During the three months ended March 31, 2025, the Omnicare litigation charge relates to an April 2025 jury verdict finding Omnicare, L.L.C. (f/k/a Omnicare, Inc. “Omnicare”) and CVS Health Corporation liable for damages in connection with alleged violations of the federal False Claims Act related to dispensing practices by Omnicare from 2010, prior to its acquisition by the Company in 2015, through 2018. Damages were found only with respect to Omnicare. The Omnicare litigation charge is reflected in operating expenses within the Pharmacy & Consumer Wellness segment. The judgment will not be final until the Court enters penalties at a later date. The Company intends to appeal the verdict once the judgment is entered.
(6)During the three months ended March 31, 2025, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the Company’s evaluation of corporate office real estate space in response to its ongoing flexible work arrangement. The office real estate optimization charges are reflected in operating expenses within each segment.
(7)During the three months ended March 31, 2024, the opioid litigation charge relates to a change in the Company’s accrual related to ongoing opioid litigation matters.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages and basis points (“bps”)	2025	2024	$	%
Revenues:
Premiums	$32,808	$30,379	$2,429	8.0%
Services	1,615	1,504	111	7.4%
Net investment income	387	353	34	9.6%
Total revenues	34,810	32,236	2,574	8.0%
Health care costs	28,637	27,458	1,179	4.3%
MBR (Health care costs as a % of premium revenues)	87.3%	90.4%	(310)	bps
Operating expenses	$4,499	$4,350	$149	3.4%
Operating expenses as a % of total revenues	12.9%	13.5%
Operating income	$1,674	$428	$1,246	291.1%
Operating income as a % of total revenues	4.8%	1.3%
Adjusted operating income (1)	$1,993	$732	$1,261	172.3%
Adjusted operating income as a % of total revenues	5.7%	2.3%
Premium revenues (by business):
Government	$24,902	$21,716	$3,186	14.7%
Commercial	7,906	8,663	(757)	(8.7)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Care Benefits segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended March 31, 2025 vs. 2024

Revenues
•Total revenues increased $2.6 billion, or 8.0%, in the three months ended March 31, 2025 compared to the prior year primarily driven by increases in the Medicare product line, including the impact of improved Medicare Advantage star ratings for the 2025 payment year.

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
•The MBR decreased to 87.3% in the three months ended March 31, 2025 compared to 90.4% in the prior year driven by the favorable year-over-year impact of prior-year development, as well as improved underlying performance in Medicare, including the impact of improved Medicare Advantage star ratings for the 2025 payment year. These decreases were partially offset by the $431 million (130 basis points) premium deficiency reserve recorded as health care costs in the first quarter of 2025 described below.

Premium Deficiency Reserve
•During the first quarter of 2025, the Company recorded a premium deficiency reserve of $448 million in its individual exchange product line related to anticipated losses for the 2025 coverage year. The $448 million premium deficiency recorded was comprised of $17 million of operating expenses related to the write-off of unamortized acquisition costs and $431 million of health care costs.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.

•Operating expenses remained relatively consistent in the three months ended March 31, 2025 compared to the prior year.

Adjusted operating income
•Adjusted operating income increased $1.3 billion, or 172.3%, for the three months ended March 31, 2025 compared to the prior year primarily driven by the favorable year-over-year impact of prior-year development, as well as improved underlying performance in Medicare, including the impact of improved Medicare Advantage star ratings for the 2025 payment year. These increases were partially offset by the $448 million premium deficiency reserve recorded in the first quarter of 2025 described above.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	March 31, 2025			December 31, 2024			March 31, 2024
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,961	15,250	19,211	4,691	14,160	18,851	4,735	14,111	18,846
Medicare Advantage	4,220	—	4,220	4,447	—	4,447	4,205	—	4,205
Medicare Supplement	1,253	—	1,253	1,282	—	1,282	1,300	—	1,300
Medicaid	1,983	412	2,395	2,094	421	2,515	1,972	447	2,419
Total medical membership	11,417	15,662	27,079	12,514	14,581	27,095	12,212	14,558	26,770

Supplemental membership information:
Medicare Prescription Drug Plan (stand-alone)			4,094			4,882			4,947

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
•Medical membership as of March 31, 2025 of 27.1 million remained relatively consistent compared with December 31, 2024, reflecting membership declines in the individual exchange and Medicare product lines, which were largely offset by an increase in Commercial ASC membership.
•Medical membership as of March 31, 2025 of 27.1 million increased 309,000 members compared with March 31, 2024, reflecting an increase in Commercial ASC membership, partially offset by a membership decline in the individual exchange product line.

Medicare Update
On April 7, 2025, CMS issued its final notice detailing final 2026 Medicare Advantage payment rates. Final 2026 Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 5.06%, excluding the CMS estimate of Medicare Advantage risk score trend.

Health Services Segment

The following table summarizes the Health Services segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2025	2024	$	%
Revenues:
Products	$41,135	$37,717	$3,418	9.1%
Services	2,313	2,568	(255)	(9.9)%
Net investment income	14	—	14	100.0%
Total revenues	43,462	40,285	3,177	7.9%
Cost of products sold	40,115	37,532	2,583	6.9%
Health care costs	1,047	701	346	49.4%
Operating expenses	1,073	839	234	27.9%
Operating expenses as a % of total revenues	2.5%	2.1%
Operating income	$1,227	$1,213	$14	1.2%
Operating income as a % of total revenues	2.8%	3.0%
Adjusted operating income (1)	$1,603	$1,363	$240	17.6%
Adjusted operating income as a % of total revenues	3.7%	3.4%
Revenues (by distribution channel):
Pharmacy network (2)	$23,114	$20,464	$2,650	12.9%
Mail & specialty (3)	18,068	17,262	806	4.7%
Other	2,266	2,559	(293)	(11.4)%
Net investment income	14	—	14	100.0%
Pharmacy claims processed (4)	464.2	462.9	1.3	0.3%
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

Commentary - Three Months Ended March 31, 2025 vs. 2024

Revenues
•Total revenues increased $3.2 billion, or 7.9%, in the three months ended March 31, 2025 compared to the prior year primarily driven by pharmacy drug mix, growth in specialty pharmacy and brand inflation. These increases were partially offset by continued pharmacy client price improvements.

Operating expenses
•Operating expenses in the Health Services segment include selling, general and administrative expenses; and depreciation and amortization expense.
•Operating expenses increased $234 million, or 27.9%, in the three months ended March 31, 2025 compared to the prior year. The increase was primarily due to the $247 million pre-tax loss on Accountable Care assets recorded during the three months ended March 31, 2025. See Note 1 ‘‘Significant Accounting Policies’’ to the unaudited condensed consolidated financial statements for further information on the Company’s Accountable Care exit.

Adjusted operating income
•Adjusted operating income increased $240 million, or 17.6%, in the three months ended March 31, 2025 compared to the prior year primarily driven by improved purchasing economics and pharmacy drug mix. These increases were partially offset by continued pharmacy client price improvements.

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
•Pharmacy claims processed remained relatively consistent on a 30-day equivalent basis in the three months ended March 31, 2025 compared to the prior year primarily driven by increased utilization, largely offset by the impact of an additional day in 2024 due to the leap year.

Pharmacy & Consumer Wellness Segment

The following table summarizes the Pharmacy & Consumer Wellness segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2025	2024	$	%
Revenues:
Products	$31,285	$28,120	$3,165	11.3%
Services	627	605	22	3.6%
Total revenues	31,912	28,725	3,187	11.1%
Cost of products sold	25,804	22,760	3,044	13.4%
Operating expenses	5,244	4,852	392	8.1%
Operating expenses as a % of total revenues	16.4%	16.9%
Operating income	$864	$1,113	$(249)	(22.4)%
Operating income as a % of total revenues	2.7%	3.9%
Adjusted operating income (1)	$1,313	$1,177	$136	11.6%
Adjusted operating income as a % of total revenues	4.1%	4.1%
Revenues (by major goods/service lines):
Pharmacy	$26,076	$22,784	$3,292	14.4%
Front Store	5,243	5,370	(127)	(2.4)%
Other	593	571	22	3.9%
Prescriptions filled (2)	435.5	417.6	17.9	4.3%
Same store sales increase (decrease): (3)
Total	14.2%	5.3%
Pharmacy	17.7%	7.3%
Front Store	(0.3)%	(2.2)%
Prescription volume (2)	6.7%	5.8%
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

Commentary - Three Months Ended March 31, 2025 vs. 2024

Revenues
•Total revenues increased $3.2 billion, or 11.1%, in the three months ended March 31, 2025 compared to the prior year primarily driven by pharmacy drug mix and increased prescription volume. These increases were partially offset by continued pharmacy reimbursement pressure.
•Pharmacy same store sales increased 17.7% in the three months ended March 31, 2025 compared to the prior year. The increase was primarily driven by pharmacy drug mix, including branded GLP-1 drugs, and the 6.7% increase in pharmacy same store prescription volume on a 30-day equivalent basis. Excluding the impact of the leap year, pharmacy same store prescription volume increased 7.3% in the three months ended March 31, 2025 compared to the prior year. These increases were partially offset by continued pharmacy reimbursement pressure.
•Front store same store sales decreased 0.3% in the three months ended March 31, 2025 compared to the prior year. The decrease was primarily due to the impact of an additional day in 2024 due to the leap year. Excluding the impact of the leap year, front store same store sales increased 0.8% in the three months ended March 31, 2025 compared to the prior year.

Operating expenses
•Operating expenses in the Pharmacy & Consumer Wellness segment include payroll, employee benefits and occupancy costs associated with the segment’s stores and pharmacy fulfillment operations; selling expenses; advertising expenses; depreciation and amortization expense and certain administrative expenses.
•Operating expenses increased $392 million, or 8.1%, in the three months ended March 31, 2025 compared to the prior year. The increase in operating expenses was primarily due to the $387 million litigation charge related to a jury verdict against Omnicare recorded during the three months ended March 31, 2025.

Adjusted operating income
•Adjusted operating income increased $136 million, or 11.6%, in the three months ended March 31, 2025 compared to the prior year primarily driven by increased prescription volume and improved drug purchasing. These increases were partially offset by continued pharmacy reimbursement pressure and the impact of softening consumer demand in the front store in the three months ended March 31, 2025.
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
•Prescriptions filled increased 4.3% on a 30-day equivalent basis in the three months ended March 31, 2025 compared to the prior year primarily driven by increased utilization, partially offset by the impact of an additional day in 2024 due to the leap year.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2025	2024	$	%
Revenues:
Premiums	$12	$12	$—	—%
Services	2	2	—	—%
Net investment income	119	101	18	17.8%
Total revenues	133	115	18	15.7%
Health care costs	46	47	(1)	(2.1)%
Operating expenses	478	551	(73)	(13.2)%
Operating loss	(391)	(483)	92	19.0%
Adjusted operating loss (1)	(330)	(315)	(15)	(4.8)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended March 31, 2025 vs. 2024

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues increased $18 million, or 15.7% in the three months ended March 31, 2025 compared to the prior year primarily driven by higher net investment income, largely due to higher average fixed income investments during the three months ended March 31, 2025.

Adjusted operating loss
•Adjusted operating loss remained relatively consistent in the three months ended March 31, 2025 compared to the prior year.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of March 31, 2025, the Company had approximately $10.1 billion in cash and cash equivalents, approximately $1.5 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash during the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,		Change
In millions, except percentages	2025	2024	$	%
Net cash provided by operating activities	$4,556	$4,903	$(347)	(7.1)%
Net cash used in investing activities	(762)	(2,094)	1,332	63.6%
Net cash used in financing activities	(2,332)	(1,227)	(1,105)	(90.1)%
Net increase in cash, cash equivalents and restricted cash	$1,462	$1,582	$(120)	(7.6)%

Commentary

•Net cash provided by operating activities decreased by $347 million in the three months ended March 31, 2025 compared to the prior year. The decrease was primarily due to the timing of payments and receipts.
•Net cash used in investing activities decreased by $1.3 billion in the three months ended March 31, 2025 compared to the prior year primarily due to higher proceeds from sales and maturities of investments in the three months ended March 31, 2025 compared to the prior year.
•Net cash used in financing activities was $2.3 billion in the three months ended March 31, 2025 compared to $1.2 billion in the prior year. The change in cash used in financing activities was primarily due to lower net proceeds from commercial paper borrowings and higher repayments of long-term debt during the three months ended March 31, 2025 compared to the prior year, partially offset by higher share repurchases in the prior year.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company had $1.3 billion of commercial paper outstanding at a weighted average interest rate of 5.00% as of March 31, 2025. In connection with its commercial paper program, the Company maintains a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 11, 2027, a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2028, and a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2029. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of March 31, 2025, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston
A subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of March 31, 2025 was approximately $1.2 billion. As of March 31, 2025, there were no outstanding advances from the FHLBB.

Debt Covenants

The Company’s back-up revolving credit facilities, term loan agreement and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of March 31, 2025, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of March 31, 2025, the Company’s long-term debt was rated “BBB” by Fitch Ratings, Inc. (“Fitch”), “Baa3” by Moody’s Investor Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “F2” by Fitch, “P-3” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Negative” by both Fitch and S&P and “Stable” by Moody’s. In assessing the Company’s credit strength, the Company believes that Fitch, Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies, as well as its consolidated balance sheet, its historical acquisition activity and other financial information, including the Company’s expectations for full year earnings and cash flows. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot predict the future actions of Moody’s, S&P and/or Fitch. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Programs

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of March 31, 2025
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the three months ended March 31, 2025, the Company did not repurchase any shares of its common stock. During the three months ended March 31, 2024, the Company repurchased an aggregate of 39.7 million shares of common stock for approximately $3.0 billion pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transaction described below.

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

For a full description of the Company’s other critical accounting policies, see “Critical Accounting Policies” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Form 10-K.

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

Certain additional risks and uncertainties and other factors are described under “Risk Factors” included in Part I, Item 1A of the 2024 Form 10-K and under “Risk Factors” included in Part II, Item 1A of this report; these are not the only risks and uncertainties we face. There can be no assurance that the Company has identified all the risks that may affect it. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial also may adversely affect the Company’s businesses. If any of those risks or uncertainties develops into actual events, those events or circumstances could have a material adverse effect on the Company’s businesses, operating results, cash flows, financial condition and/or stock price, among other effects.

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

Form 10-Q Table of Contents
Item 3.Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in exposures to market risk since December 31, 2024. See the information contained in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a discussion of the Company’s exposures to market risk.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of March 31, 2025, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Form 10-Q Table of Contents
Part II.Other Information

Item 1.Legal Proceedings

The information contained in Note 9 ‘‘Commitments and Contingencies’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.Risk Factors

There have been no material changes to the “Risk Factors” disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Those risk factors could adversely affect the Company’s businesses, operating results, cash flows and/or financial condition as well as the market price of CVS Health Corporation’s common stock.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended March 31, 2025, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase programs authorized by CVS Health Corporation’s Board of Directors on November 17, 2022 and December 9, 2021. See Note 6 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 through January 31, 2025	—	$—	—	$11,500,000,143
February 1, 2025 through February 28, 2025	—	$—	—	$11,500,000,143
March 1, 2025 through March 31, 2025	—	$—	—	$11,500,000,143
	—		—

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of CVS Health Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

INDEX TO EXHIBITS

10	Material contracts

10.1*	Restrictive Covenant Agreement dated January 25, 2023 between the Registrant and J. David Joyner.

10.2*	Change in Control Agreement effective as of January 31, 2023 between the Registrant and J. David Joyner.

10.3*	Restrictive Covenant Agreement dated August 28, 2024 between the Registrant and Heidi B. Capozzi.

10.4*	Change in Control Agreement effective as of August 26, 2024 between the Registrant and Heidi B. Capozzi.

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated May 1, 2025 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 2025 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	May 1, 2025	By:	/s/ Thomas F. Cowhey
Thomas F. Cowhey
Executive Vice President and Chief Financial Officer