Form 10-Q
period 2025-06-30
CVS HEALTH Corp
filed 2025-07-31
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of July 23, 2025, the registrant had 1,268,326,375 shares of common stock issued and outstanding.

Form 10-Q Table of Contents
Part I.Financial Information

Item 1.Financial Statements

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2025 and 2024	2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2025 and 2024	3

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2025 and December 31, 2024	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2025 and 2024	5

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the three months ended June 30, 2025 and 2024 and the three months ended March 31, 2025 and 2024	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Report of Independent Registered Public Accounting Firm	44

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2025	2024	2025	2024
Revenues:
Products	$60,607	$56,212	$118,276	$109,936
Premiums	34,195	30,667	67,015	61,058
Services	3,626	3,961	7,205	7,829
Net investment income	487	394	1,007	848
Total revenues	98,915	91,234	193,503	179,671
Operating costs:
Cost of products sold	54,005	49,998	105,062	98,071
Health care costs	31,317	27,853	60,452	55,656
Operating expenses	11,212	10,338	22,234	20,628
Total operating costs	96,534	88,189	187,748	174,355
Operating income	2,381	3,045	5,755	5,316
Interest expense	763	732	1,548	1,448
Other income	(29)	(24)	(57)	(49)
Income before income tax provision	1,647	2,337	4,264	3,917
Income tax provision	634	569	1,469	1,025
Net income	1,013	1,768	2,795	2,892
Net (income) loss attributable to noncontrolling interests	8	2	5	(9)
Net income attributable to CVS Health	$1,021	$1,770	$2,800	$2,883

Net income per share attributable to CVS Health:
Basic	$0.81	$1.41	$2.22	$2.29
Diluted	$0.80	$1.41	$2.21	$2.28
Weighted average shares outstanding:
Basic	1,266	1,256	1,264	1,258
Diluted	1,270	1,259	1,267	1,263
See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Net income	$1,013	$1,768	$2,795	$2,892
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)	187	(27)	403	(135)
Change in discount rate on long-duration insurance reserves	23	53	(10)	121
Foreign currency translation adjustments	4	—	4	—
Net cash flow hedges	(1)	(4)	(5)	(8)
Other comprehensive income (loss)	213	22	392	(22)
Comprehensive income	1,226	1,790	3,187	2,870
Comprehensive (income) loss attributable to noncontrolling interests	8	2	5	(9)
Comprehensive income attributable to CVS Health	$1,234	$1,792	$3,192	$2,861

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	June 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$11,787	$8,586
Investments	2,386	2,407
Accounts receivable, net	40,651	36,469
Inventories	17,447	18,107
Other current assets	3,378	3,076
Total current assets	75,649	68,645
Long-term investments	29,858	28,934
Property and equipment, net	12,825	12,993
Operating lease right-of-use assets	15,512	15,944
Goodwill	91,203	91,272
Intangible assets, net	26,224	27,323
Separate accounts assets	1,858	3,311
Other assets	5,214	4,793
Total assets	$258,343	$253,215

Liabilities:
Accounts payable	$17,258	$15,892
Pharmacy claims and discounts payable	26,338	24,166
Health care costs payable	15,271	15,064
Accrued expenses and other current liabilities	23,101	20,810
Other insurance liabilities	1,088	1,183
Current portion of operating lease liabilities	1,906	1,751
Short-term debt	3,040	2,119
Current portion of long-term debt	6,160	3,624
Total current liabilities	94,162	84,609
Long-term operating lease liabilities	14,328	14,899
Long-term debt	57,290	60,527
Deferred income taxes	3,603	3,806
Separate accounts liabilities	1,858	3,311
Other long-term insurance liabilities	4,769	4,902
Other long-term liabilities	4,782	5,431
Total liabilities	180,792	177,485

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,785 shares issued and 1,267 shares outstanding at June 30, 2025 and 1,778 shares issued and 1,260 shares outstanding at December 31, 2024 and capital surplus	50,020	49,661
Treasury stock, at cost: 518 shares at June 30, 2025 and December 31, 2024	(36,849)	(36,818)
Retained earnings	63,936	62,837
Accumulated other comprehensive income (loss)	272	(120)
Total CVS Health shareholders’ equity	77,379	75,560
Noncontrolling interests	172	170
Total shareholders’ equity	77,551	75,730
Total liabilities and shareholders’ equity	$258,343	$253,215

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2025	2024
Cash flows from operating activities:
Cash receipts from customers	$186,500	$173,728
Cash paid for inventory, prescriptions dispensed and health services rendered	(101,198)	(90,845)
Insurance benefits paid	(58,844)	(52,485)
Cash paid to other suppliers and employees	(18,630)	(21,124)
Interest and investment income received	972	839
Interest paid	(1,484)	(1,392)
Income taxes paid	(863)	(729)
Net cash provided by operating activities	6,453	7,992

Cash flows from investing activities:
Proceeds from sales and maturities of investments	6,866	4,418
Purchases of investments	(7,186)	(6,781)
Purchases of property and equipment	(1,350)	(1,343)
Acquisitions (net of cash and restricted cash acquired)	(139)	(73)
Other	23	60
Net cash used in investing activities	(1,786)	(3,719)

Cash flows from financing activities:
Commercial paper borrowings (repayments), net	921	(200)
Proceeds from issuance of long-term debt	—	4,959
Repayments of long-term debt	(762)	(37)
Repurchase of common stock	—	(3,024)
Dividends paid	(1,706)	(1,698)
Proceeds from exercise of stock options	191	228
Payments for taxes related to net share settlement of equity awards	(125)	(176)
Other	(45)	(30)
Net cash provided by (used in) financing activities	(1,526)	22
Net increase in cash, cash equivalents and restricted cash	3,141	4,295
Cash, cash equivalents and restricted cash at the beginning of the period	8,884	8,525
Cash, cash equivalents and restricted cash at the end of the period	$12,025	$12,820

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2025	2024
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,795	$2,892
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,325	2,289
Stock-based compensation	262	270
Loss on sale of subsidiary	236	—
Deferred income taxes and other items	(283)	(341)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(4,139)	2,798
Inventories	671	1,937
Other assets	(969)	(2,241)
Accounts payable and pharmacy claims and discounts payable	3,831	1,191
Health care costs payable and other insurance liabilities	(34)	1,581
Other liabilities	1,758	(2,384)
Net cash provided by operating activities	$6,453	$7,992

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2024	1,778	(518)	$49,661	$(36,818)	$62,837	$(120)	$75,560	$170	$75,730
Net income	—	—	—	—	1,779	—	1,779	3	1,782
Other comprehensive income	—	—	—	—	—	179	179	—	179
Stock option activity, stock awards and other	1	—	176	—	—	—	176	—	176
ESPP issuances, net of purchase of treasury shares	—	1	—	83	—	—	83	—	83
Common stock dividends ($0.665 per share)	—	—	—	—	(848)	—	(848)	—	(848)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	8	8
Balance at March 31, 2025	1,779	(517)	49,837	(36,735)	63,768	59	76,929	181	77,110
Net income	—	—	—	—	1,021	—	1,021	(8)	1,013
Other comprehensive income (Note 7)	—	—	—	—	—	213	213	—	213
Stock option activity, stock awards and other	6	—	183	—	—	—	183	—	183
Purchase of treasury shares, net of ESPP issuances	—	(1)	—	(114)	—	—	(114)	—	(114)
Common stock dividends ($0.665 per share)	—	—	—	—	(853)	—	(853)	—	(853)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2025	1,785	(518)	$50,020	$(36,849)	$63,936	$272	$77,379	$172	$77,551
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of June 30, 2025, March 31, 2025 and December 31, 2024.
(2)Common stock and capital surplus includes the par value of common stock of $18 million as of June 30, 2025, March 31, 2025 and December 31, 2024.

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Loss	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2023	1,768	(480)	$48,992	$(33,838)	$61,604	$(297)	$76,461	$175	$76,636
Net income	—	—	—	—	1,113	—	1,113	11	1,124
Other comprehensive loss	—	—	—	—	—	(44)	(44)	—	(44)
Stock option activity, stock awards and other	3	—	244	—	—	—	244	—	244
Purchase of treasury shares, net of ESPP issuances	—	(39)	(27)	(2,935)	—	—	(2,962)	—	(2,962)
Common stock dividends ($0.665 per share)	—	—	—	—	(844)	—	(844)	—	(844)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2024	1,771	(519)	49,209	(36,773)	61,873	(341)	73,968	182	74,150
Net income	—	—	—	—	1,770	—	1,770	(2)	1,768
Other comprehensive income (Note 7)	—	—	—	—	—	22	22	—	22
Stock option activity, stock awards and other	6	—	159	—	—	—	159	—	159
Purchase of treasury shares, net of ESPP issuances	—	(2)	3	(146)	—	—	(143)	—	(143)
Common stock dividends ($0.665 per share)	—	—	—	—	(846)	—	(846)	—	(846)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	1	1
Balance at June 30, 2024	1,777	(521)	$49,371	$(36,919)	$62,797	$(319)	$74,930	$181	$75,111
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

Index to Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Significant Accounting Policies

Description of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health” or the “Company”), is a leading health solutions company building a world of health around every consumer it serves and connecting care so that it works for people wherever they are. As of June 30, 2025, the Company had approximately 9,000 retail locations, more than 1,000 walk-in and primary care medical clinics, a leading pharmacy benefits manager with approximately 87 million plan members and expanding specialty pharmacy solutions, and a dedicated senior pharmacy care business serving more than 800,000 patients per year. The Company also serves an estimated more than 37 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is creating new sources of value through its integrated model allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Health Care Benefits Segment
The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers through its Aetna® operations. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s primary customers, its members, primarily access the segment’s products and services through employer groups, government-sponsored plans or individually. The Health Care Benefits segment also serves customers who purchase products and services that are ancillary to its health insurance products. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” The Company also sells Insured plans directly to individual consumers through the individual public health insurance exchanges. The Company plans to exit the states in which Aetna operates on the individual public health insurance exchanges effective January 2026.

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

Pharmacy & Consumer Wellness Segment
The Pharmacy & Consumer Wellness segment dispenses prescriptions in its CVS Pharmacy® retail locations and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of June 30, 2025, the Pharmacy & Consumer Wellness segment operated approximately 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	June 30, 2025	December 31, 2024
Cash and cash equivalents	$11,787	$8,586
Restricted cash (included in other current assets)	43	95
Restricted cash (included in other assets)	195	203
Total cash, cash equivalents and restricted cash in the statements of cash flows	$12,025	$8,884

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net at June 30, 2025 and December 31, 2024 was composed of the following:

In millions	June 30, 2025	December 31, 2024
Trade receivables	$10,465	$9,881
Vendor and manufacturer receivables	15,248	13,891
Premium receivables	5,885	4,731
Other receivables	9,053	7,966
Total accounts receivable, net	$40,651	$36,469

The Company’s allowance for credit losses was $374 million and $407 million as of June 30, 2025 and December 31, 2024, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

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

The following is a roll forward of deferred acquisition costs for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
In millions	2025	2024
Deferred acquisition costs, beginning of the period	$1,747	$1,502
Capitalization	262	271
Amortization expense	(172)	(146)
Deferred acquisition costs, end of the period	$1,837	$1,627

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

During the first quarter of 2025, the Company determined it had a premium deficiency in its individual exchange product line related to the remainder of the 2025 coverage year. Accordingly, during the three months ended March 31, 2025, the Company recorded a premium deficiency reserve of $448 million consisting of a $17 million charge of unamortized acquisition costs, which was recorded in operating expenses, and the establishment of a premium deficiency reserve of $431 million, which was recorded in health care costs. As of June 30, 2025, the premium deficiency reserve related to the individual exchange product line reflected in health care costs payable was $431 million.

Additionally, during the second quarter of 2025, the Company recorded a premium deficiency reserve of $471 million to health care costs related to its Group Medicare Advantage product line for the remainder of the 2025 coverage year, which was reflected in health care costs payable as of June 30, 2025.

The Company did not establish any other premium deficiency reserves during the three and six months ended June 30, 2025 and 2024.

Revenue Recognition

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source in each segment for the three and six months ended June 30, 2025 and 2024:

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended June 30, 2025
Major goods/services lines:
Pharmacy	$—	$44,276	$27,631	$—	$(16,558)	$55,349
Front Store	—	—	5,368	—	—	5,368
Premiums	34,184	—	—	11	—	34,195
Net investment income (loss)	407	(3)	—	83	—	487
Other	1,667	2,180	582	2	(915)	3,516
Total	$36,258	$46,453	$33,581	$96	$(17,473)	$98,915

Health Services distribution channel:
Pharmacy network (1)		$24,665
Mail & specialty (2)		19,611
Net investment income (loss)		(3)
Other		2,180
Total		$46,453

Three Months Ended June 30, 2024
Major goods/services lines:
Pharmacy	$—	$39,499	$24,013	$—	$(12,532)	$50,980
Front Store	—	—	5,281	—	—	5,281
Premiums	30,654	—	—	13	—	30,667
Net investment income (loss)	300	(2)	—	96	—	394
Other	1,521	2,674	544	2	(829)	3,912
Total	$32,475	$42,171	$29,838	$111	$(13,361)	$91,234

Health Services distribution channel:
Pharmacy network (1)		$21,848
Mail & specialty (2)		17,651
Net investment income (loss)		(2)
Other		2,674
Total		$42,171

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Six Months Ended June 30, 2025
Major goods/services lines:
Pharmacy	$—	$85,458	$53,707	$—	$(31,309)	$107,856
Front Store	—	—	10,611	—	—	10,611
Premiums	66,992	—	—	23	—	67,015
Net investment income	794	11	—	202	—	1,007
Other	3,282	4,446	1,175	4	(1,893)	7,014
Total	$71,068	$89,915	$65,493	$229	$(33,202)	$193,503

Health Services distribution channel:
Pharmacy network (1)		$47,779
Mail & specialty (2)		37,679
Net investment income		11
Other		4,446
Total		$89,915

Six Months Ended June 30, 2024
Major goods/services lines:
Pharmacy	$—	$77,225	$46,797	$—	$(24,645)	$99,377
Front Store	—	—	10,651	—	—	10,651
Premiums	61,033	—	—	25	—	61,058
Net investment income (loss)	653	(2)	—	197	—	848
Other	3,025	5,233	1,115	4	(1,640)	7,737
Total	$64,711	$82,456	$58,563	$226	$(26,285)	$179,671

Health Services distribution channel:
Pharmacy network (1)		$42,312
Mail & specialty (2)		34,913
Net investment income (loss)		(2)
Other		5,233
Total		$82,456
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

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	June 30, 2025	December 31, 2024
Trade receivables (included in accounts receivable, net)	$10,465	$9,881
Contract liabilities (included in accrued expenses and other current liabilities)	61	144

ACO REACH and MSSP Exit

Prior to the first quarter of 2025, the Company’s Health Services segment provided enablement services to health systems primarily through two programs administered by CMS: the Accountable Care Organization Realizing Equity, Access and Community Health (“ACO REACH”) program and the Medicare Shared Savings Program (“MSSP”). During the first quarter of 2025, the Company determined that it would substantially exit both the ACO REACH program and the MSSP as further described below. In connection with these actions, during the three and six months ended June 30, 2025, the Company recorded expenses of $41 million and $288 million, respectively, which were included in the loss on Accountable Care assets and are reflected in operating expenses within the Health Services segment.

ACO REACH
In February 2025, the Company informed CMS of its plans to voluntarily terminate substantially all of its participation in the ACO REACH program effective March 31, 2025. In connection with the process of winding down its ACO REACH operations, the Company incurred costs of $41 million and $52 million during the three and six months ended June 30, 2025, respectively.

MSSP
In March 2025, the Company also divested its MSSP operations to Wellvana Health, LLC. The Company recorded a pre-tax loss on the divestiture of $236 million in the six months ended June 30, 2025, which includes the removal of intangible assets and goodwill totaling $342 million. The consideration received related to this agreement was not material.

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

2.Investments

Total investments at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025			December 31, 2024
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,251	$24,303	$26,554	$2,256	$23,777	$26,033
Mortgage loans	135	1,376	1,511	151	1,354	1,505
Other investments	—	4,179	4,179	—	3,803	3,803
Total investments	$2,386	$29,858	$32,244	$2,407	$28,934	$31,341

Debt Securities

Debt securities available for sale at June 30, 2025 and December 31, 2024 were as follows:

In millions	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Debt securities:
U.S. government securities	$2,759	$35	$(11)	$2,783
States, municipalities and political subdivisions	331	2	(12)	321
U.S. corporate securities	13,387	207	(283)	13,311
Foreign securities	2,742	45	(58)	2,729
Residential mortgage-backed securities	837	6	(40)	803
Commercial mortgage-backed securities	1,780	22	(41)	1,761
Other asset-backed securities	4,806	30	(4)	4,832
Redeemable preferred securities	14	—	—	14
Total debt securities (2)	$26,656	$347	$(449)	$26,554

December 31, 2024
Debt securities:
U.S. government securities	$2,826	$7	$(38)	$2,795
States, municipalities and political subdivisions	712	4	(18)	698
U.S. corporate securities	13,043	94	(412)	12,725
Foreign securities	2,608	27	(111)	2,524
Residential mortgage-backed securities	792	2	(54)	740
Commercial mortgage-backed securities	1,731	9	(67)	1,673
Other asset-backed securities	4,834	35	(7)	4,862
Redeemable preferred securities	16	—	—	16
Total debt securities (2)	$26,562	$178	$(707)	$26,033
_____________________________________________
(1)There was no allowance for expected credit losses recorded on available-for-sale debt securities at June 30, 2025 or December 31, 2024.
(2)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At June 30, 2025, debt securities with a fair value of $501 million, gross unrealized capital gains of $8 million and gross unrealized capital losses of $21 million, and at December 31, 2024, debt securities with a fair value of $543 million, gross unrealized capital gains of $5 million and gross unrealized capital losses of $30 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income (loss).

The amortized cost and fair value of debt securities at June 30, 2025 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$961	$963
One year through five years	10,984	11,070
After five years through ten years	4,534	4,564
Greater than ten years	2,754	2,561
Residential mortgage-backed securities	837	803
Commercial mortgage-backed securities	1,780	1,761
Other asset-backed securities	4,806	4,832
Total	$26,656	$26,554

Summarized below are the debt securities the Company held at June 30, 2025 and December 31, 2024 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
June 30, 2025
Debt securities:
U.S. government securities	46	$111	$4	92	$189	$7	138	$300	$11
States, municipalities and political subdivisions	40	86	3	95	140	9	135	226	12
U.S. corporate securities	911	1,217	32	1,931	2,553	251	2,842	3,770	283
Foreign securities	266	423	9	433	622	49	699	1,045	58
Residential mortgage-backed securities	53	158	1	328	303	39	381	461	40
Commercial mortgage-backed securities	77	243	2	144	286	39	221	529	41
Other asset-backed securities	135	272	2	41	38	2	176	310	4
Redeemable preferred securities	—	—	—	4	6	—	4	6	—
Total debt securities	1,528	$2,510	$53	3,068	$4,137	$396	4,596	$6,647	$449

December 31, 2024
Debt securities:
U.S. government securities	266	$1,053	$18	155	$394	$20	421	$1,447	$38
States, municipalities and political subdivisions	100	181	3	137	201	15	237	382	18
U.S. corporate securities	3,119	4,144	64	2,602	3,395	348	5,721	7,539	412
Foreign securities	599	810	21	616	874	90	1,215	1,684	111
Residential mortgage-backed securities	89	267	5	361	342	49	450	609	54
Commercial mortgage-backed securities	186	628	11	237	464	56	423	1,092	67
Other asset-backed securities	139	414	5	62	58	2	201	472	7
Redeemable preferred securities	4	9	—	4	6	—	8	15	—
Total debt securities	4,502	$7,506	$127	4,174	$5,734	$580	8,676	$13,240	$707

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at June 30, 2025 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of June 30, 2025, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at June 30, 2025 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$199	$2	$199	$2
One year through five years	68	2	2,271	68	2,339	70
After five years through ten years	35	3	1,027	65	1,062	68
Greater than ten years	124	15	1,623	209	1,747	224
Residential mortgage-backed securities	6	—	455	40	461	40
Commercial mortgage-backed securities	6	1	523	40	529	41
Other asset-backed securities	6	—	304	4	310	4
Total	$245	$21	$6,402	$428	$6,647	$449

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the three and six months ended June 30, 2025 and 2024, the Company had the following activity in its mortgage loan portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
New mortgage loans	$64	$78	$97	$137
Mortgage loans fully repaid	34	32	64	34
Mortgage loans foreclosed	—	—	—	—

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

Based on the Company’s assessments at June 30, 2025 and December 31, 2024, the amortized cost basis of the Company's mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2025	2024	2023	2022	2021	Prior	Total
June 30, 2025
1	$—	$—	$—	$—	$—	$6	$6
2 to 4	83	315	290	287	176	284	1,435
5 and 6	—	—	—	30	13	27	70
7	—	—	—	—	—	—	—
Total	$83	$315	$290	$317	$189	$317	$1,511

December 31, 2024
1		$—	$—	$—	$—	$8	$8
2 to 4		315	292	320	205	320	1,452
5 and 6		—	—	4	13	28	45
7		—	—	—	—	—	—
Total		$315	$292	$324	$218	$356	$1,505

Net Investment Income

Sources of net investment income for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Debt securities	$324	$265	$647	$509
Mortgage loans	21	19	42	36
Other investments	180	212	389	435
Gross investment income	525	496	1,078	980
Investment expenses	(11)	(12)	(23)	(24)
Net investment income (excluding net realized losses)	514	484	1,055	956
Net realized capital losses	(27)	(90)	(48)	(108)
Net investment income	$487	$394	$1,007	$848

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Proceeds from sales	$2,623	$1,616	$4,808	$2,881
Gross realized capital gains	10	6	22	14
Gross realized capital losses	48	71	87	123

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

There were no financial liabilities measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at June 30, 2025 or December 31, 2024. Financial assets measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at June 30, 2025 and December 31, 2024 were as follows:

In millions	Level 1	Level 2	Level 3	Total
June 30, 2025
Cash and cash equivalents	$3,266	$8,521	$—	$11,787
Debt securities:
U.S. government securities	2,770	13	—	2,783
States, municipalities and political subdivisions	—	321	—	321
U.S. corporate securities	—	13,272	39	13,311
Foreign securities	—	2,706	23	2,729
Residential mortgage-backed securities	—	803	—	803
Commercial mortgage-backed securities	—	1,761	—	1,761
Other asset-backed securities	—	4,832	—	4,832
Redeemable preferred securities	—	14	—	14
Total debt securities	2,770	23,722	62	26,554
Equity securities	191	—	134	325
Total	$6,227	$32,243	$196	$38,666

December 31, 2024
Cash and cash equivalents	$4,948	$3,638	$—	$8,586
Debt securities:
U.S. government securities	2,777	18	—	2,795
States, municipalities and political subdivisions	—	698	—	698
U.S. corporate securities	—	12,687	38	12,725
Foreign securities	—	2,524	—	2,524
Residential mortgage-backed securities	—	740	—	740
Commercial mortgage-backed securities	—	1,673	—	1,673
Other asset-backed securities	—	4,862	—	4,862
Redeemable preferred securities	—	16	—	16
Total debt securities	2,777	23,218	38	26,033
Equity securities	234	—	126	360
Total	$7,959	$26,856	$164	$34,979

During the three and six months ended June 30, 2025, there were $19 million and $32 million, respectively, of transfers out of Level 3. During the three and six months ended June 30, 2024, there were no transfers into or out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the unaudited condensed consolidated balance sheets at adjusted cost or contract value at June 30, 2025 and December 31, 2024 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
June 30, 2025
Assets:
Mortgage loans	$1,511	$—	$—	$1,502	$1,502
Equity securities (1)	554	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	1	—	—	1	1
Without a fixed maturity	292	—	—	257	257
Long-term debt	63,450	59,956	—	—	59,956

December 31, 2024
Assets:
Mortgage loans	$1,505	$—	$—	$1,468	$1,468
Equity securities (1)	490	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	1	—	—	1	1
Without a fixed maturity	312	—	—	272	272
Long-term debt	64,151	58,724	—	—	58,724
_____________________________________________
(1)It was not practical to estimate the fair value of these investments as they represent shares of unlisted companies.

Separate Accounts assets relate to the Company’s large case pensions products which represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025				December 31, 2024
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$154	$—	$155	$1	$164	$—	$165
Debt securities	30	355	1	386	186	669	1	856
Common/collective trusts	—	1,190	—	1,190	—	2,478	—	2,478
Total (1)	$31	$1,699	$1	$1,731	$187	$3,311	$1	$3,499
_____________________________________________
(1)Excludes $127 million of other receivables and $188 million of other payables at June 30, 2025 and December 31, 2024, respectively.

4.Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
In millions	2025	2024
Health care costs payable, beginning of the period	$15,064	$12,049
Less: Reinsurance recoverables	81	5
Less: Impact of discount rate on long-duration insurance reserves (1)	(1)	(23)
Health care costs payable, beginning of the period, net	14,984	12,067
Add: Components of incurred health care costs
Current year	61,345	56,177
Prior years	(1,900)	(662)
Total incurred health care costs (2)	59,445	55,515
Less: Claims paid
Current year	48,791	43,218
Prior years	11,342	10,514
Total claims paid	60,133	53,732
Health care costs payable, end of the period, net	14,296	13,850
Add: Premium deficiency reserves	902	—
Add: Reinsurance recoverables	103	59
Add: Impact of discount rate on long-duration insurance reserves (1)	(30)	(24)
Health care costs payable, end of the period	$15,271	$13,885
_____________________________________________
(1)Reflects the difference between the current discount rate and the locked-in discount rate on long-duration insurance reserves which is recorded within accumulated other comprehensive income (loss) on the unaudited condensed consolidated balance sheets.
(2)Total incurred health care costs for the six months ended June 30, 2025 and 2024 in the table above exclude $19 million and $48 million, respectively, of health care costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets and $86 million and $93 million, respectively, of health care costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets. Total incurred health care costs for the six months ended June 30, 2025 also exclude $902 million for premium deficiency reserves for the 2025 coverage year related to the Company’s individual exchange and Group Medicare Advantage product lines.

The Company’s estimates of prior years’ health care costs payable decreased by $1.9 billion and $662 million, respectively, in the six months ended June 30, 2025 and 2024, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At June 30, 2025, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $10.4 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims at June 30, 2025 related to the current year.

5.Other Insurance Liabilities and Separate Accounts

Future Policy Benefits

The following tables show the components of the change in the liability for future policy benefits, which is included in other insurance liabilities and other long-term insurance liabilities on the unaudited condensed consolidated balance sheets, during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
In millions	Large Case Pensions	Long-Term Care
Present value of expected net premiums (1)
Liability for future policy benefits, beginning of the period - current discount rate		$275

Beginning liability for future policy benefits at original (locked-in) discount rate		$280
Effect of changes in cash flow assumptions		—
Effect of actual variances from expected experience		2
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate		282
Interest accrual (using locked-in discount rate)		7
Net premiums (actual)		(19)
Ending liability for future policy benefits at original (locked-in) discount rate		270
Effect of changes in discount rate assumptions		—
Liability for future policy benefits, end of the period - current discount rate		$270

Present value of expected future policy benefits
Liability for future policy benefits, beginning of the period - current discount rate	$1,917	$1,552

Beginning liability for future policy benefits at original (locked-in) discount rate	$2,090	$1,647
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(3)	4
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate	2,087	1,651
Issuances	10	—
Interest accrual (using locked-in discount rate)	43	41
Benefit payments (actual)	(123)	(39)
Ending liability for future policy benefits at original (locked-in) discount rate	2,017	1,653
Effect of changes in discount rate assumptions	(139)	(73)
Liability for future policy benefits, end of the period - current discount rate	$1,878	$1,580

Net liability for future policy benefits	$1,878	$1,310
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, net of reinsurance recoverable	$1,878	$1,310
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

The amount of undiscounted expected gross premiums and expected future benefit payments for long-duration insurance liabilities as of June 30, 2025 and 2024 were as follows:

In millions	June 30, 2025	June 30, 2024
Large case pensions
Expected future benefit payments	$2,915	$3,159
Expected gross premiums	—	—

Long-term care
Expected future benefit payments	$3,161	$3,207
Expected gross premiums	383	408

The weighted-average interest rate used in the measurement of the long-duration insurance liabilities as of June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024
Large case pensions
Interest accretion rate	4.20%	4.20%
Current discount rate	5.24%	5.42%

Long-term care
Interest accretion rate	5.11%	5.11%
Current discount rate	5.59%	5.57%

The weighted-average durations (in years) of the long-duration insurance liabilities as of June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024
Large case pensions	7.2	7.3
Long-term care	11.4	11.9

Separate Accounts

The following table shows the fair value of assets, by major investment category, supporting Separate Accounts as of June 30, 2025 and December 31, 2024:

In millions	June 30, 2025	December 31, 2024
Cash and cash equivalents	$155	$165
Debt securities:
U.S. government securities	34	186
States, municipalities and political subdivisions	11	14
U.S. corporate securities	287	524
Foreign securities	38	51
Residential mortgage-backed securities	8	71
Commercial mortgage-backed securities	3	3
Other asset-backed securities	5	7
Total debt securities	386	856
Common/collective trusts	1,190	2,478
Total (1)	$1,731	$3,499
_____________________________________________
(1)Excludes $127 million of other receivables and $188 million of other payables at June 30, 2025 and December 31, 2024, respectively.

The following table shows the components of the change in Separate Accounts liabilities during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
In millions	2025	2024
Separate Accounts liability, beginning of the period	$3,311	$3,250
Premiums and deposits	442	430
Surrenders and withdrawals	(1,312)	(152)
Benefit payments	(473)	(449)
Investment earnings (losses)	(102)	121
Net transfers from general account	5	4
Other	(13)	(17)
Separate Accounts liability, end of the period	$1,858	$3,187

Cash surrender value, end of the period	$836	$2,171

The Company did not recognize any gains or losses on assets transferred to Separate Accounts during the six months ended June 30, 2025 and 2024.

6.Shareholders’ Equity

Share Repurchases

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of June 30, 2025
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the six months ended June 30, 2025, the Company did not repurchase any shares of its common stock. During the six months ended June 30, 2024, the Company repurchased an aggregate of 39.7 million shares of common stock for approximately $3.0 billion pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transaction described below.

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

Dividends

The quarterly cash dividend declared by the Board was $0.665 per share in both the three months ended June 30, 2025 and 2024. Cash dividends declared by the Board were $1.33 per share in both the six months ended June 30, 2025 and 2024. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

7.Other Comprehensive Income (Loss)

Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Net unrealized investment losses:
Beginning of period balance	$(183)	$(537)	$(399)	$(429)
Other comprehensive income (loss) before reclassifications ($136, $(121), $324, $(283) pretax)	136	(109)	323	(265)
Amounts reclassified from accumulated other comprehensive loss ($55, $94, $87, $148 pretax) (1)	51	82	80	130
Other comprehensive income (loss)	187	(27)	403	(135)
End of period balance	4	(564)	4	(564)

Change in discount rate on long-duration insurance reserves:
Beginning of period balance	232	220	265	152
Other comprehensive income (loss) before reclassifications ($29, $68, $(12), $156 pretax)	23	53	(10)	121
Other comprehensive income (loss)	23	53	(10)	121
End of period balance	255	273	255	273

Foreign currency translation adjustments:
Beginning of period balance	(4)	—	(4)	—
Other comprehensive income before reclassifications	4	—	4	—
Other comprehensive income	4	—	4	—
End of period balance	—	—	—	—

Net cash flow hedges:
Beginning of period balance	225	240	229	244
Other comprehensive income before reclassifications ($5, $0, $5, $0 pretax)	3	—	3	—
Amounts reclassified from accumulated other comprehensive income ($(6), $(5), $(12), $(11) pretax) (2)	(4)	(4)	(8)	(8)
Other comprehensive loss	(1)	(4)	(5)	(8)
End of period balance	224	236	224	236

Pension and other postretirement benefits:
Beginning of period balance	(211)	(264)	(211)	(264)
Other comprehensive income	—	—	—	—
End of period balance	(211)	(264)	(211)	(264)

Total beginning of period accumulated other comprehensive income (loss)	59	(341)	(120)	(297)
Total other comprehensive income (loss)	213	22	392	(22)
Total end of period accumulated other comprehensive income (loss)	$272	$(319)	$272	$(319)
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

8.Earnings Per Share

Earnings per share is computed using the treasury stock method. Stock options and stock appreciation rights to purchase 9 million and 10 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2025, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, stock options and stock appreciation rights to purchase 7 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for each of the three and six-month periods ended June 30, 2024.

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2025	2024	2025	2024
Numerator for earnings per share calculation:
Net income attributable to CVS Health	$1,021	$1,770	$2,800	$2,883

Denominator for earnings per share calculation:
Weighted average shares, basic	1,266	1,256	1,264	1,258
Restricted stock units and performance stock units	2	1	2	3
Stock options and stock appreciation rights	2	2	1	2
Weighted average shares, diluted	1,270	1,259	1,267	1,263

Earnings per share:
Basic	$0.81	$1.41	$2.22	$2.29
Diluted	$0.80	$1.41	$2.21	$2.28

9.Commitments and Contingencies

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Linens ‘n Things and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations. As of June 30, 2025, the Company guaranteed 60 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2035.

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

The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and reasonably estimable, the Company does not establish an accrued liability. Other than the controlled substances litigation accruals described below and as otherwise noted, none of the Company’s accruals for outstanding legal matters are material individually or in the aggregate to the Company’s unaudited condensed consolidated balance sheets.

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

Usual and Customary Pricing Litigation

The Company is named as a defendant in a number of lawsuits that allege that the Company’s retail pharmacies overcharged for prescription drugs by not submitting the correct usual and customary price during the claims adjudication process. These actions are brought by a number of different types of plaintiffs, including private payors and government payors, and are based on different legal theories. Some of these cases are brought as putative class actions in which classes have been certified, and one of the cases asserts state false claims act claims by several state attorneys general in an intervened complaint filed in April 2025 and unsealed in May 2025. The Company is defending itself against these claims.

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

United States ex rel. Behnke v. CVS Caremark Corporation, et al. (U.S. District Court for the Eastern District of Pennsylvania). In April 2018, the Court unsealed a complaint filed in February 2014. The government has declined to intervene in this case. The relator alleges that the Company submitted, or caused to be submitted, to Part D of the Medicare program Prescription Drug Event data and/or Direct and Indirect Remuneration reports that misrepresented true prices paid by the Company’s PBM to pharmacies for drugs dispensed to Part D beneficiaries with prescription benefits administered by the Company’s PBM. Following a two-week trial, the Court issued a split decision and ruled that the Company was liable under the False Claims Act as to certain claims. The Court has awarded damages and has invited briefing as to trebling under the statute and any applicable penalties and accordingly the Company recorded a litigation reserve related to this matter in the three months ended June 30, 2025. Once the Court enters judgment and sets a final award, the Company intends to appeal.

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

The State of Maryland has elected not to participate, and thus subdivisions within the State of Maryland may not participate, in the settlement. The State of Maryland has issued a civil subpoena for information from the Company, and litigation is pending with certain subdivisions within the State of Maryland as well as other non-participating subdivisions in other geographies, including the City of Philadelphia, and private parties such as hospitals and third-party payors. Trial in a case brought by a group of Florida hospitals is scheduled to begin in September 2025. The Company is defending itself against the claims made in these cases.

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

In December 2024, the DOJ intervened in a previously sealed qui tam action and filed an amended complaint in the U.S. District Court for the District of Rhode Island, alleging, among other claims, violations of the federal Controlled Substances Act and the federal False Claims Act based on the filling of opioid and other controlled substance prescriptions at CVS Pharmacy locations nationwide. The Company is defending itself against the claims made in this case. Separately, the Company has been served with subpoenas issued by the U.S. Attorney’s Office for the Western District of Virginia, seeking records related to, among other things, commercial arrangements between the Company’s PBM and opioid manufacturers.

Prescription Processing Litigation and Investigations

The Company is named as a defendant in a number of lawsuits and is subject to a number of investigations concerning its prescription processing practices, including related to billing government payors for prescriptions, and the following:

U.S. ex rel. Bassan et al. v. Omnicare, Inc. and CVS Health Corp. (U.S. District Court for the Southern District of New York). In December 2019, the U.S. Attorney’s Office for the Southern District of New York filed a complaint-in-intervention in this previously sealed qui tam case. The complaint alleges that for certain non-skilled nursing facilities, Omnicare improperly filled prescriptions where a valid prescription did not exist and that these dispensing events violated the federal False Claims Act. In April 2025, the jury found both Omnicare and CVS Health Corporation liable. The jury awarded approximately $136 million due to Omnicare’s conduct. This amount is automatically required to be tripled by statute to approximately $407 million. Accordingly, a litigation reserve was recorded related to this matter in the three months ended March 31, 2025. The jury found no damages attributable to CVS Health Corporation. In July 2025, the Court awarded penalties against Omnicare for $542 million, for which the Company recorded an incremental litigation reserve in the three months ended June 30, 2025. The Court also found CVS Health Corporation to be jointly and severally liable for $165 million of the $542 million in penalties. The Company plans to appeal the verdict, including the damages and penalties, once the judgment is final.

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

CMS Actions

CMS regularly audits the Company’s performance to determine its compliance with CMS’s regulations and its contracts with CMS and to assess the quality of services it provides to Medicare beneficiaries. CMS uses various payment mechanisms to allocate and adjust premium payments to the Company’s and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information prepared, maintained and provided by providers. The Company collects claim and encounter data from providers and generally relies on providers to appropriately code their submissions to the Company and document their medical records, including the diagnosis data submitted to the Company with claims. CMS pays increased premiums to Medicare Advantage plans and Medicare PDP plans for members who have certain medical conditions identified with specific diagnosis codes. Federal regulators review and audit the providers’ medical records to determine whether those records support the related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to the Company. In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including the Company’s plans, to validate coding practices and supporting medical record documentation maintained by providers and the resulting risk-adjusted premium payments to the plans. CMS may require the Company to refund premium payments if the Company’s risk-adjusted premiums are not properly supported by medical record data. The Office of the Inspector General of the U.S. Department of Health and Human Services (the “OIG”) also is auditing the Company’s risk adjustment-related data and that of other companies. The Company expects CMS and the OIG to continue these types of audits.

On January 30, 2023, CMS released the final RADV rule (“RADV Audit Rule”), announcing it may use extrapolation for payment years 2018 forward, for both RADV audits and OIG contract level audits, and eliminated the application of an adjustment for the error rate in fee-for-service Medicare (“FFS Adjuster”) that was considered in prior proposed rules. Under the revised extrapolation methodology, CMS may extrapolate an error rate from the audit sample across the audited contract without any FFS Adjuster. In the RADV Audit Rule, CMS indicated that it will use more than one audit methodology going forward and indicated CMS will audit contracts it believes are at the highest risk for overpayments based on its statistical modeling, citing a 2016 Governmental Accountability Office report that recommended selection of contract-level RADV audits with a focus on contracts likely to have high rates of improper payment, the highest coding intensity scores, and contracts with high levels of unsupported diagnoses from prior RADV audits. On May 21, 2025, CMS announced it would audit every Medicare Advantage contract each payment year, with an expedited plan to complete audits for payment years 2018 through 2024 by early 2026.

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

U.S. ex rel. Andrew Shea v. Aetna Life Insurance Company, et al.(U.S. District Court for the District of Massachusetts). In May 2025, the U.S. Attorney’s Office for the District of Massachusetts filed a complaint-in-intervention in this previously sealed qui tam case. The complaint alleges that the Company and two other large health insurance companies, paid kickbacks to insurance brokers to induce them to direct patients to their Medicare Advantage plans and, as a result, claims made to the government in connection with those plans violated the federal False Claims Act and Anti-Kickback Statute. The complaint also alleges that the Company engaged in discriminatory conduct. The Company is defending itself against these claims.

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

Beginning in July 2024, two purported class action complaints, as well as multiple derivative complaints, were filed by putative plaintiffs against the Company and certain current and former officers and directors. The plaintiffs in these cases assert a variety of causes of action under federal securities laws and state law that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the profitability of the Health Care Benefits segment. Two purported class actions were filed and have been consolidated in U.S. District Court for the Southern District of New York. In May 2025, the defendants filed a motion to dismiss the amended consolidated class action complaint captioned as Louisiana Sheriffs’ Pension and Relief Fund, et al. v. CVS Health Corp., et al. Two derivative cases were also filed in the Southern District of New York and have been consolidated as In re CVS Health Corporation Derivative Litigation. Two derivative cases filed in the District of Rhode Island have been consolidated as In re CVS Health Corporation Stockholder Derivative Litigation. The consolidated derivative actions have been stayed pending the outcome of any motion to dismiss in the consolidated Louisiana Sheriffs’ securities class action. Three additional derivative cases were filed in Rhode Island Superior Court: two have been consolidated as In re CVS Health Corporation Stockholder Derivative Litigation and the third is Davidow v. Lynch, et al., and these cases have also been stayed on similar terms as the other actions. The Company and the individual defendants are defending themselves against these claims. In January 2025, the Board received a stockholder demand containing allegations substantially similar to those made in the class action and derivative matters, and requesting that it take certain actions, including investigating whether any Board members or officers breached their fiduciary duties related to those allegations, and bringing litigation to recover the Company’s damages if any such misconduct is found. The Board has determined to defer a decision on the demand pending developments in the related litigation.

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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

	Three Months Ended June 30, 2025
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$35,831	$40,118	$22,466	$13	$98,428
Intersegment revenues	20	6,338	11,115	—	17,473
Net investment income (loss)	407	(3)	—	83	487
Total revenues	36,258	46,453	33,581	96	116,388
Intersegment eliminations (2)					(17,473)
Total consolidated revenues					$98,915
Less: Net realized capital losses	(13)	—	—	(14)
Cost of products sold	—	43,080	27,554	—
Health care costs	30,740	1,101	—	40
Other segment items (3)	4,223	697	4,689	483
Adjusted operating income (loss)	$1,308	$1,575	$1,338	$(413)	$3,808

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					494
Net realized capital losses (5)					27
Acquisition-related integration costs (6)					28
Office real estate optimization charges (7)					4
Legacy litigation charges (8)					833
Loss on Accountable Care assets (9)					41
Operating income (GAAP measure)					2,381
Interest expense					763
Other income					(29)
Income before income tax provision					$1,647

Depreciation and amortization	$419	$260	$389	$103	$1,171

	Three Months Ended June 30, 2024
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$32,157	$38,694	$19,974	$15	$90,840
Intersegment revenues	18	3,479	9,864	—	13,361
Net investment income (loss)	300	(2)	—	96	394
Total revenues	32,475	42,171	29,838	111	104,595
Intersegment eliminations (2)					(13,361)
Total consolidated revenues					$91,234
Less: Net realized capital losses	(71)	—	—	(19)
Cost of products sold	—	38,765	23,835	—
Health care costs	27,458	791	—	46
Other segment items (3)	4,150	700	4,760	436
Adjusted operating income (loss)	$938	$1,915	$1,243	$(352)	$3,744

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					507
Net realized capital losses (5)					90
Acquisition-related integration costs (6)					102
Operating income (GAAP measure)					3,045
Interest expense					732
Other income					(24)
Income before income tax provision					$2,337

Depreciation and amortization	$397	$264	$389	$101	$1,151

	Six Months Ended June 30, 2025
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$70,236	$78,214	$44,019	$27	$192,496
Intersegment revenues	38	11,690	21,474	—	33,202
Net investment income	794	11	—	202	1,007
Total revenues	71,068	89,915	65,493	229	226,705
Intersegment eliminations (2)					(33,202)
Total consolidated revenues					$193,503
Less: Net realized capital gains (losses)	(34)	15	—	(29)
Cost of products sold	—	83,195	53,358	—
Health care costs	59,377	2,148	—	86
Other segment items (3)	8,424	1,379	9,484	915
Adjusted operating income (loss)	$3,301	$3,178	$2,651	$(743)	$8,387

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					993
Net realized capital losses (5)					48
Acquisition-related integration costs (6)					73
Office real estate optimization charges (7)					10
Legacy litigation charges (8)					1,220
Loss on Accountable Care assets (9)					288
Operating income (GAAP measure)					5,755
Interest expense					1,548
Other income					(57)
Income before income tax provision					$4,264

Depreciation and amortization	$824	$521	$773	$207	$2,325

	Six Months Ended June 30, 2024
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$64,022	$75,160	$39,612	$29	$178,823
Intersegment revenues	36	7,298	18,951	—	26,285
Net investment income (loss)	653	(2)	—	197	848
Total revenues	64,711	82,456	58,563	226	205,956
Intersegment eliminations (2)					(26,285)
Total consolidated revenues					$179,671
Less: Net realized capital losses	(81)	—	—	(27)
Cost of products sold	—	76,297	46,595	—
Health care costs	54,916	1,492	—	93
Other segment items (3)	8,206	1,389	9,548	827
Adjusted operating income (loss)	$1,670	$3,278	$2,420	$(667)	$6,701

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					1,015
Net realized capital losses (5)					108
Acquisition-related integration costs (6)					162
Opioid litigation charge (10)					100
Operating income (GAAP measure)					5,316
Interest expense					1,448
Other income					(49)
Income before income tax provision					$3,917

Depreciation and amortization	$789	$525	$777	$198	$2,289
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $2.7 billion and $2.8 billion of retail co-payments for the three months ended June 30, 2025 and 2024, respectively. Total revenues of the Health Services segment include approximately $6.4 billion and $6.2 billion of retail co-payments for the six months ended June 30, 2025 and 2024, respectively.
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
(6)During the three and six months ended June 30, 2025 and 2024, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related integration costs are reflected in operating expenses within the Corporate/Other segment.

(7)During the three and six months ended June 30, 2025, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the Company’s evaluation of corporate office real estate space in response to its ongoing flexible work arrangement. The office real estate optimization charges are reflected in operating expenses within each segment.
(8)During the three and six months ended June 30, 2025, the Company recorded legacy litigation charges related to two court decisions associated with its past business practices.
In April 2025, a jury found Omnicare, L.L.C. (f/k/a Omnicare, Inc., “Omnicare”) and CVS Health Corporation liable in connection with alleged violations of the federal False Claims Act related to dispensing practices by Omnicare from 2010, prior to its acquisition by the Company in 2015, through 2018. Damages were found only with respect to Omnicare. Accordingly, the Company recorded a litigation charge of $387 million during the first quarter of 2025. During the three months ended June 30, 2025, the Company recorded a charge of $542 million, reflecting penalties assessed under the False Claims Act. These litigation charges are reflected in operating expenses within the Pharmacy & Consumer Wellness segment. The Company intends to appeal the verdict once the judgment is entered.
In June 2025, a court found certain subsidiaries of CVS Health Corporation liable for damages in connection with a complaint filed in February 2014, in which the government declined to intervene, related to PBM direct and indirect remuneration reporting practices for two clients from 2010 through 2016, which the Company has since modified. In connection with this court decision, the Company recorded a litigation charge of $291 million during the three months ended June 30, 2025. This litigation charge is reflected in operating expenses within the Health Services segment. The judgment will not be final until the Court enters penalties at a later date. The Company intends to appeal the decision once the judgment is entered.
(9)During the three and six months ended June 30, 2025, the loss on the wind down and sale of Accountable Care assets represents the pre-tax loss on the divestiture of the Company’s MSSP operations, which the Company sold in March 2025, as well as costs incurred in connection with the process of winding down the Company’s ACO REACH operations. The loss on Accountable Care assets is reflected in operating expenses within the Health Services segment.
(10)During the six months ended June 30, 2024, the opioid litigation charge relates to a change in the Company’s accrual related to ongoing opioid litigation matters.

Index to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of June 30, 2025, the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2025 and 2024, the related condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2025 and 2024 and June 30, 2025 and 2024, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
July 31, 2025

Form 10-Q Table of Contents
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading health solutions company building a world of health around every consumer it serves and connecting care so that it works for people wherever they are. As of June 30, 2025, the Company had approximately 9,000 retail locations, more than 1,000 walk-in and primary care medical clinics, a leading pharmacy benefits manager with approximately 87 million plan members and expanding specialty pharmacy solutions, and a dedicated senior pharmacy care business serving more than 800,000 patients per year. The Company also serves an estimated more than 37 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is creating new sources of value through its integrated model allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers through its Aetna® operations. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s primary customers, its members, primarily access the segment’s products and services through employer groups, government-sponsored plans or individually. The Health Care Benefits segment also serves customers who purchase products and services that are ancillary to its health insurance products. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” The Company also sells Insured plans directly to individual consumers through the individual public health insurance exchanges. The Company plans to exit the states in which Aetna operates on the individual public health insurance exchanges effective January 2026.

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

Overview of the Pharmacy & Consumer Wellness Segment

The Pharmacy & Consumer Wellness segment dispenses prescriptions in its CVS Pharmacy® retail locations and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also conducts long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings, and provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of June 30, 2025, the Pharmacy & Consumer Wellness segment operated approximately 9,000 retail locations, as well as online retail pharmacy websites, LTC pharmacies and on-site pharmacies, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three and six months ended June 30, 2025 and 2024, and the significant developments affecting the Company’s financial condition since December 31, 2024. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

Summary of Consolidated Financial Results

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2025 vs 2024		Six Months Ended June 30, 2025 vs 2024
In millions	2025	2024	2025	2024	$	%	$	%
Revenues:
Products	$60,607	$56,212	$118,276	$109,936	$4,395	7.8%	$8,340	7.6%
Premiums	34,195	30,667	67,015	61,058	3,528	11.5%	5,957	9.8%
Services	3,626	3,961	7,205	7,829	(335)	(8.5)%	(624)	(8.0)%
Net investment income	487	394	1,007	848	93	23.6%	159	18.8%
Total revenues	98,915	91,234	193,503	179,671	7,681	8.4%	13,832	7.7%
Operating costs:
Cost of products sold	54,005	49,998	105,062	98,071	4,007	8.0%	6,991	7.1%
Health care costs	31,317	27,853	60,452	55,656	3,464	12.4%	4,796	8.6%
Operating expenses	11,212	10,338	22,234	20,628	874	8.5%	1,606	7.8%
Total operating costs	96,534	88,189	187,748	174,355	8,345	9.5%	13,393	7.7%
Operating income	2,381	3,045	5,755	5,316	(664)	(21.8)%	439	8.3%
Interest expense	763	732	1,548	1,448	31	4.2%	100	6.9%
Other income	(29)	(24)	(57)	(49)	(5)	(20.8)%	(8)	(16.3)%
Income before income tax provision	1,647	2,337	4,264	3,917	(690)	(29.5)%	347	8.9%
Income tax provision	634	569	1,469	1,025	65	11.4%	444	43.3%
Net income	1,013	1,768	2,795	2,892	(755)	(42.7)%	(97)	(3.4)%
Net (income) loss attributable to noncontrolling interests	8	2	5	(9)	6	300.0%	14	155.6%
Net income attributable to CVS Health	$1,021	$1,770	$2,800	$2,883	$(749)	(42.3)%	$(83)	(2.9)%

Commentary - Three Months Ended June 30, 2025 vs. 2024

Revenues
•Total revenues increased $7.7 billion, or 8.4%, in the three months ended June 30, 2025 compared to the prior year driven by revenue growth across all operating segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $874 million, or 8.5%, in the three months ended June 30, 2025 compared to the prior year. The increase in operating expenses was primarily due to $833 million in litigation charges recorded during the three months ended June 30, 2025 related to two court decisions associated with the Company’s past business practices.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $664 million, or 21.8%, in the three months ended June 30, 2025 compared to the prior year primarily due to declines in the Health Services and Pharmacy & Consumer Wellness segments, including $833 million in litigation charges described above, partially offset by improved operating performance in the Health Care Benefits segment and a decrease in acquisition-related integration costs compared to the prior year.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense increased $31 million, or 4.2%, due to higher debt in the three months ended June 30, 2025, primarily as a result of long-term debt issued in December of 2024.

Income tax provision
•The effective income tax rate was 38.5% for the three months ended June 30, 2025 compared to 24.3% for the three months ended June 30, 2024. The increase in the effective income tax rate was primarily due to the impact of non-deductible litigation charges recorded in the three months ended June 30, 2025.

Commentary - Six Months Ended June 30, 2025 vs. 2024

Revenues
•Total revenues increased $13.8 billion, or 7.7%, in the six months ended June 30, 2025 compared to the prior year driven by revenue growth across all operating segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $1.6 billion, or 7.8%, in the six months ended June 30, 2025 compared to the prior year. The increase in operating expenses was primarily due to $1.2 billion in litigation charges recorded during the six months ended June 30, 2025 related to two court decisions associated with the Company’s past business practices, as well as $288 million in pre-tax losses on Accountable Care assets recorded during the six months ended June 30, 2025. These increases were partially offset by the absence of a $100 million opioid litigation charge recorded in the prior year.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income increased $439 million, or 8.3%, in the six months ended June 30, 2025 compared to the prior year primarily due to an increase in operating income in the Health Care Benefits segment as well as the absence of the $100 million opioid litigation charge recorded in the prior year. These increases were partially offset by declines in the Pharmacy & Consumer Wellness and Health Services segments, which were primarily driven by the $1.2 billion of litigation charges and $288 million of pre-tax losses on Accountable Care assets described above.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense increased $100 million, or 6.9%, due to higher debt in the six months ended June 30, 2025, primarily as a result of long-term debt issued in May and December of 2024.

Income tax provision
•The effective income tax rate was 34.5% for the six months ended June 30, 2025 compared to 26.2% for the six months ended June 30, 2024. The increase in the effective income tax rate was primarily due to the impact of non-deductible litigation charges recorded in the six months ended June 30, 2025.

Outlook

The Company believes you should consider the following key business and regulatory trends and uncertainties:

Key Business Trends and Uncertainties

•The Company’s medical membership declined in its Medicare and individual exchange products. The Company plans to exit the states in which Aetna operates on the individual public health insurance exchanges effective January 2026. Medical membership disruptions may result in volatility in the Company’s financial results.
•Utilization persisted at elevated levels through the second quarter of 2025. Although the level of utilization is difficult to accurately predict, at this time, the Company expects that utilization will pressure its Health Care Benefits segment and its health care delivery assets in its Health Services segment for the remainder of the year. Further utilization pressure beyond current expectations could result in the future impairment of goodwill.
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
•The Company’s Pharmacy & Consumer Wellness segment is likely to benefit from incremental volume due to disruption across the retail pharmacy market, including the Company’s agreement to acquire the prescription files of certain Rite Aid pharmacies and acquire and operate certain Rite Aid stores.
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

The following are reconciliations of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
June 30, 2025
Total revenues	$36,258	$46,453	$33,581	$96	$(17,473)	$98,915
Adjusted operating income (loss)	1,308	1,575	1,338	(413)	—	3,808
June 30, 2024
Total revenues	$32,475	$42,171	$29,838	$111	$(13,361)	$91,234
Adjusted operating income (loss)	938	1,915	1,243	(352)	—	3,744

Six Months Ended
June 30, 2025
Total revenues	$71,068	$89,915	$65,493	$229	$(33,202)	$193,503
Adjusted operating income (loss)	3,301	3,178	2,651	(743)	—	8,387
June 30, 2024
Total revenues	$64,711	$82,456	$58,563	$226	$(26,285)	$179,671
Adjusted operating income (loss)	1,670	3,278	2,420	(667)	—	6,701
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $2.7 billion and $2.8 billion of retail co-payments for the three months ended June 30, 2025 and 2024, respectively, and $6.4 billion and $6.2 billion of retail co-payments for the six months ended June 30, 2025 and 2024, respectively.
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

The following are reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income (loss) to segment adjusted operating income (loss):

	Three Months Ended June 30, 2025
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,002	$1,102	$736	$(459)	$2,381
Amortization of intangible assets (1)	293	141	60	—	494
Net realized capital losses (2)	13	—	—	14	27
Acquisition-related integration costs (3)	—	—	—	28	28
Office real estate optimization charges (4)	—	—	—	4	4
Legacy litigation charges (5)	—	291	542	—	833
Loss on Accountable Care assets (6)	—	41	—	—	41
Adjusted operating income (loss)	$1,308	$1,575	$1,338	$(413)	$3,808

	Three Months Ended June 30, 2024
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$574	$1,766	$1,179	$(474)	$3,045
Amortization of intangible assets (1)	293	149	64	1	507
Net realized capital losses (2)	71	—	—	19	90
Acquisition-related integration costs (3)	—	—	—	102	102
Adjusted operating income (loss)	$938	$1,915	$1,243	$(352)	$3,744

	Six Months Ended June 30, 2025
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$2,676	$2,329	$1,600	$(850)	$5,755
Amortization of intangible assets (1)	587	285	120	1	993
Net realized capital (gains) losses (2)	34	(15)	—	29	48
Acquisition-related integration costs (3)	—	—	—	73	73
Office real estate optimization charges (4)	4	—	2	4	10
Legacy litigation charges (5)	—	291	929	—	1,220
Loss on Accountable Care assets (6)	—	288	—	—	288
Adjusted operating income (loss)	$3,301	$3,178	$2,651	$(743)	$8,387

	Six Months Ended June 30, 2024
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,002	$2,979	$2,292	$(957)	$5,316
Amortization of intangible assets (1)	587	299	128	1	1,015
Net realized capital losses (2)	81	—	—	27	108
Acquisition-related integration costs (3)	—	—	—	162	162
Opioid litigation charge (7)	—	—	—	100	100
Adjusted operating income (loss)	$1,670	$3,278	$2,420	$(667)	$6,701
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
(3)During the three and six months ended June 30, 2025 and 2024, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related integration costs are reflected in operating expenses within the Corporate/Other segment.
(4)During the three and six months ended June 30, 2025, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the Company’s evaluation of corporate office real estate space in response to its ongoing flexible work arrangement. The office real estate optimization charges are reflected in operating expenses within each segment.
(5)During the three and six months ended June 30, 2025, the Company recorded legacy litigation charges related to two court decisions associated with its past business practices.
In April 2025, a jury found Omnicare, L.L.C. (f/k/a Omnicare, Inc., “Omnicare”) and CVS Health Corporation liable in connection with alleged violations of the federal False Claims Act related to dispensing practices by Omnicare from 2010, prior to its acquisition by the Company in 2015, through 2018. Damages were found only with respect to Omnicare. Accordingly, the Company recorded a litigation charge of $387 million during the first quarter of 2025. During the three months ended June 30, 2025, the Company recorded a charge of $542 million, reflecting penalties assessed under the False Claims Act. These litigation charges are reflected in operating expenses within the Pharmacy & Consumer Wellness segment. The Company intends to appeal the verdict once the judgment is entered.
In June 2025, a court found certain subsidiaries of CVS Health Corporation liable for damages in connection with a complaint filed in February 2014, in which the government declined to intervene, related to PBM direct and indirect remuneration reporting practices for two clients from 2010 through 2016, which the Company has since modified. In connection with this court decision, the Company recorded a litigation charge of $291 million during the three months ended June 30, 2025. This litigation charge is reflected in operating expenses within the Health Services segment. The judgment will not be final until the Court enters penalties at a later date. The Company intends to appeal the decision once the judgment is entered.
(6)During the three and six months ended June 30, 2025, the loss on the wind down and sale of Accountable Care assets represents the pre-tax loss on the divestiture of the Company’s Medicare Shared Savings Program (“MSSP”) operations, which the Company sold in March 2025, as well as costs incurred in connection with the process of winding down the Company’s Accountable Care Organization Realizing Equity, Access and Community Health (“ACO REACH”) operations. The loss on Accountable Care assets is reflected in operating expenses within the Health Services segment.
(7)During the six months ended June 30, 2024, the opioid litigation charge relates to a change in the Company’s accrual related to ongoing opioid litigation matters.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2025 vs 2024		Six Months Ended June 30, 2025 vs 2024
In millions, except percentages and basis points (“bps”)	2025	2024	2025	2024	$	%	$	%
Revenues:
Premiums	$34,184	$30,654	$66,992	$61,033	$3,530	11.5%	$5,959	9.8%
Services	1,667	1,521	3,282	3,025	146	9.6%	257	8.5%
Net investment income	407	300	794	653	107	35.7%	141	21.6%
Total revenues	36,258	32,475	71,068	64,711	3,783	11.6%	6,357	9.8%
Health care costs	30,740	27,458	59,377	54,916	3,282	12.0%	4,461	8.1%
MBR (Health care costs as a % of premium revenues)	89.9%	89.6%	88.6%	90.0%	30	bps	(140)	bps
Operating expenses	$4,516	$4,443	$9,015	$8,793	$73	1.6%	$222	2.5%
Operating expenses as a % of total revenues	12.5%	13.7%	12.7%	13.6%
Operating income	$1,002	$574	$2,676	$1,002	$428	74.6%	$1,674	167.1%
Operating income as a % of total revenues	2.8%	1.8%	3.8%	1.5%
Adjusted operating income (1)	$1,308	$938	$3,301	$1,670	$370	39.4%	$1,631	97.7%
Adjusted operating income as a % of total revenues	3.6%	2.9%	4.6%	2.6%
Premium revenues (by business):
Government	$25,930	$22,222	$50,832	$43,938	$3,708	16.7%	$6,894	15.7%
Commercial	8,254	8,432	16,160	17,095	(178)	(2.1)%	(935)	(5.5)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Care Benefits segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended June 30, 2025 vs. 2024

Revenues
•Total revenues increased $3.8 billion, or 11.6%, in the three months ended June 30, 2025 compared to the prior year primarily driven by increases in the Government business, largely due to the impact of the Inflation Reduction Act on the Medicare Part D program.

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
•The MBR increased to 89.9% in the three months ended June 30, 2025 compared to 89.6% in the prior year driven by the $471 million (140 basis points) premium deficiency reserve described below, largely offset by the favorable year-over-year impact of changes to the Company’s individual exchange business risk adjustment estimates.

Premium Deficiency Reserve
•During the second quarter of 2025, in light of continued utilization pressure, the Company recorded a premium deficiency reserve of $471 million to health care costs in its Group Medicare Advantage product line related to anticipated losses for the remainder of the 2025 coverage year.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses remained relatively consistent in the three months ended June 30, 2025 compared to the prior year.

Adjusted operating income
•Adjusted operating income increased $370 million, or 39.4%, for the three months ended June 30, 2025 compared to the prior year primarily driven by the favorable year-over-year impact of changes to the Company’s individual exchange business risk adjustment estimates, improved underlying performance in the Government business and higher favorable prior period development. These increases were partially offset by the premium deficiency reserve described above.

Commentary - Six Months Ended June 30, 2025 vs. 2024

Revenues
•Total revenues increased $6.4 billion, or 9.8%, in the six months ended June 30, 2025 compared to the prior year primarily driven by increases in the Government business, largely due to the impact of the Inflation Reduction Act on the Medicare Part D program.

Medical Benefit Ratio
•The MBR decreased to 88.6% in the six months ended June 30, 2025 compared to 90.0% in the prior year driven by the favorable year-over-year impact of prior period development, as well as improved underlying performance in the Government business. These decreases were partially offset by the $902 million of premium deficiency reserves recorded as health care costs in the six months ended June 30, 2025 described below.

Premium Deficiency Reserves
•During the six months ended June 30, 2025, the Company recorded a Group Medicare Advantage premium deficiency reserve of $471 million to the health care costs related to anticipated losses for the remainder of the 2025 coverage year, as well as an individual exchange premium deficiency reserve of $448 million related to anticipated losses for the remainder of the 2025 coverage year. The individual exchange premium deficiency reserve was comprised of $17 million of operating expenses related to the write-off of unamortized acquisition costs and $431 million of health care costs.

Operating expenses
•Operating expenses remained relatively consistent in the six months ended June 30, 2025 compared to the prior year.

Adjusted operating income
•Adjusted operating income increased $1.6 billion, or 97.7%, in the six months ended June 30, 2025 compared to the prior year primarily driven by the favorable year-over-year impact of prior period development, as well as improved underlying performance in the Government business. These increases were partially offset by the premium deficiency reserves recorded during the six months ended June 30, 2025 described above.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	June 30, 2025			March 31, 2025			December 31, 2024			June 30, 2024
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,608	15,251	18,859	3,961	15,250	19,211	4,691	14,160	18,851	4,702	14,099	18,801
Medicare Advantage	4,240	—	4,240	4,220	—	4,220	4,447	—	4,447	4,342	—	4,342
Medicare Supplement	1,236	—	1,236	1,253	—	1,253	1,282	—	1,282	1,294	—	1,294
Medicaid	1,985	401	2,386	1,983	412	2,395	2,094	421	2,515	2,090	443	2,533
Total medical membership	11,069	15,652	26,721	11,417	15,662	27,079	12,514	14,581	27,095	12,428	14,542	26,970

Supplemental membership information:
Medicare Prescription Drug Plan (stand-alone)			4,065			4,094			4,882			4,903

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
•Medical membership as of June 30, 2025 of 26.7 million decreased 358,000 members compared with March 31, 2025, reflecting previously announced membership declines in the individual exchange product line.
•Medical membership as of June 30, 2025 of 26.7 million decreased 249,000 members compared with June 30, 2024, reflecting declines in the individual exchange product line, partially offset by an increase in Commercial ASC membership.

Medicare Update
On April 7, 2025, CMS issued its final notice detailing final 2026 Medicare Advantage payment rates. Final 2026 Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 5.06%, excluding the CMS estimate of Medicare Advantage risk score trend.

Health Services Segment

The following table summarizes the Health Services segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2025 vs 2024		Six Months Ended June 30, 2025 vs 2024
In millions, except percentages	2025	2024	2025	2024	$	%	$	%
Revenues:
Products	$44,223	$39,492	$85,358	$77,209	$4,731	12.0%	$8,149	10.6%
Services	2,233	2,681	4,546	5,249	(448)	(16.7)%	(703)	(13.4)%
Net investment income (loss)	(3)	(2)	11	(2)	(1)	(50.0)%	13	650.0%
Total revenues	46,453	42,171	89,915	82,456	4,282	10.2%	7,459	9.0%
Cost of products sold	43,080	38,765	83,195	76,297	4,315	11.1%	6,898	9.0%
Health care costs	1,101	791	2,148	1,492	310	39.2%	656	44.0%
Operating expenses	1,170	849	2,243	1,688	321	37.8%	555	32.9%
Operating expenses as a % of total revenues	2.5%	2.0%	2.5%	2.0%
Operating income	$1,102	$1,766	$2,329	$2,979	$(664)	(37.6)%	$(650)	(21.8)%
Operating income as a % of total revenues	2.4%	4.2%	2.6%	3.6%
Adjusted operating income (1)	$1,575	$1,915	$3,178	$3,278	$(340)	(17.8)%	$(100)	(3.1)%
Adjusted operating income as a % of total revenues	3.4%	4.5%	3.5%	4.0%
Revenues (by distribution channel):
Pharmacy network (2)	$24,665	$21,848	$47,779	$42,312	$2,817	12.9%	$5,467	12.9%
Mail & specialty (3)	19,611	17,651	37,679	34,913	1,960	11.1%	2,766	7.9%
Other	2,180	2,674	4,446	5,233	(494)	(18.5)%	(787)	(15.0)%
Net investment income (loss)	(3)	(2)	11	(2)	(1)	(50.0)%	13	650.0%
Pharmacy claims processed (4)	469.0	471.2	933.2	934.1	(2.2)	(0.5)%	(0.9)	(0.1)%
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

Commentary - Three Months Ended June 30, 2025 vs. 2024

Revenues
•Total revenues increased $4.3 billion, or 10.2%, in the three months ended June 30, 2025 compared to the prior year primarily driven by pharmacy drug mix and brand inflation, partially offset by continued pharmacy client price improvements.

Operating expenses
•Operating expenses in the Health Services segment include selling, general and administrative expenses; and depreciation and amortization expense.
•Operating expenses increased $321 million, or 37.8% in the three months ended June 30, 2025 compared to the prior year. The increase was primarily due to a $291 million litigation charge recorded during the three months ended June 30, 2025. See Note 9 ‘‘Commitments and Contingencies’’ to the unaudited condensed consolidated financial statements for further information on this litigation charge.

Adjusted operating income
•Adjusted operating income decreased $340 million, or 17.8%, in the three months ended June 30, 2025 compared to the prior year primarily driven by continued pharmacy client price improvements and the impact of a higher medical benefit ratio in the Company’s health care delivery business, partially offset by improved purchasing economics and pharmacy drug mix.
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
•Pharmacy claims processed remained relatively consistent on a 30-day equivalent basis in the three months ended June 30, 2025 compared to the prior year.

Commentary - Six Months Ended June 30, 2025 vs. 2024

Revenues
•Total revenues increased $7.5 billion, or 9.0%, in the six months ended June 30, 2025 compared to the prior year primarily driven by pharmacy drug mix and brand inflation, partially offset by continued pharmacy client price improvements.

Operating expenses
•Operating expenses increased $555 million, or 32.9%, in the six months ended June 30, 2025 compared to the prior year. The increase was primarily due to the $291 million litigation charge described above and $288 million in pre-tax losses on Accountable Care assets, both recorded during the six months ended June 30, 2025. See Note 1 ‘‘Significant Accounting Policies’’ to the unaudited condensed consolidated financial statements for further information on the Company’s Accountable Care exit.

Adjusted operating income
•Adjusted operating income decreased $100 million, or 3.1% in the six months ended June 30, 2025 compared to the prior year primarily driven by continued pharmacy client price improvements, partially offset by improved purchasing economics and pharmacy drug mix.

Pharmacy claims processed
•The Company’s pharmacy claims processed remained relatively consistent on a 30-day equivalent basis in the six months ended June 30, 2025 compared to the prior year.

Pharmacy & Consumer Wellness Segment

The following table summarizes the Pharmacy & Consumer Wellness segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2025 vs 2024		Six Months Ended June 30, 2025 vs 2024
In millions, except percentages	2025	2024	2025	2024	$	%	$	%
Revenues:
Products	$32,942	$29,252	$64,227	$57,372	$3,690	12.6%	$6,855	11.9%
Services	639	586	1,266	1,191	53	9.0%	75	6.3%
Total revenues	33,581	29,838	65,493	58,563	3,743	12.5%	6,930	11.8%
Cost of products sold	27,554	23,835	53,358	46,595	3,719	15.6%	6,763	14.5%
Operating expenses	5,291	4,824	10,535	9,676	467	9.7%	859	8.9%
Operating expenses as a % of total revenues	15.8%	16.2%	16.1%	16.5%
Operating income	$736	$1,179	$1,600	$2,292	$(443)	(37.6)%	$(692)	(30.2)%
Operating income as a % of total revenues	2.2%	4.0%	2.4%	3.9%
Adjusted operating income (1)	$1,338	$1,243	$2,651	$2,420	$95	7.6%	$231	9.5%
Adjusted operating income as a % of total revenues	4.0%	4.2%	4.0%	4.1%
Revenues (by major goods/service lines):
Pharmacy	$27,631	$24,013	$53,707	$46,797	$3,618	15.1%	$6,910	14.8%
Front Store	5,368	5,281	10,611	10,651	87	1.6%	(40)	(0.4)%
Other	582	544	1,175	1,115	38	7.0%	60	5.4%
Prescriptions filled (2)	438.1	420.4	873.6	838.0	17.7	4.2%	35.6	4.2%
Same store sales increase (decrease): (3)
Total	15.4%	6.4%	14.8%	5.9%
Pharmacy	18.1%	9.1%	17.9%	8.2%
Front Store	3.4%	(4.0)%	1.5%	(3.1)%
Prescription volume (2)	6.4%	6.5%	6.5%	6.1%
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

Commentary - Three Months Ended June 30, 2025 vs. 2024

Revenues
•Total revenues increased $3.7 billion, or 12.5%, in the three months ended June 30, 2025 compared to the prior year primarily driven by pharmacy drug mix and increased prescription and front store volume, partially offset by continued pharmacy reimbursement pressure.
•Pharmacy same store sales increased 18.1% in the three months ended June 30, 2025 compared to the prior year. The increase was primarily driven by pharmacy drug mix, including branded GLP-1 drugs, and the 6.4% increase in pharmacy same store prescription volume on a 30-day equivalent basis. These increases were partially offset by continued pharmacy reimbursement pressure.

•Front store same store sales increased 3.4% in the three months ended June 30, 2025 compared to the prior year. The increase was primarily due to increased volume, including the impact related to the shift of sales associated with the Easter holiday from the first quarter of 2024 to the second quarter of 2025.

Operating expenses
•Operating expenses in the Pharmacy & Consumer Wellness segment include payroll, employee benefits and occupancy costs associated with the segment’s stores and pharmacy fulfillment operations; selling expenses; advertising expenses; depreciation and amortization expense and certain administrative expenses.
•Operating expenses increased $467 million, or 9.7%, in the three months ended June 30, 2025 compared to the prior year. The increase in operating expenses was primarily due to a $542 million litigation charge recorded during the three months ended June 30, 2025 related to the Omnicare long-term care business. See Note 9 ‘‘Commitments and Contingencies’’ to the unaudited condensed consolidated financial statements for further information on this litigation matter.
Adjusted operating income
•Adjusted operating income increased $95 million, or 7.6%, in the three months ended June 30, 2025 compared to the prior year primarily driven by increased prescription and front store volume, partially offset by continued pharmacy reimbursement pressure.
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
•Prescriptions filled increased 4.2% on a 30-day equivalent basis in the three months ended June 30, 2025 compared to the prior year primarily driven by increased utilization.
Commentary - Six Months Ended June 30, 2025 vs. 2024
Revenues
•Total revenues increased $6.9 billion, or 11.8%, in the six months ended June 30, 2025 compared to the prior year primarily driven by pharmacy drug mix and increased prescription volume, partially offset by continued pharmacy reimbursement pressure.
•Pharmacy same store sales increased 17.9% in the six months ended June 30, 2025 compared to the prior year. The increase was primarily driven by pharmacy drug mix, including branded GLP-1 drugs, and the 6.5% increase in pharmacy same store prescription volume on a 30-day equivalent basis. These increases were partially offset by continued pharmacy reimbursement pressure.
•Front store same store sales increased 1.5% in the six months ended June 30, 2025 compared to the prior year.
Operating expenses
•Operating expenses increased $859 million, or 8.9%, in the six months ended June 30, 2025 compared to the prior year. The increase in operating expenses was primarily due to $929 million in litigation charges recorded during the six months ended June 30, 2025 related to the Omnicare long-term care business.
Adjusted operating income
•Adjusted operating income increased $231 million, or 9.5%, in the six months ended June 30, 2025 compared to the prior year primarily driven by increased prescription volume, partially offset by continued pharmacy reimbursement pressure.
Prescriptions filled
•Prescriptions filled increased 4.2% on a 30-day equivalent basis in the six months ended June 30, 2025 compared to the prior year primarily driven by increased utilization.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2025 vs 2024		Six Months Ended June 30, 2025 vs 2024
In millions, except percentages	2025	2024	2025	2024	$	%	$	%
Revenues:
Premiums	$11	$13	$23	$25	$(2)	(15.4)%	$(2)	(8.0)%
Services	2	2	4	4	—	—%	—	—%
Net investment income	83	96	202	197	(13)	(13.5)%	5	2.5%
Total revenues	96	111	229	226	(15)	(13.5)%	3	1.3%
Health care costs	40	46	86	93	(6)	(13.0)%	(7)	(7.5)%
Operating expenses	515	539	993	1,090	(24)	(4.5)%	(97)	(8.9)%
Operating loss	(459)	(474)	(850)	(957)	15	3.2%	107	11.2%
Adjusted operating loss (1)	(413)	(352)	(743)	(667)	(61)	(17.3)%	(76)	(11.4)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended June 30, 2025 vs. 2024

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues decreased $15 million, or 13.5%, in the three months ended June 30, 2025 compared to the prior year primarily driven by lower net investment income, largely due to lower private equity income and lower average fixed income yields during the three months ended June 30, 2025.

Adjusted operating loss
•Adjusted operating loss increased $61 million, or 17.3%, in the three months ended June 30, 2025 compared to the prior year primarily driven by increased investments in colleagues and technology.

Commentary - Six Months Ended June 30, 2025 vs. 2024

Revenues
•Total revenues remained relatively consistent in the six months ended June 30, 2025 compared to the prior year.

Adjusted operating loss
•Adjusted operating loss increased $76 million, or 11.4%, in the six months ended June 30, 2025 compared to the prior year primarily driven by increased investments in colleagues and technology.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of June 30, 2025, the Company had approximately $11.8 billion in cash and cash equivalents, approximately $2.4 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash during the six months ended June 30, 2025 and 2024 was as follows:

	Six Months Ended June 30,		Change
In millions, except percentages	2025	2024	$	%
Net cash provided by operating activities	$6,453	$7,992	$(1,539)	(19.3)%
Net cash used in investing activities	(1,786)	(3,719)	1,933	52.0%
Net cash provided by (used in) financing activities	(1,526)	22	(1,548)	(7036.4)%
Net increase in cash, cash equivalents and restricted cash	$3,141	$4,295	$(1,154)	(26.9)%

Commentary

•Net cash provided by operating activities decreased by $1.5 billion in the six months ended June 30, 2025 compared to the prior year primarily due to the timing of payments and receipts.
•Net cash used in investing activities decreased by $1.9 billion in the six months ended June 30, 2025 compared to the prior year primarily due to higher proceeds from sales and maturities of investments in the six months ended June 30, 2025 compared to the prior year.
•Net cash used in financing activities was $1.5 billion in the six months ended June 30, 2025 compared to net cash provided by financing activities of $22 million in the prior year. The change in cash provided by (used in) financing activities was primarily due to proceeds from the issuance of $5.0 billion of long-term senior notes in the six months ended June 30, 2024 and higher repayments of long-term debt during the six months ended June 30, 2025 compared to the prior year, partially offset by higher share repurchases in the prior year and proceeds from commercial paper borrowings in the six months ended June 30, 2025.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company had $3.0 billion of commercial paper outstanding at a weighted average interest rate of 5.02% as of June 30, 2025. In connection with its commercial paper program, the Company maintains a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2028, a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2029, and a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2030. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of June 30, 2025, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston
A subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of June 30, 2025 was approximately $1.2 billion. As of June 30, 2025, there were no outstanding advances from the FHLBB.

Debt Covenants

The Company’s back-up revolving credit facilities, term loan agreement and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of June 30, 2025, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of June 30, 2025, the Company’s long-term debt was rated “BBB” by Fitch Ratings, Inc. (“Fitch”), “Baa3” by Moody’s Investor Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “F2” by Fitch, “P-3” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Negative” by both Fitch and S&P and “Stable” by Moody’s. In assessing the Company’s credit strength, the Company believes that Fitch, Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies, as well as its consolidated balance sheet, its historical acquisition activity and other financial information, including the Company’s expectations for full year earnings and cash flows. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot predict the future actions of Moody’s, S&P and/or Fitch. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Programs

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of June 30, 2025
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the six months ended June 30, 2025, the Company did not repurchase any shares of its common stock. During the six months ended June 30, 2024, the Company repurchased an aggregate of 39.7 million shares of common stock for approximately $3.0 billion pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transaction described below.

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

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of June 30, 2025, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended June 30, 2025, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase programs authorized by CVS Health Corporation’s Board of Directors on November 17, 2022 and December 9, 2021. See Note 6 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 through April 30, 2025	—	$—	—	$11,500,000,143
May 1, 2025 through May 31, 2025	—	$—	—	$11,500,000,143
June 1, 2025 through June 30, 2025	—	$—	—	$11,500,000,143
	—		—

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of CVS Health Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Fourth Amendment to Five Year Credit Agreement dated as of May 16, 2025, to the Five Year Credit Agreement dated as of May 11, 2021, by and among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.2*	Form of Registrant’s Performance Stock Unit Agreement between the Registrant and selected employees of the Registrant.

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated July 31, 2025 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	July 31, 2025	By:	/s/ Brian O. Newman
Brian O. Newman
Executive Vice President and Chief Financial Officer