Form 10-Q
period 2025-09-30
CVS HEALTH Corp
filed 2025-10-29
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of October 22, 2025, the registrant had 1,269,432,485 shares of common stock issued and outstanding.

Form 10-Q Table of Contents
Part I.Financial Information

Item 1.Financial Statements

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2025 and 2024	2

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2025 and 2024	3

Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2025 and December 31, 2024	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2025 and 2024	5

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the three months ended September 30, 2025 and 2024, the three months ended June 30, 2025 and 2024 and the three months ended March 31, 2025 and 2024	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Report of Independent Registered Public Accounting Firm	47

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2025	2024	2025	2024
Revenues:
Products	$64,590	$59,674	$182,866	$169,610
Premiums	33,719	30,925	100,734	91,983
Services	3,930	4,279	11,135	12,108
Net investment income	632	550	1,639	1,398
Total revenues	102,871	95,428	296,374	275,099
Operating costs:
Cost of products sold	57,045	52,948	162,107	151,019
Health care costs	32,020	29,922	92,472	85,578
Operating expenses	11,288	10,557	33,522	31,185
Goodwill impairment	5,725	—	5,725	—
Restructuring charges	—	1,169	—	1,169
Total operating costs	106,078	94,596	293,826	268,951
Operating income (loss)	(3,207)	832	2,548	6,148
Gain on deconsolidation of subsidiary	483	—	483	—
Interest expense	(784)	(752)	(2,332)	(2,200)
Other income	26	25	83	74
Income (loss) before income tax provision	(3,482)	105	782	4,022
Income tax provision	508	34	1,977	1,059
Net income (loss)	(3,990)	71	(1,195)	2,963
Net loss attributable to noncontrolling interests	15	16	20	7
Net income (loss) attributable to CVS Health	$(3,975)	$87	$(1,175)	$2,970

Net income (loss) per share attributable to CVS Health:
Basic	$(3.13)	$0.07	$(0.93)	$2.36
Diluted	$(3.13)	$0.07	$(0.93)	$2.35
Weighted average shares outstanding:
Basic	1,269	1,259	1,266	1,258
Diluted	1,269	1,259	1,266	1,262

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Net income (loss)	$(3,990)	$71	$(1,195)	$2,963
Other comprehensive income, net of tax:
Net unrealized investment gains	192	679	595	544
Change in discount rate on long-duration insurance reserves	(50)	(147)	(60)	(26)
Foreign currency translation adjustments	6	—	10	—
Net cash flow hedges	(4)	(4)	(9)	(12)
Other comprehensive income	144	528	536	506
Comprehensive income (loss)	(3,846)	599	(659)	3,469
Comprehensive loss attributable to noncontrolling interests	15	16	20	7
Comprehensive income (loss) attributable to CVS Health	$(3,831)	$615	$(639)	$3,476

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	September 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$9,098	$8,586
Investments	2,134	2,407
Accounts receivable, net	43,857	36,469
Inventories	18,962	18,107
Other current assets	3,058	3,076
Total current assets	77,109	68,645
Long-term investments	31,553	28,934
Property and equipment, net	12,838	12,993
Operating lease right-of-use assets	15,271	15,944
Goodwill	85,478	91,272
Intangible assets, net	25,984	27,323
Separate accounts assets	1,934	3,311
Other assets	5,160	4,793
Total assets	$255,327	$253,215

Liabilities:
Accounts payable	$17,764	$15,892
Pharmacy claims and discounts payable	27,085	24,166
Health care costs payable	16,098	15,064
Accrued expenses and other current liabilities	23,415	20,810
Other insurance liabilities	1,096	1,183
Current portion of operating lease liabilities	1,909	1,751
Short-term debt	1,247	2,119
Current portion of long-term debt	4,081	3,624
Total current liabilities	92,695	84,609
Long-term operating lease liabilities	14,007	14,899
Long-term debt	60,508	60,527
Deferred income taxes	3,547	3,806
Separate accounts liabilities	1,934	3,311
Other long-term insurance liabilities	4,767	4,902
Other long-term liabilities	4,759	5,431
Total liabilities	182,217	177,485

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,786 shares issued and 1,270 shares outstanding at September 30, 2025 and 1,778 shares issued and 1,260 shares outstanding at December 31, 2024 and capital surplus	50,181	49,661
Treasury stock, at cost: 516 and 518 shares at September 30, 2025 and December 31, 2024	(36,776)	(36,818)
Retained earnings	59,107	62,837
Accumulated other comprehensive income (loss)	416	(120)
Total CVS Health shareholders’ equity	72,928	75,560
Noncontrolling interests	182	170
Total shareholders’ equity	73,110	75,730
Total liabilities and shareholders’ equity	$255,327	$253,215

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2025	2024
Cash flows from operating activities:
Cash receipts from customers	$283,378	$264,538
Cash paid for inventory, prescriptions dispensed and health services rendered	(157,849)	(145,469)
Insurance benefits paid	(88,769)	(80,357)
Cash paid to other suppliers and employees	(27,308)	(28,933)
Interest and investment income received	1,494	1,288
Interest paid	(2,529)	(2,391)
Income taxes paid	(1,168)	(1,429)
Net cash provided by operating activities	7,249	7,247

Cash flows from investing activities:
Proceeds from sales and maturities of investments	9,640	7,634
Purchases of investments	(11,045)	(12,677)
Purchases of property and equipment	(2,048)	(2,013)
Acquisitions	(429)	(85)
Other	9	75
Net cash used in investing activities	(3,873)	(7,066)

Cash flows from financing activities:
Commercial paper borrowings (repayments), net	(872)	600
Proceeds from issuance of long-term debt	3,969	4,959
Repayments of long-term debt	(3,609)	(1,706)
Repurchase of common stock	—	(3,023)
Dividends paid	(2,552)	(2,535)
Proceeds from exercise of stock options	308	342
Payments for taxes related to net share settlement of equity awards	(145)	(181)
Other	(7)	(22)
Net cash used in financing activities	(2,908)	(1,566)
Net increase (decrease) in cash, cash equivalents and restricted cash	468	(1,385)
Cash, cash equivalents and restricted cash at the beginning of the period	8,884	8,525
Cash, cash equivalents and restricted cash at the end of the period	$9,352	$7,140

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2025	2024
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(1,195)	$2,963
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,459	3,450
Goodwill impairment	5,725	—
Stock-based compensation	400	403
Loss on sale of subsidiary	236	—
Gain on deconsolidation of subsidiary	(483)	—
Restructuring charges (impairment of long-lived assets)	—	840
Deferred income taxes and other items	(440)	(912)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(7,537)	(986)
Inventories	(982)	355
Other assets	(588)	(850)
Accounts payable and pharmacy claims and discounts payable	5,052	2,169
Health care costs payable and other insurance liabilities	734	2,878
Other liabilities	2,868	(3,063)
Net cash provided by operating activities	$7,249	$7,247

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2024	1,778	(518)	$49,661	$(36,818)	$62,837	$(120)	$75,560	$170	$75,730
Net income	—	—	—	—	1,779	—	1,779	3	1,782
Other comprehensive income	—	—	—	—	—	179	179	—	179
Stock option activity, stock awards and other	1	—	176	—	—	—	176	—	176
ESPP issuances, net of purchase of treasury shares	—	1	—	83	—	—	83	—	83
Common stock dividends ($0.665 per share)	—	—	—	—	(848)	—	(848)	—	(848)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	8	8
Balance at March 31, 2025	1,779	(517)	49,837	(36,735)	63,768	59	76,929	181	77,110
Net income	—	—	—	—	1,021	—	1,021	(8)	1,013
Other comprehensive income	—	—	—	—	—	213	213	—	213
Stock option activity, stock awards and other	6	—	183	—	—	—	183	—	183
Purchase of treasury shares, net of ESPP issuances	—	(1)	—	(114)	—	—	(114)	—	(114)
Common stock dividends ($0.665 per share)	—	—	—	—	(853)	—	(853)	—	(853)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2025	1,785	(518)	50,020	(36,849)	63,936	272	77,379	172	77,551
Net loss	—	—	—	—	(3,975)	—	(3,975)	(15)	(3,990)
Other comprehensive income (Note 9)	—	—	—	—	—	144	144	—	144
Stock option activity, stock awards and other	1	—	161	—	—	—	161	—	161
ESPP issuances, net of purchase of treasury shares	—	2	—	73	—	—	73	—	73
Common stock dividends ($0.665 per share)	—	—	—	—	(854)	—	(854)	—	(854)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	25	25
Balance at September 30, 2025	1,786	(516)	$50,181	$(36,776)	$59,107	$416	$72,928	$182	$73,110
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of September 30, 2025, June 30, 2025, March 31, 2025 and December 31, 2024.
(2)Common stock and capital surplus includes the par value of common stock of $18 million as of September 30, 2025, June 30, 2025, March 31, 2025 and December 31, 2024.

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance at December 31, 2023	1,768	(480)	$48,992	$(33,838)	$61,604	$(297)	$76,461	$175	$76,636
Net income	—	—	—	—	1,113	—	1,113	11	1,124
Other comprehensive loss	—	—	—	—	—	(44)	(44)	—	(44)
Stock option activity, stock awards and other	3	—	244	—	—	—	244	—	244
Purchase of treasury shares, net of ESPP issuances	—	(39)	(27)	(2,935)	—	—	(2,962)	—	(2,962)
Common stock dividends ($0.665 per share)	—	—	—	—	(844)	—	(844)	—	(844)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2024	1,771	(519)	49,209	(36,773)	61,873	(341)	73,968	182	74,150
Net income	—	—	—	—	1,770	—	1,770	(2)	1,768
Other comprehensive income	—	—	—	—	—	22	22	—	22
Stock option activity, stock awards and other	6	—	159	—	—	—	159	—	159
Purchase of treasury shares, net of ESPP issuances	—	(2)	3	(146)	—	—	(143)	—	(143)
Common stock dividends ($0.665 per share)	—	—	—	—	(846)	—	(846)	—	(846)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	1	1
Balance at June 30, 2024	1,777	(521)	49,371	(36,919)	62,797	(319)	74,930	181	75,111
Net income	—	—	—	—	87	—	87	(16)	71
Other comprehensive income (Note 9)	—	—	—	—	—	528	528	—	528
Stock option activity, stock awards and other	—	—	138	—	—	—	138	—	138
ESPP issuances, net of purchase of treasury shares	—	2	1	106	—	—	107	—	107
Common stock dividends ($0.665 per share)	—	—	—	—	(846)	—	(846)	—	(846)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2024	1,777	(519)	$49,510	$(36,813)	$62,038	$209	$74,944	$162	$75,106
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

Index to Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Significant Accounting Policies

Description of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health” or the “Company”), is a leading health solutions company building a world of health around every consumer it serves and connecting care so that it works for people wherever they are. As of September 30, 2025, the Company had approximately 9,000 retail locations, more than 1,000 walk-in and primary care medical clinics and a leading pharmacy benefits manager with approximately 87 million plan members and expanding specialty pharmacy solutions. The Company also serves an estimated more than 37 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is creating new sources of value through its integrated model allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

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

Pharmacy & Consumer Wellness Segment
The Pharmacy & Consumer Wellness segment dispenses prescriptions in its CVS Pharmacy® retail locations and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of September 30, 2025, the Pharmacy & Consumer Wellness segment operated approximately 9,000 retail locations, as well as online retail pharmacy websites, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Because of the influence of various factors on the Company’s operations, including business combinations, certain holidays and other seasonal influences, net income (loss) for any interim period may not be comparable to the same interim period in previous years or necessarily indicative of income for the full year.

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

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	September 30, 2025	December 31, 2024
Cash and cash equivalents	$9,098	$8,586
Restricted cash (included in other current assets)	57	95
Restricted cash (included in other assets)	197	203
Total cash, cash equivalents and restricted cash in the statements of cash flows	$9,352	$8,884

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net at September 30, 2025 and December 31, 2024 was composed of the following:

In millions	September 30, 2025	December 31, 2024
Trade receivables	$11,221	$9,881
Vendor and manufacturer receivables	17,779	13,891
Premium receivables	4,878	4,731
Other receivables	9,979	7,966
Total accounts receivable, net	$43,857	$36,469

The Company’s allowance for credit losses was $178 million and $407 million as of September 30, 2025 and December 31, 2024, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

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

The following is a roll forward of deferred acquisition costs for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
In millions	2025	2024
Deferred acquisition costs, beginning of the period	$1,747	$1,502
Capitalization	389	405
Amortization expense	(255)	(217)
Deferred acquisition costs, end of the period	$1,881	$1,690

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

2025 Activity
During the first quarter of 2025, the Company determined it had a premium deficiency in its individual exchange product line related to the remainder of the 2025 coverage year. Accordingly, during the three months ended March 31, 2025, the Company recorded a premium deficiency reserve of $448 million, consisting of a $17 million charge of unamortized acquisition costs, which was recorded in operating expenses, and the establishment of a premium deficiency reserve of $431 million, which was recorded in health care costs. As of September 30, 2025, the premium deficiency reserve related to the individual exchange product line reflected in health care costs payable was $335 million.

Additionally, during the second quarter of 2025, the Company recorded a premium deficiency reserve of $471 million to health care costs related to its Group Medicare Advantage product line for the remainder of the 2025 coverage year, which was reflected in health care costs payable. As of September 30, 2025, the premium deficiency reserve related to the Group Medicare Advantage product line reflected in health care costs payable was $393 million.

2024 Activity
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

Additionally, during the third quarter of 2024, the Company established a premium deficiency reserve of $270 million related to its individual exchange product line for the 2024 coverage year, consisting of an $11 million charge of unamortized acquisition costs, which was recorded in operating expenses, and the establishment of a premium deficiency reserve of $259 million, which was recorded in health care costs. During the third quarter of 2024, the Company also established a premium deficiency reserve of $28 million related to its Medicaid product line, which was recorded in health care costs. The Company did not have any premium deficiency reserves related to its individual exchange or Medicaid product lines as of December 31, 2024.

Revenue Recognition

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source in each segment for the three and nine months ended September 30, 2025 and 2024:

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended September 30, 2025
Major goods/services lines:
Pharmacy	$—	$46,800	$30,428	$—	$(17,680)	$59,548
Front Store	—	—	5,192	—	—	5,192
Premiums	33,739	—	—	11	(31)	33,719
Net investment income (loss)	513	(1)	—	120	—	632
Other	1,741	2,467	594	2	(1,024)	3,780
Total	$35,993	$49,266	$36,214	$133	$(18,735)	$102,871

Health Services distribution channel:
Pharmacy network (1)		$26,408
Mail & specialty (2)		20,392
Net investment income (loss)		(1)
Other		2,467
Total		$49,266

Three Months Ended September 30, 2024
Major goods/services lines:
Pharmacy	$—	$41,350	$26,666	$—	$(13,357)	$54,659
Front Store	—	—	5,196	—	—	5,196
Premiums	30,914	—	—	11	—	30,925
Net investment income (loss)	423	(1)	—	128	—	550
Other	1,659	2,780	561	3	(905)	4,098
Total	$32,996	$44,129	$32,423	$142	$(14,262)	$95,428

Health Services distribution channel:
Pharmacy network (1)		$24,136
Mail & specialty (2)		17,214
Net investment income (loss)		(1)
Other		2,780
Total		$44,129

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Nine Months Ended September 30, 2025
Major goods/services lines:
Pharmacy	$—	$132,258	$84,135	$—	$(48,989)	$167,404
Front Store	—	—	15,803	—	—	15,803
Premiums	100,731	—	—	34	(31)	100,734
Net investment income	1,307	10	—	322	—	1,639
Other	5,023	6,913	1,769	6	(2,917)	10,794
Total	$107,061	$139,181	$101,707	$362	$(51,937)	$296,374

Health Services distribution channel:
Pharmacy network (1)		$74,187
Mail & specialty (2)		58,071
Net investment income		10
Other		6,913
Total		$139,181

Nine Months Ended September 30, 2024
Major goods/services lines:
Pharmacy	$—	$118,575	$73,463	$—	$(38,002)	$154,036
Front Store	—	—	15,847	—	—	15,847
Premiums	91,947	—	—	36	—	91,983
Net investment income (loss)	1,076	(3)	—	325	—	1,398
Other	4,684	8,013	1,676	7	(2,545)	11,835
Total	$97,707	$126,585	$90,986	$368	$(40,547)	$275,099

Health Services distribution channel:
Pharmacy network (1)		$66,448
Mail & specialty (2)		52,127
Net investment income (loss)		(3)
Other		8,013
Total		$126,585
_____________________________________________
(1)Health Services pharmacy network is defined as claims filled at retail and specialty retail pharmacies, including pharmacies owned by the Company, as well as activity associated with Maintenance Choice®, which permits eligible client plan members to fill their maintenance prescriptions through mail order delivery or at a CVS pharmacy retail store for the same price as mail order.
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

The following table provides information about receivables and contract liabilities from contracts with customers:

In millions	September 30, 2025	December 31, 2024
Trade receivables (included in accounts receivable, net)	$11,221	$9,881
Contract liabilities (included in accrued expenses and other current liabilities)	58	144

ACO REACH and MSSP Exit

Prior to the first quarter of 2025, the Company’s Health Services segment provided enablement services to health systems primarily through two programs administered by CMS: the Accountable Care Organization Realizing Equity, Access and Community Health (“ACO REACH”) program and the Medicare Shared Savings Program (“MSSP”). During the first quarter of 2025, the Company determined that it would substantially exit both the ACO REACH program and the MSSP as further described below. In connection with these actions, during the nine months ended September 30, 2025, the Company recorded expenses of $288 million, which were included in the loss on Accountable Care assets and are reflected in operating expenses within the Health Services segment.

ACO REACH
In February 2025, the Company informed CMS of its plans to voluntarily terminate substantially all of its participation in the ACO REACH program effective March 31, 2025. In connection with the process of winding down its ACO REACH operations, the Company incurred costs of $52 million during the nine months ended September 30, 2025.

MSSP
In March 2025, the Company also divested its MSSP operations to Wellvana Health, LLC. The Company recorded a pre-tax loss on the divestiture of $236 million in the nine months ended September 30, 2025, which includes the removal of intangible assets and goodwill totaling $342 million. The consideration received related to this agreement was not material.

Omnicare Bankruptcy

On September 22, 2025, Omnicare, LLC (“Omnicare”), a wholly-owned indirect subsidiary of CVS Health Corporation, and certain of Omnicare’s subsidiary entities (collectively, the “Omnicare Entities”) voluntarily initiated Chapter 11 proceedings under the U.S. Bankruptcy Code. As a result of the initiation of Chapter 11 proceedings, the Company determined that it no longer retained control of the Omnicare Entities and deconsolidated the subsidiaries on September 22, 2025. The Omnicare Entities conduct long-term care pharmacy (“LTC”) operations, which distribute prescription drugs and provide related pharmacy consulting and ancillary services to long-term care facilities and other care settings. Prior to deconsolidation, the financial results of the Omnicare Entities were not material and were included in the Pharmacy & Consumer Wellness segment. As a result of the deconsolidation, the Company recorded a gain on deconsolidation of subsidiary of $483 million. Subsequent to deconsolidation, the Company’s retained investment related to its equity ownership of the Omnicare Entities had both a carrying value and a fair value of $0.

New Accounting Pronouncements Recently Adopted

Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires the Company to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and are included within each reported measure of segment operating results. The standard also requires the Company to disclose the total amount of any other items included in segment operating results which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. The Company adopted the standard on January 1, 2024 for fiscal year reporting and the standard became effective for interim reporting periods in fiscal years beginning after December 15, 2024. The standard requires retrospective application to all prior periods presented. While the standard requires additional disclosures related to the Company’s reportable segments, the standard did not have any impact on the Company’s consolidated operating results, financial condition or cash flows as of the date of adoption. Refer to Note 12 ‘‘Segment Reporting’’ for the Company’s segment reporting disclosures, including those newly required by this standard.

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

Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This standard is intended to modernize the accounting for internal-use software. Under the new standard, the Company will capitalize eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2027, with early adoption permitted as of the beginning of a fiscal year. The standard may be applied prospectively, retrospectively or using a modified transition approach. The Company is currently evaluating the impact that this standard will have on the Company’s consolidated operating results, cash flows, financial condition and related disclosures.

2.Investments

Total investments at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025			December 31, 2024
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$1,978	$25,857	$27,835	$2,256	$23,777	$26,033
Mortgage loans	156	1,367	1,523	151	1,354	1,505
Other investments	—	4,329	4,329	—	3,803	3,803
Total investments	$2,134	$31,553	$33,687	$2,407	$28,934	$31,341

Debt Securities

Debt securities available for sale at September 30, 2025 and December 31, 2024 were as follows:

In millions	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
Debt securities:
U.S. government securities	$2,850	$42	$(7)	$2,885
States, municipalities and political subdivisions	293	2	(8)	287
U.S. corporate securities	13,768	266	(214)	13,820
Foreign securities	2,798	76	(36)	2,838
Residential mortgage-backed securities	963	12	(34)	941
Commercial mortgage-backed securities	1,935	32	(32)	1,935
Other asset-backed securities	5,083	32	(1)	5,114
Redeemable preferred securities	15	—	—	15
Total debt securities (2)	$27,705	$462	$(332)	$27,835

December 31, 2024
Debt securities:
U.S. government securities	$2,826	$7	$(38)	$2,795
States, municipalities and political subdivisions	712	4	(18)	698
U.S. corporate securities	13,043	94	(412)	12,725
Foreign securities	2,608	27	(111)	2,524
Residential mortgage-backed securities	792	2	(54)	740
Commercial mortgage-backed securities	1,731	9	(67)	1,673
Other asset-backed securities	4,834	35	(7)	4,862
Redeemable preferred securities	16	—	—	16
Total debt securities (2)	$26,562	$178	$(707)	$26,033
_____________________________________________
(1)There was no allowance for expected credit losses recorded on available-for-sale debt securities at September 30, 2025 or December 31, 2024.
(2)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At September 30, 2025, debt securities with a fair value of $487 million, gross unrealized capital gains of $11 million and gross unrealized capital losses of $15 million, and at December 31, 2024, debt securities with a fair value of $543 million, gross unrealized capital gains of $5 million and gross unrealized capital losses of $30 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income (loss).

The amortized cost and fair value of debt securities at September 30, 2025 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$835	$838
One year through five years	11,365	11,512
After five years through ten years	4,698	4,783
Greater than ten years	2,826	2,712
Residential mortgage-backed securities	963	941
Commercial mortgage-backed securities	1,935	1,935
Other asset-backed securities	5,083	5,114
Total	$27,705	$27,835

Summarized below are the debt securities the Company held at September 30, 2025 and December 31, 2024 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
September 30, 2025
Debt securities:
U.S. government securities	42	$119	$2	77	$156	$5	119	$275	$7
States, municipalities and political subdivisions	23	51	1	93	121	7	116	172	8
U.S. corporate securities	690	920	17	1,644	2,240	197	2,334	3,160	214
Foreign securities	148	238	3	356	520	33	504	758	36
Residential mortgage-backed securities	28	59	—	318	298	34	346	357	34
Commercial mortgage-backed securities	33	117	1	138	283	31	171	400	32
Other asset-backed securities	146	275	1	45	37	—	191	312	1
Redeemable preferred securities	—	—	—	4	6	—	4	6	—
Total debt securities	1,110	$1,779	$25	2,675	$3,661	$307	3,785	$5,440	$332

December 31, 2024
Debt securities:
U.S. government securities	266	$1,053	$18	155	$394	$20	421	$1,447	$38
States, municipalities and political subdivisions	100	181	3	137	201	15	237	382	18
U.S. corporate securities	3,119	4,144	64	2,602	3,395	348	5,721	7,539	412
Foreign securities	599	810	21	616	874	90	1,215	1,684	111
Residential mortgage-backed securities	89	267	5	361	342	49	450	609	54
Commercial mortgage-backed securities	186	628	11	237	464	56	423	1,092	67
Other asset-backed securities	139	414	5	62	58	2	201	472	7
Redeemable preferred securities	4	9	—	4	6	—	8	15	—
Total debt securities	4,502	$7,506	$127	4,174	$5,734	$580	8,676	$13,240	$707

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at September 30, 2025 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of September 30, 2025, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at September 30, 2025 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$133	$2	$133	$2
One year through five years	50	2	1,711	46	1,761	48
After five years through ten years	19	1	927	42	946	43
Greater than ten years	101	11	1,430	161	1,531	172
Residential mortgage-backed securities	8	—	349	34	357	34
Commercial mortgage-backed securities	5	1	395	31	400	32
Other asset-backed securities	6	—	306	1	312	1
Total	$189	$15	$5,251	$317	$5,440	$332

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the three and nine months ended September 30, 2025 and 2024, the Company had the following activity in its mortgage loan portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
New mortgage loans	$48	$125	$145	$262
Mortgage loans fully repaid	28	33	92	67
Mortgage loans foreclosed	—	—	—	—

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

Based on the Company’s assessments at September 30, 2025 and December 31, 2024, the amortized cost basis of the Company’s mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2025	2024	2023	2022	2021	Prior	Total
September 30, 2025
1	$—	$—	$—	$—	$—	$5	$5
2 to 4	130	315	289	285	172	275	1,466
5 and 6	—	—	—	30	17	5	52
7	—	—	—	—	—	—	—
Total	$130	$315	$289	$315	$189	$285	$1,523

December 31, 2024
1		$—	$—	$—	$—	$8	$8
2 to 4		315	292	320	205	320	1,452
5 and 6		—	—	4	13	28	45
7		—	—	—	—	—	—
Total		$315	$292	$324	$218	$356	$1,505

Net Investment Income

Sources of net investment income for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Debt securities	$339	$307	$986	$816
Mortgage loans	22	20	64	56
Other investments	298	230	687	665
Gross investment income	659	557	1,737	1,537
Investment expenses	(16)	(26)	(39)	(50)
Net investment income (excluding net realized capital gains or losses)	643	531	1,698	1,487
Net realized capital gains (losses)	(11)	19	(59)	(89)
Net investment income	$632	$550	$1,639	$1,398

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Proceeds from sales	$1,836	$2,322	$6,644	$5,203
Gross realized capital gains	15	16	37	30
Gross realized capital losses	27	39	114	162

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

There were no financial liabilities measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at September 30, 2025 or December 31, 2024. Financial assets measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets at September 30, 2025 and December 31, 2024 were as follows:

In millions	Level 1	Level 2	Level 3	Total
September 30, 2025
Cash and cash equivalents	$3,357	$5,741	$—	$9,098
Debt securities:
U.S. government securities	2,876	9	—	2,885
States, municipalities and political subdivisions	—	287	—	287
U.S. corporate securities	—	13,768	52	13,820
Foreign securities	—	2,838	—	2,838
Residential mortgage-backed securities	—	941	—	941
Commercial mortgage-backed securities	—	1,935	—	1,935
Other asset-backed securities	—	5,114	—	5,114
Redeemable preferred securities	—	15	—	15
Total debt securities	2,876	24,907	52	27,835
Equity securities	103	—	166	269
Total	$6,336	$30,648	$218	$37,202

December 31, 2024
Cash and cash equivalents	$4,948	$3,638	$—	$8,586
Debt securities:
U.S. government securities	2,777	18	—	2,795
States, municipalities and political subdivisions	—	698	—	698
U.S. corporate securities	—	12,687	38	12,725
Foreign securities	—	2,524	—	2,524
Residential mortgage-backed securities	—	740	—	740
Commercial mortgage-backed securities	—	1,673	—	1,673
Other asset-backed securities	—	4,862	—	4,862
Redeemable preferred securities	—	16	—	16
Total debt securities	2,777	23,218	38	26,033
Equity securities	234	—	126	360
Total	$7,959	$26,856	$164	$34,979

During the three and nine months ended September 30, 2025, there were $23 million and $55 million, respectively, of transfers out of Level 3. During the three and nine months ended September 30, 2024, there were $47 million of transfers out of Level 3.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the unaudited condensed consolidated balance sheets at adjusted cost or contract value at September 30, 2025 and December 31, 2024 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
September 30, 2025
Assets:
Mortgage loans	$1,523	$—	$—	$1,520	$1,520
Equity securities (1)	530	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	1	—	—	1	1
Without a fixed maturity	293	—	—	260	260
Long-term debt	64,589	62,219	—	—	62,219

December 31, 2024
Assets:
Mortgage loans	$1,505	$—	$—	$1,468	$1,468
Equity securities (1)	490	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	1	—	—	1	1
Without a fixed maturity	312	—	—	272	272
Long-term debt	64,151	58,724	—	—	58,724
_____________________________________________
(1)It was not practical to estimate the fair value of these investments as they represent shares of unlisted companies.

Separate Accounts assets relate to the Company’s large case pensions products which represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets. These assets and liabilities are carried at fair value. Separate Accounts financial assets as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025				December 31, 2024
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5	$155	$—	$160	$1	$164	$—	$165
Debt securities	31	362	1	394	186	669	1	856
Common/collective trusts	—	1,337	—	1,337	—	2,478	—	2,478
Total (1)	$36	$1,854	$1	$1,891	$187	$3,311	$1	$3,499
_____________________________________________
(1)Excludes $43 million of other receivables and $188 million of other payables at September 30, 2025 and December 31, 2024, respectively.

4.Goodwill and Other Intangibles

Goodwill

Goodwill is not amortized, but is subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be impairment. Goodwill is evaluated for possible impairment by comparing the fair value of a reporting unit to its carrying value, including the goodwill assigned to that reporting unit.

During the fourth quarter of 2024, the Company performed its required annual impairment tests of goodwill. The results of the impairment tests indicated that there was no impairment of goodwill as of the 2024 testing date. The fair value of the Health Care Delivery reporting unit exceeded its carrying value by approximately 8%. The Health Care Delivery reporting unit is within the Health Services segment and is primarily comprised of the Signify Health and Oak Street Health care delivery assets, which were acquired in 2023.

During 2025, the Health Care Delivery reporting unit has continued to experience challenges, including the impact of persistent elevated utilization levels. In order to best respond to these challenges, the Company made a number of changes to its Health Care Delivery management team during 2025. During the third quarter of 2025, this new management team finalized certain strategic changes, including the determination that it would reduce the number of new primary care clinics it would open in 2026 and annually thereafter. The Company also determined that it would close certain existing Oak Street Health clinics in 2026. The strategy changes were presented to CVS Health Corporation’s Board of Directors in September 2025.

These changes are expected to impact management’s ability to grow the business at the rate that was originally estimated when the Company acquired the associated care delivery assets in 2023 and when the prior year annual goodwill impairment test was performed. Accordingly, the Health Care Delivery management team updated its financial projections to reflect these changes for 2026 and beyond. Based on these updated projections, management determined that there were indicators that the Health Care Delivery reporting unit’s goodwill may be impaired and, accordingly, an interim goodwill impairment test was performed as of August 31, 2025.

The results of the impairment test showed that the fair value of the Health Care Delivery reporting unit was lower than its carrying value, resulting in a $5.7 billion goodwill impairment charge. The fair value of the Health Care Delivery reporting unit was determined using a combination of a discounted cash flow method and a market multiple method and utilized inputs that reflect the Company’s assumptions, which are categorized as Level 3 inputs within the fair value hierarchy. In addition to the lower financial projections, lower market multiples of the peer group companies contributed to the amount of the goodwill impairment charge. As of September 30, 2025, the remaining goodwill balance in the Health Care Delivery reporting unit after recording the goodwill impairment was approximately $4.2 billion. The Company also performed an impairment test of the intangible assets of the Health Care Delivery reporting unit and no intangible assets were impaired as of September 30, 2025.

At September 30, 2025 and December 31, 2024, cumulative goodwill impairments were $5.7 billion and $6.6 billion, respectively. Cumulative goodwill impairments previously recorded on the long-term care reporting unit of $6.6 billion were eliminated in connection with the deconsolidation of the Omnicare Entities during the nine months ended September 30, 2025.

Below is a summary of the changes in the carrying value of goodwill by segment for the nine months ended September 30, 2025:

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Total
Balance at December 31, 2024	$46,644	$34,066	$10,562	$91,272
Impairment	—	(5,725)	—	(5,725)
Divestiture	—	(69)	—	(69)
Balance at September 30, 2025	$46,644	$28,272	$10,562	$85,478

Rite Aid Asset Acquisition

In May 2025, the Company reached an agreement to acquire the prescription files of certain Rite Aid pharmacies, as well as acquire and operate certain Rite Aid stores in Idaho, Oregon and Washington for total consideration of $465 million. The closings were completed during the third quarter of 2025. The Company recorded $285 million of customer relationships intangible assets related to the prescription file acquisitions completed in the nine months ended September 30, 2025, which will be amortized over a weighted average period of 10 years.

5.Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
In millions	2025	2024
Health care costs payable, beginning of the period	$15,064	$12,049
Less: Reinsurance recoverables	81	5
Less: Impact of discount rate on long-duration insurance reserves (1)	(1)	(23)
Health care costs payable, beginning of the period, net	14,984	12,067
Add: Components of incurred health care costs
Current year	93,496	85,541
Prior years	(1,926)	(845)
Total incurred health care costs (2)	91,570	84,696
Less: Claims paid
Current year	79,687	71,356
Prior years	11,567	10,886
Total claims paid	91,254	82,242
Health care costs payable, end of the period, net	15,300	14,521
Add: Premium deficiency reserves	728	670
Add: Reinsurance recoverables	94	65
Add: Impact of discount rate on long-duration insurance reserves (1)	(24)	(19)
Health care costs payable, end of the period	$16,098	$15,237
_____________________________________________
(1)Reflects the difference between the current discount rate and the locked-in discount rate on long-duration insurance reserves which is recorded within accumulated other comprehensive income (loss) on the unaudited condensed consolidated balance sheets.
(2)Total incurred health care costs for the nine months ended September 30, 2025 and 2024 in the table above exclude $41 million and $70 million, respectively, of health care costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets and $133 million and $142 million, respectively, of health care costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets. Total incurred health care costs for the nine months ended September 30, 2025 also exclude $728 million for premium deficiency reserves for the 2025 coverage year related to the Company’s individual exchange and Group Medicare Advantage product lines. Total incurred health care costs for the nine months ended September 30, 2024 also exclude $670 million for premium deficiency reserves related to the Company’s Medicare, individual exchange and Medicaid product lines.

The Company’s estimates of prior years’ health care costs payable decreased by $1.9 billion and $845 million, respectively, in the nine months ended September 30, 2025 and 2024, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

At September 30, 2025, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $10.6 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims at September 30, 2025 related to the current year.

6.Other Insurance Liabilities and Separate Accounts

Future Policy Benefits

The following tables show the components of the change in the liability for future policy benefits, which is included in other insurance liabilities and other long-term insurance liabilities on the unaudited condensed consolidated balance sheets, during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
In millions	Large Case Pensions	Long-Term Care
Present value of expected net premiums (1)
Liability for future policy benefits, beginning of the period - current discount rate		$275

Beginning liability for future policy benefits at original (locked-in) discount rate		$280
Effect of changes in cash flow assumptions		—
Effect of actual variances from expected experience		3
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate		283
Interest accrual (using locked-in discount rate)		10
Net premiums (actual)		(28)
Ending liability for future policy benefits at original (locked-in) discount rate		265
Effect of changes in discount rate assumptions		2
Liability for future policy benefits, end of the period - current discount rate		$267

Present value of expected future policy benefits
Liability for future policy benefits, beginning of the period - current discount rate	$1,917	$1,552

Beginning liability for future policy benefits at original (locked-in) discount rate	$2,090	$1,647
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(4)	2
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate	2,086	1,649
Issuances	10	—
Interest accrual (using locked-in discount rate)	64	62
Benefit payments (actual)	(183)	(58)
Ending liability for future policy benefits at original (locked-in) discount rate	1,977	1,653
Effect of changes in discount rate assumptions	(115)	(46)
Liability for future policy benefits, end of the period - current discount rate	$1,862	$1,607

Net liability for future policy benefits	$1,862	$1,340
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, net of reinsurance recoverable	$1,862	$1,340
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

The amount of undiscounted expected gross premiums and expected future benefit payments for long-duration insurance liabilities as of September 30, 2025 and 2024 were as follows:

In millions	September 30, 2025	September 30, 2024
Large case pensions
Expected future benefit payments	$2,854	$3,091
Expected gross premiums	—	—

Long-term care
Expected future benefit payments	$3,143	$3,198
Expected gross premiums	375	402

The weighted-average interest rate used in the measurement of the long-duration insurance liabilities as of September 30, 2025 and 2024 were as follows:

	September 30, 2025	September 30, 2024
Large case pensions
Interest accretion rate	4.21%	4.20%
Current discount rate	5.07%	4.82%

Long-term care
Interest accretion rate	5.11%	5.11%
Current discount rate	5.42%	5.07%

The weighted-average durations (in years) of the long-duration insurance liabilities as of September 30, 2025 and 2024 were as follows:

	September 30, 2025	September 30, 2024
Large case pensions	7.2	7.3
Long-term care	11.3	11.8

Separate Accounts

The following table shows the fair value of assets, by major investment category, supporting Separate Accounts as of September 30, 2025 and December 31, 2024:

In millions	September 30, 2025	December 31, 2024
Cash and cash equivalents	$160	$165
Debt securities:
U.S. government securities	36	186
States, municipalities and political subdivisions	11	14
U.S. corporate securities	290	524
Foreign securities	42	51
Residential mortgage-backed securities	7	71
Commercial mortgage-backed securities	3	3
Other asset-backed securities	5	7
Total debt securities	394	856
Common/collective trusts	1,337	2,478
Total (1)	$1,891	$3,499
_____________________________________________
(1)Excludes $43 million of other receivables and $188 million of other payables at September 30, 2025 and December 31, 2024, respectively.

The following table shows the components of the change in Separate Accounts liabilities during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
In millions	2025	2024
Separate Accounts liability, beginning of the period	$3,311	$3,250
Premiums and deposits	668	661
Surrenders and withdrawals	(1,325)	(203)
Benefit payments	(714)	(706)
Investment earnings (losses)	(6)	327
Net transfers from general account	7	8
Other	(7)	(3)
Separate Accounts liability, end of the period	$1,934	$3,334

Cash surrender value, end of the period	$882	$2,209

The Company did not recognize any gains or losses on assets transferred to Separate Accounts during the nine months ended September 30, 2025 and 2024.

7.Borrowings

The following table is a summary of the Company’s borrowings at September 30, 2025 and December 31, 2024:

In millions	September 30, 2025	December 31, 2024
Short-term debt
Commercial paper	$1,247	$2,119
Long-term debt
4.1% senior notes due March 2025	—	724
3.875% senior notes due July 2025	—	2,828
5% senior notes due February 2026	1,500	1,500
2.875% senior notes due June 2026	1,750	1,750
3% senior notes due August 2026	750	750
3.625% senior notes due April 2027	750	750
6.25% senior notes due June 2027	372	372
1.3% senior notes due August 2027	2,250	2,250
4.3% senior notes due March 2028	5,000	5,000
5% senior notes due January 2029	1,000	1,000
5.4% senior notes due June 2029	1,000	1,000
3.25% senior notes due August 2029	1,750	1,750
5.125% senior notes due February 2030	1,500	1,500
3.75% senior notes due April 2030	1,500	1,500
1.75% senior notes due August 2030	1,250	1,250
5.25% senior notes due January 2031	750	750
1.875% senior notes due February 2031	1,250	1,250
5.55% senior notes due June 2031	1,000	1,000
2.125% senior notes due September 2031	1,000	1,000
5% senior notes due September 2032	750	—
5.25% senior notes due February 2033	1,750	1,750
5.3% senior notes due June 2033	1,250	1,250
5.7% senior notes due June 2034	1,250	1,250
4.875% senior notes due July 2035	652	652
5.45% senior notes due September 2035	1,500	—
6.625% senior notes due June 2036	771	771
6.75% senior notes due December 2037	533	533
4.78% senior notes due March 2038	5,000	5,000
6.125% senior notes due September 2039	447	447
4.125% senior notes due April 2040	602	602
2.7% senior notes due August 2040	367	367
5.75% senior notes due May 2041	133	133
4.5% senior notes due May 2042	500	500
4.125% senior notes due November 2042	226	226
5.3% senior notes due December 2043	750	750
4.75% senior notes due March 2044	375	375
6% senior notes due June 2044	750	750
5.125% senior notes due July 2045	3,500	3,500
3.875% senior notes due August 2047	537	537
5.05% senior notes due March 2048	8,000	8,000
4.25% senior notes due April 2050	399	399
5.625% senior notes due February 2053	1,250	1,250

5.875% senior notes due June 2053	1,250	1,250
6.05% senior notes due June 2054	1,000	1,000
6.2% senior notes due September 2055	1,250	—
6% senior notes due June 2063	750	750
6.25% senior notes due September 2065	500	—
6.75% series B junior subordinated notes due December 2054	750	750
7% series A junior subordinated notes due March 2055	2,250	2,250
Finance lease liabilities	1,357	1,360
Other	296	302
Total debt principal	66,314	66,747
Debt premiums	160	170
Debt discounts and deferred financing costs	(638)	(647)
	65,836	66,270
Less:
Short-term debt (commercial paper)	(1,247)	(2,119)
Current portion of long-term debt	(4,081)	(3,624)
Long-term debt	$60,508	$60,527

Short-term Borrowings

Commercial Paper
The Company had $1.2 billion of commercial paper outstanding at a weighted average interest rate of 4.64% as of September 30, 2025. The Company had $2.1 billion of commercial paper outstanding at a weighted average interest rate of 4.98% as of December 31, 2024.

Long-term Borrowings

2025 Notes
On August 15, 2025, the Company issued $750 million aggregate principal amount of 5.0% senior notes due September 2032, $1.5 billion aggregate principal amount of 5.45% senior notes due September 2035, $1.25 billion aggregate principal amount of 6.2% senior notes due September 2055 and $500 million aggregate principal amount of 6.25% senior notes due September 2065 for total proceeds of approximately $4.0 billion, net of discounts and underwriting fees. The net proceeds of these offerings were used to repay existing indebtedness, including borrowings under the Company’s commercial paper program, as well as for general corporate purposes.

8.Shareholders’ Equity

Share Repurchases

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of September 30, 2025
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the nine months ended September 30, 2025, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2024, the Company repurchased an aggregate of 39.7 million shares of common stock for approximately $3.0 billion pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transaction described below.

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

Dividends

The quarterly cash dividend declared by the Board was $0.665 per share in both the three months ended September 30, 2025 and 2024. Cash dividends declared by the Board were $1.995 per share in both the nine months ended September 30, 2025 and 2024. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

9.Other Comprehensive Income

Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Net unrealized investment gains (losses):
Beginning of period balance	$4	$(564)	$(399)	$(429)
Other comprehensive income before reclassifications ($209, $710, $533, $427 pretax)	175	647	498	382
Amounts reclassified from accumulated other comprehensive income (loss) ($19, $36, $106, $184 pretax) (1)	17	32	97	162
Other comprehensive income	192	679	595	544
End of period balance	196	115	196	115

Change in discount rate on long-duration insurance reserves:
Beginning of period balance	255	273	265	152
Other comprehensive loss before reclassifications ($(65), $(189), $(77), $(33) pretax)	(50)	(147)	(60)	(26)
Other comprehensive loss	(50)	(147)	(60)	(26)
End of period balance	205	126	205	126

Foreign currency translation adjustments:
Beginning of period balance	—	—	(4)	—
Other comprehensive income	6	—	10	—
End of period balance	6	—	6	—

Net cash flow hedges:
Beginning of period balance	224	236	229	244
Other comprehensive income before reclassifications ($0, $0, $5, $0 pretax)	—	—	3	—
Amounts reclassified from accumulated other comprehensive income ($(5), $(6), $(17), $(16) pretax) (2)	(4)	(4)	(12)	(12)
Other comprehensive loss	(4)	(4)	(9)	(12)
End of period balance	220	232	220	232

Pension and other postretirement benefits:
Beginning of period balance	(211)	(264)	(211)	(264)
Other comprehensive income	—	—	—	—
End of period balance	(211)	(264)	(211)	(264)

Total beginning of period accumulated other comprehensive income (loss)	272	(319)	(120)	(297)
Total other comprehensive income	144	528	536	506
Total end of period accumulated other comprehensive income	$416	$209	$416	$209
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

10.Earnings (Loss) Per Share

Earnings (loss) per share is computed using the treasury stock method. For periods in which the Company reports net income, diluted earnings per share is determined using the weighted average number of common and dilutive common equivalent shares outstanding during the period, unless the effect is antidilutive. Stock options and stock appreciation rights to purchase 9 million and 10 million shares of common stock were outstanding, but were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2025, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, stock options and stock appreciation rights to purchase 8 million and 7 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2024, respectively. In addition, due to the net loss attributable to CVS Health in the three and nine months ended September 30, 2025, 3 million of potentially dilutive common equivalent shares were excluded from the calculation of diluted earnings (loss) per share, as the impact of these shares was antidilutive for each of those periods.

The following is a reconciliation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2025	2024	2025	2024
Numerator for earnings (loss) per share calculation:
Net income (loss) attributable to CVS Health	$(3,975)	$87	$(1,175)	$2,970

Denominator for earnings (loss) per share calculation:
Weighted average shares, basic	1,269	1,259	1,266	1,258
Restricted stock units and performance stock units	—	—	—	3
Stock options and stock appreciation rights	—	—	—	1
Weighted average shares, diluted	1,269	1,259	1,266	1,262

Earnings (loss) per share:
Basic	$(3.13)	$0.07	$(0.93)	$2.36
Diluted	$(3.13)	$0.07	$(0.93)	$2.35

11.Commitments and Contingencies

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Linens ‘n Things and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations. As of September 30, 2025, the Company guaranteed 60 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2036.

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

United States ex rel. Behnke v. CVS Caremark Corporation, et al. (U.S. District Court for the Eastern District of Pennsylvania). In April 2018, the Court unsealed a complaint filed in February 2014. The government has declined to intervene in this case. The relator alleges that the Company submitted, or caused to be submitted, to Part D of the Medicare program Prescription Drug Event data and/or Direct and Indirect Remuneration reports that misrepresented true prices paid by the Company’s PBM to pharmacies for drugs dispensed to Part D beneficiaries with prescription benefits administered by the Company’s PBM. Following a two-week trial, the Court issued a split decision and ruled that the Company was liable under the False Claims Act as to certain claims. After trebling damages and assessing penalties, the court entered judgment for $291 million. The Company recorded a litigation reserve related to this matter in the nine months ended September 30, 2025. The Company has appealed to the Third Circuit Court of Appeals.

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

The State of Maryland has elected not to participate, and thus subdivisions within the State of Maryland may not participate, in the settlement. The State of Maryland has issued a civil subpoena for information from the Company, and litigation is pending with certain subdivisions within the State of Maryland as well as other non-participating subdivisions in other geographies, including the City of Philadelphia, and private parties such as hospitals and third-party payors. Trial in a case brought by a group of Florida hospitals began in September 2025. The Company is defending itself against the claims made in these cases.

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

U.S. ex rel. Bassan et al. v. Omnicare, Inc. and CVS Health Corp. (U.S. District Court for the Southern District of New York). In December 2019, the U.S. Attorney’s Office for the Southern District of New York filed a complaint-in-intervention in this previously sealed qui tam case. The complaint alleges that for certain non-skilled nursing facilities, Omnicare improperly filled prescriptions where a valid prescription did not exist and that these dispensing events violated the federal False Claims Act. In April 2025, the jury found both Omnicare and CVS Health Corporation liable. The jury awarded approximately $136 million due to Omnicare’s conduct. This amount is automatically required to be tripled by statute to approximately $407 million. Accordingly, a litigation reserve was recorded related to this matter in the three months ended March 31, 2025. The jury found no damages attributable to CVS Health Corporation. In July 2025, the Court awarded penalties against Omnicare for $542 million, for which the Company recorded an incremental litigation reserve in the three months ended June 30, 2025. The Court also found CVS Health Corporation to be jointly and severally liable for $165 million of the $542 million in penalties. The Company has filed an appeal to the Second Circuit. As discussed in Note 1 ‘‘Significant Accounting Policies’’, on September 22, 2025, Omnicare initiated a voluntary court-supervised Chapter 11 bankruptcy process and was deconsolidated in the three months ended September 30, 2025. The litigation reserve of $165 million that CVS Health Corporation was jointly and severally liable for remained as a liability on the consolidated financial statements at September 30, 2025.

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

Beginning in December 2021, the Company has received several demands for inspection of books and records pursuant to Delaware General Corporation Law Section 220 (“Section 220 demands”), as well as a derivative complaint (Vladimir Gusinsky Revocable Trust v. Lynch, et al.) that was filed in January 2023, which the defendants moved to dismiss. The Section 220 demands and the complaint purport to be related to potential breaches of fiduciary duties by the Board in relation to certain matters concerning opioids. Following the Company’s response to the first three Section 220 demands, two of the three stockholders sent demand letters to the Board containing allegations substantially similar to those made in the earlier Section 220 demands and the derivative matter, and requested that it take certain actions, including consideration of its governance and policies with respect to controlled substances. In July 2024, the court granted the defendants’ motion to dismiss the Gusinsky case. In September 2024, the Board received a third demand letter containing similar allegations and requesting the Board take action. The Board has formed a demand review committee to evaluate the demands. In March 2025, the Company received another Section 220 demand requesting materials similar to the prior demands, which was subsequently withdrawn. In September 2025, the Company received a Section 220 demand requesting materials related to the Board’s oversight of certain PBM and retail practices (including pricing and manufacturers’ rebates). The Company is evaluating the demand.

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

There also continues to be a heightened level of review and/or audit by regulatory authorities and legislators of, and increased litigation regarding, the Company’s and the rest of the health care and related benefits industry’s business and reporting practices, including premium rate increases, utilization management, development and application of medical policies, complaint, grievance and appeal processing, information privacy, provider network structure (including provider network adequacy, the use of performance-based networks and termination of provider contracts), provider directory accuracy, provider credentialing, calculation of minimum medical loss ratios and/or payment of related rebates, delegated arrangements, rescission of insurance coverage, limited benefit health products, student health products, PBM practices (including manufacturers’ rebates, pricing, the use of narrow networks and the placement of drugs in formulary tiers), sales practices, customer service practices, vendor oversight, and claim payment practices (including payments to out-of-network providers).

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

The following is a reconciliation of financial measures of the Company’s segments to the consolidated totals:

	Three Months Ended September 30, 2025
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$35,431	$42,354	$24,441	$13	$102,239
Intersegment revenues	49	6,913	11,773	—	18,735
Net investment income (loss)	513	(1)	—	120	632
Total revenues	35,993	49,266	36,214	133	121,606
Intersegment eliminations (2)					(18,735)
Total consolidated revenues					$102,871
Less: Net realized capital gains (losses)	33	—	—	(44)
Cost of products sold	—	45,230	29,647	—
Health care costs	31,319	1,291	—	47
Other segment items (3)	4,327	695	5,089	513
Adjusted operating income (loss)	$314	$2,050	$1,478	$(383)	$3,459

Reconciliation of principal measure of segment performance to consolidated operating loss:
Amortization of intangible assets (4)					500
Net realized capital losses (5)					11
Acquisition-related integration costs (6)					27
Goodwill impairment (7)					5,725
Health Care Delivery clinic closure charge (8)					83
Opioid litigation charge (9)					320
Operating loss (GAAP measure)					(3,207)
Gain on deconsolidation of subsidiary (14)					483
Interest expense					(784)
Other income					26
Loss before income tax provision					$(3,482)

Depreciation and amortization	$375	$260	$396	$103	$1,134

	Three Months Ended September 30, 2024
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$32,555	$40,794	$21,515	$14	$94,878
Intersegment revenues	18	3,336	10,908	—	14,262
Net investment income (loss)	423	(1)	—	128	550
Total revenues	32,996	44,129	32,423	142	109,690
Intersegment eliminations (2)					(14,262)
Total consolidated revenues					$95,428
Less: Net realized capital gains (losses)	(1)	—	—	20
Cost of products sold	—	40,381	26,032	—
Health care costs	29,443	936	—	49
Other segment items (3)	4,478	608	4,795	402
Adjusted operating income (loss)	$(924)	$2,204	$1,596	$(329)	$2,547

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					507
Net realized capital gains (5)					(19)
Acquisition-related integration costs (6)					41
Office real estate optimization charges (10)					17
Restructuring charges (13)					1,169
Operating income (GAAP measure)					832
Interest expense					(752)
Other income					25
Income before income tax provision					$105

Depreciation and amortization	$407	$267	$387	$100	$1,161

	Nine Months Ended September 30, 2025
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$105,667	$120,568	$68,460	$40	$294,735
Intersegment revenues	87	18,603	33,247	—	51,937
Net investment income	1,307	10	—	322	1,639
Total revenues	107,061	139,181	101,707	362	348,311
Intersegment eliminations (2)					(51,937)
Total consolidated revenues					$296,374
Less: Net realized capital gains (losses)	(1)	15	—	(73)
Cost of products sold	—	128,425	83,005	—
Health care costs	90,696	3,439	—	133
Other segment items (3)	12,751	2,074	14,573	1,428
Adjusted operating income (loss)	$3,615	$5,228	$4,129	$(1,126)	$11,846

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					1,493
Net realized capital losses (5)					59
Acquisition-related integration costs (6)					100
Goodwill impairment (7)					5,725
Health Care Delivery clinic closure charge (8)					83
Opioid litigation charge (9)					320
Office real estate optimization charges (10)					10
Legacy litigation charges (11)					1,220
Loss on Accountable Care assets (12)					288
Operating income (GAAP measure)					2,548
Gain on deconsolidation of subsidiary (14)					483
Interest expense					(2,332)
Other income					83
Income before income tax provision					$782

Depreciation and amortization	$1,199	$781	$1,169	$310	$3,459

	Nine Months Ended September 30, 2024
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$96,577	$115,954	$61,127	$43	$273,701
Intersegment revenues	54	10,634	29,859	—	40,547
Net investment income (loss)	1,076	(3)	—	325	1,398
Total revenues	97,707	126,585	90,986	368	315,646
Intersegment eliminations (2)					(40,547)
Total consolidated revenues					$275,099
Less: Net realized capital losses	(82)	—	—	(7)
Cost of products sold	—	116,678	72,627	—
Health care costs	84,359	2,428	—	142
Other segment items (3)	12,684	1,997	14,343	1,229
Adjusted operating income (loss)	$746	$5,482	$4,016	$(996)	$9,248

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					1,522
Net realized capital losses (5)					89
Acquisition-related integration costs (6)					203
Opioid litigation charge (9)					100
Office real estate optimization charges (10)					17
Restructuring charges (13)					1,169
Operating income (GAAP measure)					6,148
Interest expense					(2,200)
Other income					74
Income before income tax provision					$4,022

Depreciation and amortization	$1,196	$792	$1,164	$298	$3,450
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $2.4 billion and $2.7 billion of retail co-payments for the three months ended September 30, 2025 and 2024, respectively. Total revenues of the Health Services segment include approximately $8.8 billion and $8.9 billion of retail co-payments for the nine months ended September 30, 2025 and 2024, respectively.
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

(6)During the three and nine months ended September 30, 2025 and 2024, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related integration costs are reflected in operating expenses within the Corporate/Other segment.
(7)During the three and nine months ended September 30, 2025, the goodwill impairment charge relates to the Health Care Delivery reporting unit within the Health Services segment.
(8)During the three and nine months ended September 30, 2025, the Health Care Delivery clinic closure charge primarily relates to the write down of long-lived assets in connection with the planned closure of certain existing Oak Street Health clinics in 2026, as well as associated severance and employee-related costs expected to be incurred. The Health Care Delivery clinic closure charge is reflected in operating expenses within the Health Services segment.
(9)During the three and nine months ended September 30, 2025 and the nine months ended September 30, 2024, the opioid litigation charges relate to changes in the Company’s accrual related to ongoing opioid litigation matters.
(10)During the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the Company’s evaluation of corporate office real estate space in response to its ongoing flexible work arrangement. The office real estate optimization charges are reflected in operating expenses within each segment.
(11)During the nine months ended September 30, 2025, the Company recorded legacy litigation charges related to two court decisions associated with its past business practices.
In April 2025, a jury found Omnicare and CVS Health Corporation liable in connection with alleged violations of the federal False Claims Act related to dispensing practices by Omnicare from 2010, prior to its acquisition by the Company in 2015, through 2018. Damages were found only with respect to Omnicare. Accordingly, the Company recorded a litigation charge of $387 million during the first quarter of 2025. During the second quarter of 2025, the Company recorded a charge of $542 million, reflecting penalties assessed under the False Claims Act. These litigation charges are reflected in operating expenses within the Pharmacy & Consumer Wellness segment.
In June 2025, a court found certain subsidiaries of CVS Health Corporation liable for damages in connection with a complaint filed in February 2014, in which the government declined to intervene, related to PBM direct and indirect remuneration reporting practices for two clients from 2010 through 2016, which the Company has since modified. In connection with this court decision, the Company recorded a litigation charge of $291 million during the second quarter of 2025. This litigation charge is reflected in operating expenses within the Health Services segment.
(12)During the nine months ended September 30, 2025, the loss on the wind down and sale of Accountable Care assets represents the pre-tax loss on the divestiture of the Company’s MSSP operations, which the Company sold in March 2025, as well as costs incurred in connection with the process of winding down the Company’s ACO REACH operations. The loss on Accountable Care assets is reflected in operating expenses within the Health Services segment.
(13)During the three and nine months ended September 30, 2024, the restructuring charges are primarily comprised of a store impairment charge, corporate workforce optimization costs, including severance and employee-related costs, and other asset impairment and related charges associated with the discontinuation of certain non-core assets. During the third quarter of 2024, the Company finalized an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with this restructuring plan, the Company completed a strategic review of its retail business and determined that it planned to close additional retail stores in 2025, and, accordingly, it recorded a store impairment charge to write down the associated lease right-of-use assets and property and equipment. In addition, during the third quarter of 2024, the Company also conducted a review of its various strategic assets and determined that it would discontinue the use of certain non-core assets, at which time impairment losses were recorded to write down the carrying value of these assets to the Company’s best estimate of their fair value. The restructuring charges associated with the store impairments are reflected within the Pharmacy & Consumer Wellness segment, other asset impairments and related charges are reflected within the Corporate/Other and Pharmacy & Consumer Wellness segments and corporate workforce optimization costs are reflected within the Corporate/Other segment.
(14)During the three and nine months ended September 30, 2025, the gain on deconsolidation of subsidiary relates to Omnicare, a wholly-owned indirect subsidiary of CVS Health Corporation, and certain of its subsidiary entities. In September 2025, the Omnicare Entities voluntarily initiated Chapter 11 proceedings under the U.S. Bankruptcy Code, at which time the Company determined that it no longer retained control of the Omnicare Entities and deconsolidated the subsidiaries.

Index to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of September 30, 2025, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2025 and 2024, the related condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2025 and 2024, June 30, 2025 and 2024 and September 30, 2025 and 2024, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
October 29, 2025

Form 10-Q Table of Contents
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading health solutions company building a world of health around every consumer it serves and connecting care so that it works for people wherever they are. As of September 30, 2025, the Company had approximately 9,000 retail locations, more than 1,000 walk-in and primary care medical clinics and a leading pharmacy benefits manager with approximately 87 million plan members and expanding specialty pharmacy solutions. The Company also serves an estimated more than 37 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is creating new sources of value through its integrated model allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

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

Overview of the Pharmacy & Consumer Wellness Segment

The Pharmacy & Consumer Wellness segment dispenses prescriptions in its CVS Pharmacy® retail locations and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs, diagnostic testing and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of September 30, 2025, the Pharmacy & Consumer Wellness segment operated approximately 9,000 retail locations, as well as online retail pharmacy websites, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three and nine months ended September 30, 2025 and 2024, and the significant developments affecting the Company’s financial condition since December 31, 2024. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

Summary of Consolidated Financial Results

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2025 vs 2024		Nine Months Ended September 30, 2025 vs 2024
In millions	2025	2024	2025	2024	$	%	$	%
Revenues:
Products	$64,590	$59,674	$182,866	$169,610	$4,916	8.2%	$13,256	7.8%
Premiums	33,719	30,925	100,734	91,983	2,794	9.0%	8,751	9.5%
Services	3,930	4,279	11,135	12,108	(349)	(8.2)%	(973)	(8.0)%
Net investment income	632	550	1,639	1,398	82	14.9%	241	17.2%
Total revenues	102,871	95,428	296,374	275,099	7,443	7.8%	21,275	7.7%
Operating costs:
Cost of products sold	57,045	52,948	162,107	151,019	4,097	7.7%	11,088	7.3%
Health care costs	32,020	29,922	92,472	85,578	2,098	7.0%	6,894	8.1%
Operating expenses	11,288	10,557	33,522	31,185	731	6.9%	2,337	7.5%
Goodwill impairment	5,725	—	5,725	—	5,725	100.0%	5,725	100.0%
Restructuring charges	—	1,169	—	1,169	(1,169)	(100.0)%	(1,169)	(100.0)%
Total operating costs	106,078	94,596	293,826	268,951	11,482	12.1%	24,875	9.2%
Operating income (loss)	(3,207)	832	2,548	6,148	(4,039)	(485.5)%	(3,600)	(58.6)%
Gain on deconsolidation of subsidiary	483	—	483	—	483	100.0%	483	100.0%
Interest expense	(784)	(752)	(2,332)	(2,200)	(32)	(4.3)%	(132)	(6.0)%
Other income	26	25	83	74	1	4.0%	9	12.2%
Income (loss) before income tax provision	(3,482)	105	782	4,022	(3,587)	(3416.2)%	(3,240)	(80.6)%
Income tax provision	508	34	1,977	1,059	474	1394.1%	918	86.7%
Net income (loss)	(3,990)	71	(1,195)	2,963	(4,061)	(5719.7)%	(4,158)	(140.3)%
Net loss attributable to noncontrolling interests	15	16	20	7	(1)	(6.3)%	13	185.7%
Net income (loss) attributable to CVS Health	$(3,975)	$87	$(1,175)	$2,970	$(4,062)	(4669.0)%	$(4,145)	(139.6)%

Commentary - Three Months Ended September 30, 2025 vs. 2024

Revenues
•Total revenues increased $7.4 billion, or 7.8%, in the three months ended September 30, 2025 compared to the prior year driven by revenue growth across all operating segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $731 million, or 6.9%, in the three months ended September 30, 2025 compared to the prior year. The increase in operating expenses was primarily due to a $320 million opioid litigation charge related to a change in the Company’s accrual for ongoing opioid litigation matters recorded during the three months ended September 30, 2025, as well as increased investments in colleagues and capabilities.

•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income (loss)
•During the three months ended September 30, 2025, the Company incurred an operating loss of $3.2 billion compared to operating income of $832 million in the prior year. The difference was primarily driven by a $5.7 billion goodwill impairment charge related to the Health Care Delivery reporting unit, partially offset by improved operating performance in the Health Care Benefits segment and the absence of approximately $1.2 billion of restructuring charges recorded in the prior year.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Gain on deconsolidation of subsidiary
•During the three months ended September 30, 2025, the gain on deconsolidation of subsidiary relates to Omnicare, LLC (“Omnicare”), a wholly-owned indirect subsidiary of CVS Health Corporation, and certain of its subsidiary entities (collectively, the “Omnicare Entities”). See Note 1 ‘‘Significant Accounting Policies’’ to the unaudited condensed consolidated financial statements for further information on the deconsolidation of the Omnicare Entities.

Interest expense
•Interest expense increased $32 million, or 4.3%, due to higher debt in the three months ended September 30, 2025, primarily as a result of long-term debt issued in December of 2024 and August of 2025.

Income tax provision
•The effective income tax rate was (14.6)% for the three months ended September 30, 2025 compared to 32.4% for the three months ended September 30, 2024. The change in the effective income tax rate was primarily due to the $5.7 billion goodwill impairment charge recorded in the three months ended September 30, 2025, which was not deductible for income tax purposes.

Commentary - Nine Months Ended September 30, 2025 vs. 2024

Revenues
•Total revenues increased $21.3 billion, or 7.7%, in the nine months ended September 30, 2025 compared to the prior year driven by revenue growth across all operating segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $2.3 billion, or 7.5%, in the nine months ended September 30, 2025 compared to the prior year. The increase in operating expenses was primarily due to $1.2 billion in legacy litigation charges related to two court decisions associated with the Company’s past business practices, the $320 million opioid litigation charge described above, as well as $288 million of pre-tax losses on Accountable Care assets, all recorded during the nine months ended September 30, 2025.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $3.6 billion, or 58.6%, in the nine months ended September 30, 2025 compared to the prior year primarily due to the $5.7 billion goodwill impairment charge related to the Health Care Delivery reporting unit, the $1.2 billion of legacy litigation charges, the $320 million opioid litigation charge, as well as the pre-tax losses on Accountable Care assets, all recorded during the nine months ended September 30, 2025. These decreases were partially offset by improved operating performance in the Health Care Benefits segment and the absence of approximately $1.2 billion of restructuring charges recorded in the prior year.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Gain on deconsolidation of subsidiary
•During the nine months ended September 30, 2025, the gain on deconsolidation of subsidiary relates to Omnicare and certain of its subsidiary entities.

Interest expense
•Interest expense increased $132 million, or 6.0%, due to higher debt in the nine months ended September 30, 2025, primarily as a result of long-term debt issued in August of 2025 and May and December of 2024.

Income tax provision
•The effective income tax rate was 252.8% for the nine months ended September 30, 2025 compared to 26.3% for the nine months ended September 30, 2024. The increase in the effective income tax rate was primarily due to the impact of the goodwill impairment charge and the legacy litigation charges recorded in the nine months ended September 30, 2025 described above, both of which were not deductible for income tax purposes.

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
•Utilization persisted at elevated levels through the third quarter of 2025. Although the level of utilization is difficult to accurately predict, at this time, the Company expects that utilization will pressure its Health Care Benefits segment and its health care delivery assets in its Health Services segment for the remainder of the year. Further utilization pressure beyond current expectations could result in the future impairment of goodwill.
•Increases in utilization beyond the Company’s projections may result in the Company having to record additional premium deficiency reserves within the Health Care Benefits segment.
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
•The Company continues to share with clients a larger portion of rebates, fees and/or discounts received from pharmaceutical manufacturers, and typically offers clients minimum pricing guarantees that cannot always be achieved. In addition, marketplace dynamics and regulatory changes have limited the Company’s ability to offer plan sponsors pricing that includes retail network “differential” or “spread.” The Company expects these trends to continue.
•The Company’s Pharmacy & Consumer Wellness segment is likely to benefit from incremental volume due to disruption across the retail pharmacy market, including the Company’s acquisition of the prescription files of certain Rite Aid pharmacies and certain Rite Aid stores.
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

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other. The Company’s segments maintain separate financial information, and the Chief Operating Decision Maker (the “CODM”) evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The Company’s CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company’s segments based on adjusted operating income (loss). Adjusted operating income is defined as operating income (loss) as measured by accounting principles generally accepted in the United States of America (“GAAP”) excluding the impact of amortization of intangible assets, net realized capital gains or losses and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. See the reconciliations of operating income (loss) (GAAP measure) to adjusted operating income (loss) below for further context regarding the items excluded from operating income (loss) in determining adjusted operating income. The CODM uses adjusted operating income as its principal measure of segment performance as it enhances the CODM’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

The following are reconciliations of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
September 30, 2025
Total revenues	$35,993	$49,266	$36,214	$133	$(18,735)	$102,871
Adjusted operating income (loss)	314	2,050	1,478	(383)	—	3,459
September 30, 2024
Total revenues	$32,996	$44,129	$32,423	$142	$(14,262)	$95,428
Adjusted operating income (loss)	(924)	2,204	1,596	(329)	—	2,547

Nine Months Ended
September 30, 2025
Total revenues	$107,061	$139,181	$101,707	$362	$(51,937)	$296,374
Adjusted operating income (loss)	3,615	5,228	4,129	(1,126)	—	11,846
September 30, 2024
Total revenues	$97,707	$126,585	$90,986	$368	$(40,547)	$275,099
Adjusted operating income (loss)	746	5,482	4,016	(996)	—	9,248
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $2.4 billion and $2.7 billion of retail co-payments for the three months ended September 30, 2025 and 2024, respectively, and $8.8 billion and $8.9 billion of retail co-payments for the nine months ended September 30, 2025 and 2024, respectively.
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

The following are reconciliations of consolidated operating income (loss) (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income (loss) to segment adjusted operating income (loss):

	Three Months Ended September 30, 2025
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$53	$(3,899)	$1,414	$(775)	$(3,207)
Amortization of intangible assets (1)	294	141	64	1	500
Net realized capital (gains) losses (2)	(33)	—	—	44	11
Acquisition-related integration costs (3)	—	—	—	27	27
Goodwill impairment (4)	—	5,725	—	—	5,725
Health Care Delivery clinic closure charge (5)	—	83	—	—	83
Opioid litigation charge (6)	—	—	—	320	320
Adjusted operating income (loss)	$314	$2,050	$1,478	$(383)	$3,459

	Three Months Ended September 30, 2024
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$(1,229)	$2,055	$784	$(778)	$832
Amortization of intangible assets (1)	294	149	64	—	507
Net realized capital (gains) losses (2)	1	—	—	(20)	(19)
Acquisition-related integration costs (3)	—	—	—	41	41
Office real estate optimization charges (7)	10	—	1	6	17
Restructuring charges (8)	—	—	747	422	1,169
Adjusted operating income (loss)	$(924)	$2,204	$1,596	$(329)	$2,547

	Nine Months Ended September 30, 2025
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$2,729	$(1,570)	$3,014	$(1,625)	$2,548
Amortization of intangible assets (1)	881	426	184	2	1,493
Net realized capital (gains) losses (2)	1	(15)	—	73	59
Acquisition-related integration costs (3)	—	—	—	100	100
Goodwill impairment (4)	—	5,725	—	—	5,725
Health Care Delivery clinic closure charge (5)	—	83	—	—	83
Opioid litigation charge (6)	—	—	—	320	320
Office real estate optimization charges (7)	4	—	2	4	10
Legacy litigation charges (8)	—	291	929	—	1,220
Loss on Accountable Care assets (9)	—	288	—	—	288
Adjusted operating income (loss)	$3,615	$5,228	$4,129	$(1,126)	$11,846

	Nine Months Ended September 30, 2024
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$(227)	$5,034	$3,076	$(1,735)	$6,148
Amortization of intangible assets (1)	881	448	192	1	1,522
Net realized capital losses (2)	82	—	—	7	89
Acquisition-related integration costs (3)	—	—	—	203	203
Opioid litigation charge (6)	—	—	—	100	100
Office real estate optimization charges (7)	10	—	1	6	17
Restructuring charges (10)	—	—	747	422	1,169
Adjusted operating income (loss)	$746	$5,482	$4,016	$(996)	$9,248
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
(3)During the three and nine months ended September 30, 2025 and 2024, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related integration costs are reflected in operating expenses within the Corporate/Other segment.
(4)During the three and nine months ended September 30, 2025, the goodwill impairment charge relates to the Health Care Delivery reporting unit within the Health Services segment.
(5)During the three and nine months ended September 30, 2025, the Health Care Delivery clinic closure charge primarily relates to the write down of long-lived assets in connection with the planned closure of certain existing Oak Street Health clinics in 2026, as well as associated severance and employee-related costs expected to be incurred. The Health Care Delivery clinic closure charge is reflected in operating expenses within the Health Services segment.
(6)During the three and nine months ended September 30, 2025 and the nine months ended September 30, 2024, the opioid litigation charges relate to changes in the Company’s accrual related to ongoing opioid litigation matters.
(7)During the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the Company’s evaluation of corporate office real estate space in response to its ongoing flexible work arrangement. The office real estate optimization charges are reflected in operating expenses within each segment.
(8)During the nine months ended September 30, 2025, the Company recorded legacy litigation charges related to two court decisions associated with its past business practices.
In April 2025, a jury found Omnicare and CVS Health Corporation liable in connection with alleged violations of the federal False Claims Act related to dispensing practices by Omnicare from 2010, prior to its acquisition by the Company in 2015, through 2018. Damages were found only with respect to Omnicare. Accordingly, the Company recorded a litigation charge of $387 million during the first quarter of 2025. During the second quarter of 2025, the Company recorded a charge of $542 million, reflecting penalties assessed under the False Claims Act. These litigation charges are reflected in operating expenses within the Pharmacy & Consumer Wellness segment.
In June 2025, a court found certain subsidiaries of CVS Health Corporation liable for damages in connection with a complaint filed in February 2014, in which the government declined to intervene, related to PBM direct and indirect remuneration reporting practices for two clients from 2010 through 2016, which the Company has since modified. In connection with this court decision, the Company recorded a litigation charge of $291 million during the second quarter of 2025. This litigation charge is reflected in operating expenses within the Health Services segment.
(9)During the nine months ended September 30, 2025, the loss on the wind down and sale of Accountable Care assets represents the pre-tax loss on the divestiture of the Company’s Medicare Shared Savings Program (“MSSP”) operations, which the Company sold in March 2025, as well as costs incurred in connection with the process of winding down the Company’s Accountable Care Organization Realizing Equity, Access and Community Health (“ACO REACH”) operations. The loss on Accountable Care assets is reflected in operating expenses within the Health Services segment.
(10)During the three and nine months ended September 30, 2024, the restructuring charges are primarily comprised of a store impairment charge, corporate workforce optimization costs, including severance and employee-related costs, and other asset impairment and related charges associated with the discontinuation of certain non-core assets. During the third quarter of 2024, the Company finalized an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with this restructuring plan, the Company completed a strategic review of its retail business and determined that it planned to close additional retail stores in 2025, and, accordingly, it recorded a store impairment charge to write down the associated lease right-of-use assets and property and equipment. In addition, during the third quarter of 2024, the Company also conducted a review of its various strategic assets and determined that it would discontinue the use of certain non-core assets, at which time impairment losses were recorded to write down the carrying value of these assets to the Company’s best estimate of their fair value. The restructuring charges associated with the store impairments are reflected within the Pharmacy & Consumer Wellness segment, other asset impairments and related charges are reflected within the Corporate/Other and Pharmacy & Consumer Wellness segments and corporate workforce optimization costs are reflected within the Corporate/Other segment.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2025 vs 2024		Nine Months Ended September 30, 2025 vs 2024
In millions, except percentages and basis points (“bps”)	2025	2024	2025	2024	$	%	$	%
Revenues:
Premiums	$33,739	$30,914	$100,731	$91,947	$2,825	9.1%	$8,784	9.6%
Services	1,741	1,659	5,023	4,684	82	4.9%	339	7.2%
Net investment income	513	423	1,307	1,076	90	21.3%	231	21.5%
Total revenues	35,993	32,996	107,061	97,707	2,997	9.1%	9,354	9.6%
Health care costs	31,319	29,443	90,696	84,359	1,876	6.4%	6,337	7.5%
MBR (Health care costs as a % of premium revenues)	92.8%	95.2%	90.0%	91.7%	(240)	bps	(170)	bps
Operating expenses	$4,621	$4,782	$13,636	$13,575	$(161)	(3.4)%	$61	0.4%
Operating expenses as a % of total revenues	12.8%	14.5%	12.7%	13.9%
Operating income (loss)	$53	$(1,229)	$2,729	$(227)	$1,282	104.3%	$2,956	1,302.2%
Operating income (loss) as a % of total revenues	0.1%	(3.7)%	2.5%	(0.2)%
Adjusted operating income (loss) (1)	$314	$(924)	$3,615	$746	$1,238	134.0%	$2,869	384.6%
Adjusted operating income (loss) as a % of total revenues	0.9%	(2.8)%	3.4%	0.8%
Premium revenues (by business):
Government	$25,968	$22,331	$76,800	$66,269	$3,637	16.3%	$10,531	15.9%
Commercial	7,771	8,583	23,931	25,678	(812)	(9.5)%	(1,747)	(6.8)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Care Benefits segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended September 30, 2025 vs. 2024

Revenues
•Total revenues increased $3.0 billion, or 9.1%, in the three months ended September 30, 2025 compared to the prior year primarily driven by increases in the Government business, largely due to the impact of the Inflation Reduction Act (“IRA”) on the Medicare Part D program.

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
•The MBR decreased to 92.8% in the three months ended September 30, 2025 compared to 95.2% in the prior year driven by the favorable year-over-year impact of premium deficiency reserves recorded as health care costs, higher favorable prior period development and improved underlying performance in the Government business. These decreases were partially offset by changes in the seasonality of the Medicare Part D program due to the impact of the IRA and the impact of higher acuity in the individual exchange product line.

Premium Deficiency Reserves
•During the three months ended September 30, 2025, the favorable impact of premium deficiency reserves included the absence of approximately $1.1 billion of premium deficiency reserves recorded during the third quarter of 2024, as well as the utilization of $174 million of premium deficiency reserves recorded during the first half of 2025.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses decreased $161 million in the three months ended September 30, 2025 compared to the prior year primarily driven by the absence of the accelerated recognition of unamortized costs in connection with the premium deficiency reserves recorded in the third quarter of 2024.

Adjusted operating income (loss)
•During the three months ended September 30, 2025, the Health Care Benefits segment had adjusted operating income of $314 million compared to an adjusted operating loss of $924 million in the prior year. The change was primarily driven by the favorable year-over-year impact of premium deficiency reserves, higher favorable prior period development and improved underlying performance in the Government business. These increases were partially offset by changes in the seasonality of the Medicare Part D program due to the impact of the IRA and the impact of higher acuity in the individual exchange product line.

Commentary - Nine Months Ended September 30, 2025 vs. 2024

Revenues
•Total revenues increased $9.4 billion, or 9.6%, in the nine months ended September 30, 2025 compared to the prior year primarily driven by increases in the Government business, largely due to the impact of the Inflation Reduction Act on the Medicare Part D program.

Medical Benefit Ratio
•The MBR decreased to 90.0% in the nine months ended September 30, 2025 compared to 91.7% in the prior year driven by improved underlying performance in the Government business and higher favorable prior period development.

Operating expenses
•Operating expenses remained relatively consistent in the nine months ended September 30, 2025 compared to the prior year.

Adjusted operating income
•Adjusted operating income increased $2.9 billion, or 384.6%, in the nine months ended September 30, 2025 compared to the prior year primarily driven by improved underlying performance in the Government business, higher favorable prior period development, as well as lower premium deficiency reserves recorded in the nine months ended September 30, 2025 compared to the prior year.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	September 30, 2025			June 30, 2025			December 31, 2024			September 30, 2024
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,536	15,314	18,850	3,608	15,251	18,859	4,691	14,160	18,851	4,751	14,155	18,906
Medicare Advantage	4,266	—	4,266	4,240	—	4,240	4,447	—	4,447	4,438	—	4,438
Medicare Supplement	1,221	—	1,221	1,236	—	1,236	1,282	—	1,282	1,291	—	1,291
Medicaid	1,978	388	2,366	1,985	401	2,386	2,094	421	2,515	2,077	436	2,513
Total medical membership	11,001	15,702	26,703	11,069	15,652	26,721	12,514	14,581	27,095	12,557	14,591	27,148

Supplemental membership information:
Medicare Prescription Drug Plan (stand-alone)			4,056			4,065			4,882			4,898

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
•Medical membership as of September 30, 2025 of 26.7 million remained consistent compared with June 30, 2025.
•Medical membership as of September 30, 2025 of 26.7 million decreased 445,000 members compared with September 30, 2024, reflecting declines in the individual exchange product line, partially offset by an increase in Commercial ASC membership.

Medicare Update
On April 7, 2025, CMS issued its final notice detailing final 2026 Medicare Advantage payment rates. Final 2026 Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 5.06%, excluding the CMS estimate of Medicare Advantage risk score trend.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of four or higher (out of five) to qualify for bonus payments. CMS released the Company’s 2026 star ratings in October 2025. The Company’s 2026 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2027. Based on the Company’s membership as of September 2025, more than 81% of the Company’s Medicare Advantage members were in plans with 2026 star ratings of at least 4.0 stars, compared to 88% of the Company’s Medicare Advantage members being in plans with 2025 star ratings of at least 4.0 stars based on the Company’s membership as of September 2024.

Health Services Segment

The following table summarizes the Health Services segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2025 vs 2024		Nine Months Ended September 30, 2025 vs 2024
In millions, except percentages	2025	2024	2025	2024	$	%	$	%
Revenues:
Products	$46,767	$41,208	$132,125	$118,417	$5,559	13.5%	$13,708	11.6%
Services	2,500	2,922	7,046	8,171	(422)	(14.4)%	(1,125)	(13.8)%
Net investment income (loss)	(1)	(1)	10	(3)	—	—%	13	433.3%
Total revenues	49,266	44,129	139,181	126,585	5,137	11.6%	12,596	10.0%
Cost of products sold	45,230	40,381	128,425	116,678	4,849	12.0%	11,747	10.1%
Health care costs	1,291	936	3,439	2,428	355	37.9%	1,011	41.6%
Operating expenses	919	757	3,162	2,445	162	21.4%	717	29.3%
Operating expenses as a % of total revenues	1.9%	1.7%	2.3%	1.9%
Goodwill impairment	$5,725	$—	$5,725	$—	$5,725	100.0%	$5,725	100.0%
Operating income (loss)	(3,899)	2,055	(1,570)	5,034	(5,954)	(289.7)%	(6,604)	(131.2)%
Operating income (loss) as a % of total revenues	(7.9)%	4.7%	(1.1)%	4.0%
Adjusted operating income (1)	$2,050	$2,204	$5,228	$5,482	$(154)	(7.0)%	$(254)	(4.6)%
Adjusted operating income as a % of total revenues	4.2%	5.0%	3.8%	4.3%
Revenues (by distribution channel):
Pharmacy network (2)	$26,408	$24,136	$74,187	$66,448	$2,272	9.4%	$7,739	11.6%
Mail & specialty (3)	20,392	17,214	58,071	52,127	3,178	18.5%	5,944	11.4%
Other	2,467	2,780	6,913	8,013	(313)	(11.3)%	(1,100)	(13.7)%
Net investment income (loss)	(1)	(1)	10	(3)	—	—%	13	433.3%
Pharmacy claims processed (4)	475.6	484.1	1,408.8	1,418.2	(8.5)	(1.8)%	(9.4)	(0.7)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Services segment operating income (loss) (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.
(2)Pharmacy network revenues relate to claims filled at retail and specialty retail pharmacies, including pharmacies owned by the Company, as well as activity associated with Maintenance Choice, which permits eligible client plan members to fill their maintenance prescriptions through mail order delivery or at a CVS pharmacy retail store for the same price as mail order.
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

Commentary - Three Months Ended September 30, 2025 vs. 2024

Revenues
•Total revenues increased $5.1 billion, or 11.6%, in the three months ended September 30, 2025 compared to the prior year primarily driven by pharmacy drug mix and brand inflation, partially offset by continued pharmacy client price improvements.

Operating expenses
•Operating expenses in the Health Services segment include selling, general and administrative expenses; and depreciation and amortization expense.
•Operating expenses increased $162 million, or 21.4%, in the three months ended September 30, 2025 compared to the prior year. The increase was primarily driven by an $83 million Health Care Delivery clinic closure charge recorded in the three months ended September 30, 2025, primarily related to the write down of long-lived assets in connection with the planned closure of certain existing Oak Street Health clinics in 2026, as well as associated severance and employee-related costs expected to be incurred.

Goodwill impairment
•During the three months ended September 30, 2025, the Company recorded a $5.7 billion goodwill impairment charge related to the Health Care Delivery reporting unit within the Health Services segment. See Note 4 ‘‘Goodwill & Other Intangibles’’ to the unaudited condensed consolidated financial statements for further information.

Adjusted operating income
•Adjusted operating income decreased $154 million, or 7.0%, in the three months ended September 30, 2025 compared to the prior year primarily driven by continued pharmacy client price improvements, partially offset by improved purchasing economics.
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
•Pharmacy claims processed decreased 1.8% on a 30-day equivalent basis in the three months ended September 30, 2025 compared to the prior year.

Commentary - Nine Months Ended September 30, 2025 vs. 2024

Revenues
•Total revenues increased $12.6 billion, or 10.0%, in the nine months ended September 30, 2025 compared to the prior year primarily driven by pharmacy drug mix and brand inflation, partially offset by continued pharmacy client price improvements.

Operating expenses
•Operating expenses increased $717 million, or 29.3%, in the nine months ended September 30, 2025 compared to the prior year. The increase was primarily due to a $291 million litigation charge, $288 million in pre-tax losses on Accountable Care assets and the $83 million Health Care Delivery clinic closure charge described above, all recorded during the nine months ended September 30, 2025.

Goodwill impairment
•During the nine months ended September 30, 2025, the Company recorded a $5.7 billion goodwill impairment charge related to the Health Care Delivery reporting unit within the Health Services segment.

Adjusted operating income
•Adjusted operating income decreased $254 million, or 4.6%, in the nine months ended September 30, 2025 compared to the prior year primarily driven by continued pharmacy client price improvements and the impact of a higher medical benefit ratio in the Company’s health care delivery business, partially offset by improved purchasing economics and pharmacy drug mix.

Pharmacy claims processed
•The Company’s pharmacy claims processed decreased 0.7% on a 30-day equivalent basis in the nine months ended September 30, 2025 compared to the prior year.

Pharmacy & Consumer Wellness Segment

The following table summarizes the Pharmacy & Consumer Wellness segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2025 vs 2024		Nine Months Ended September 30, 2025 vs 2024
In millions, except percentages	2025	2024	2025	2024	$	%	$	%
Revenues:
Products	$35,503	$31,823	$99,730	$89,195	$3,680	11.6%	$10,535	11.8%
Services	711	600	1,977	1,791	111	18.5%	186	10.4%
Total revenues	36,214	32,423	101,707	90,986	3,791	11.7%	10,721	11.8%
Cost of products sold	29,647	26,032	83,005	72,627	3,615	13.9%	10,378	14.3%
Operating expenses	5,153	4,860	15,688	14,536	293	6.0%	1,152	7.9%
Operating expenses as a % of total revenues	14.2%	15.0%	15.4%	16.0%
Restructuring charges	$—	$747	$—	$747	$(747)	(100.0)%	$(747)	(100.0)%
Operating income	1,414	784	3,014	3,076	630	80.4%	(62)	(2.0)%
Operating income as a % of total revenues	3.9%	2.4%	3.0%	3.4%
Adjusted operating income (1)	$1,478	$1,596	$4,129	$4,016	$(118)	(7.4)%	$113	2.8%
Adjusted operating income as a % of total revenues	4.1%	4.9%	4.1%	4.4%
Revenues (by major goods/service lines):
Pharmacy	$30,428	$26,666	$84,135	$73,463	$3,762	14.1%	$10,672	14.5%
Front Store	5,192	5,196	15,803	15,847	(4)	(0.1)%	(44)	(0.3)%
Other	594	561	1,769	1,676	33	5.9%	93	5.5%
Prescriptions filled (2)	461.4	431.6	1,335.0	1,269.6	29.8	6.9%	65.4	5.2%
Same store sales increase (decrease): (3)
Total	14.3%	15.5%	14.6%	9.1%
Pharmacy	16.8%	19.5%	17.5%	12.1%
Front Store	1.5%	(1.1)%	1.5%	(2.5)%
Prescription volume (2)	8.9%	9.1%	7.3%	7.1%
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
(3)Same store sales and prescription volume represent the change in revenues and prescriptions filled in the Company’s retail pharmacy stores that have been operating for greater than one year and digital sales initiated online or through mobile applications and fulfilled through the Company’s distribution centers, expressed as a percentage that indicates the increase or decrease relative to the comparable prior period. Same store metrics exclude revenues and prescriptions from infusion services operations and long-term care pharmacies. Management uses these metrics to evaluate the performance of existing stores on a comparable basis and to inform future decisions regarding existing stores and new locations. Same-store metrics provide management and investors with information useful in understanding the portion of current revenues and prescriptions resulting from organic growth in existing locations versus the portion resulting from opening new stores.

Commentary - Three Months Ended September 30, 2025 vs. 2024

Revenues
•Total revenues increased $3.8 billion, or 11.7%, in the three months ended September 30, 2025 compared to the prior year primarily driven by pharmacy drug mix and increased prescription volume, including incremental volume resulting from the Company’s Rite Aid prescription file acquisitions, partially offset by continued pharmacy reimbursement pressure.
•Pharmacy same store sales increased 16.8% in the three months ended September 30, 2025 compared to the prior year. The increase was primarily driven by pharmacy drug mix, including branded GLP-1 drugs, and the 8.9% increase in pharmacy same store prescription volume on a 30-day equivalent basis. These increases were partially offset by continued pharmacy reimbursement pressure.
•Front store same store sales increased 1.5% in the three months ended September 30, 2025 compared to the prior year.

Operating expenses
•Operating expenses in the Pharmacy & Consumer Wellness segment include payroll, employee benefits and occupancy costs associated with the segment’s stores and pharmacy fulfillment operations; selling expenses; advertising expenses; depreciation and amortization expense and certain administrative expenses.
•Operating expenses increased $293 million, or 6.0%, in the three months ended September 30, 2025 primarily due to increased investments in the segment’s colleagues and capabilities compared to the prior year.

Restructuring charges
•During the three months ended September 30, 2024, the Company recorded $747 million of restructuring charges related to the write-down of lease right-of-use assets and property and equipment in connection with the Company’s restructuring program.

Adjusted operating income
•Adjusted operating income decreased $118 million, or 7.4%, in the three months ended September 30, 2025 compared to the prior year primarily driven by continued pharmacy reimbursement pressure and increased investments in the segment’s colleagues and capabilities, partially offset by increased prescription volume.
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

Prescriptions filled
•Prescriptions filled represents the number of prescriptions dispensed through the Pharmacy & Consumer Wellness segment’s retail pharmacies and infusion services operations, as well as through the Omnicare long-term care pharmacies prior to their deconsolidation in September 2025. Management uses this metric to understand variances between actual prescriptions dispensed and expected amounts as well as trends in period-over-period results. This metric provides management and investors with information useful in understanding the impact of prescription volume on segment total revenues and operating results.
•Prescriptions filled increased 6.9% on a 30-day equivalent basis in the three months ended September 30, 2025 compared to the prior year primarily driven by increased utilization and incremental volume resulting from the Company’s Rite Aid prescription file acquisitions.

Commentary - Nine Months Ended September 30, 2025 vs. 2024

Revenues
•Total revenues increased $10.7 billion, or 11.8%, in the nine months ended September 30, 2025 compared to the prior year primarily driven by pharmacy drug mix and increased prescription volume, including incremental volume resulting from the Company’s Rite Aid prescription file acquisitions, partially offset by continued pharmacy reimbursement pressure.
•Pharmacy same store sales increased 17.5% in the nine months ended September 30, 2025 compared to the prior year. The increase was primarily driven by pharmacy drug mix, including branded GLP-1 drugs, and the 7.3% increase in pharmacy same store prescription volume on a 30-day equivalent basis. These increases were partially offset by continued pharmacy reimbursement pressure.
•Front store same store sales increased 1.5% in the nine months ended September 30, 2025 compared to the prior year.

Operating expenses
•Operating expenses increased $1.2 billion, or 7.9%, in the nine months ended September 30, 2025 compared to the prior year. The increase in operating expenses was primarily due to $929 million in litigation charges recorded during the nine months ended September 30, 2025 related to the Omnicare long-term care business and increased investments in the segment’s colleagues and capabilities compared to the prior year.

Restructuring charges
•During the nine months ended September 30, 2024, the Company recorded $747 million of restructuring charges related to the write-down of lease right-of-use assets and property and equipment in connection with the Company’s restructuring program.

Adjusted operating income
•Adjusted operating income increased $113 million, or 2.8%, in the nine months ended September 30, 2025 compared to the prior year primarily driven by increased prescription volume, partially offset by continued pharmacy reimbursement pressure and increased investments in the segment’s colleagues and capabilities.

Prescriptions filled
•Prescriptions filled increased 5.2% on a 30-day equivalent basis in the nine months ended September 30, 2025 compared to the prior year primarily driven by increased utilization and incremental volume resulting from the Company’s Rite Aid prescription file acquisitions.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2025 vs 2024		Nine Months Ended September 30, 2025 vs 2024
In millions, except percentages	2025	2024	2025	2024	$	%	$	%
Revenues:
Premiums	$11	$11	$34	$36	$—	—%	$(2)	(5.6)%
Services	2	3	6	7	(1)	(33.3)%	(1)	(14.3)%
Net investment income	120	128	322	325	(8)	(6.3)%	(3)	(0.9)%
Total revenues	133	142	362	368	(9)	(6.3)%	(6)	(1.6)%
Health care costs	47	49	133	142	(2)	(4.1)%	(9)	(6.3)%
Operating expenses	861	449	1,854	1,539	412	91.8%	315	20.5%
Restructuring charges	—	422	—	422	(422)	(100.0)%	(422)	(100.0)%
Operating loss	(775)	(778)	(1,625)	(1,735)	3	0.4%	110	6.3%
Adjusted operating loss (1)	(383)	(329)	(1,126)	(996)	(54)	(16.4)%	(130)	(13.1)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended September 30, 2025 vs. 2024

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues remained relatively consistent in the three months ended September 30, 2025 compared to the prior year.

Adjusted operating loss
•Adjusted operating loss increased $54 million, or 16.4%, in the three months ended September 30, 2025 compared to the prior year primarily driven by increased investments in colleagues and capabilities.

Commentary - Nine Months Ended September 30, 2025 vs. 2024

Revenues
•Total revenues remained relatively consistent in the nine months ended September 30, 2025 compared to the prior year.

Adjusted operating loss
•Adjusted operating loss increased $130 million, or 13.1%, in the nine months ended September 30, 2025 compared to the prior year primarily driven by increased investments in colleagues and capabilities.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of September 30, 2025, the Company had approximately $9.1 billion in cash and cash equivalents, approximately $2.3 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash during the nine months ended September 30, 2025 and 2024 was as follows:

	Nine Months Ended September 30,		Change
In millions, except percentages	2025	2024	$	%
Net cash provided by operating activities	$7,249	$7,247	$2	—%
Net cash used in investing activities	(3,873)	(7,066)	3,193	45.2%
Net cash used in financing activities	(2,908)	(1,566)	(1,342)	(85.7)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$468	$(1,385)	$1,853	133.8%

Commentary

•Net cash provided by operating activities remained consistent at $7.2 billion in the nine months ended September 30, 2025 compared to the prior year.
•Net cash used in investing activities decreased by $3.2 billion in the nine months ended September 30, 2025 compared to the prior year primarily due to lower net purchases of investments in the nine months ended September 30, 2025 compared to the prior year, partially offset by cash paid to acquire the prescription files of certain Rite Aid pharmacies in the nine months ended September 30, 2025.
•Net cash used in financing activities increased by $1.3 billion in the nine months ended September 30, 2025 compared to the prior year primarily due to higher repayments of long-term debt and commercial paper, as well as lower proceeds from the issuance of long-term senior notes in the nine months ended September 30, 2025, partially offset by higher share repurchases in the prior year.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company had $1.2 billion of commercial paper outstanding at a weighted average interest rate of 4.64% as of September 30, 2025. In connection with its commercial paper program, the Company maintains a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2028, a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2029, and a $2.5 billion, five-year unsecured back-up revolving credit facility, which expires on May 16, 2030. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of September 30, 2025, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston
A subsidiary of the Company is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of September 30, 2025 was approximately $1.3 billion. As of September 30, 2025, there were no outstanding advances from the FHLBB.

Long-term Borrowings

2025 Notes
On August 15, 2025, the Company issued $750 million aggregate principal amount of 5.0% senior notes due September 2032, $1.5 billion aggregate principal amount of 5.45% senior notes due September 2035, $1.25 billion aggregate principal amount of 6.2% senior notes due September 2055 and $500 million aggregate principal amount of 6.25% senior notes due September 2065 for total proceeds of approximately $4.0 billion, net of discounts and underwriting fees. The net proceeds of these offerings were used to repay existing indebtedness, including borrowings under the Company’s commercial paper program, as well as for general corporate purposes.

Debt Covenants

The Company’s back-up revolving credit facilities, term loan agreement and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of September 30, 2025, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of September 30, 2025, the Company’s long-term debt was rated “BBB” by Fitch Ratings, Inc. (“Fitch”), “Baa3” by Moody’s Investor Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “F2” by Fitch, “P-3” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Negative” by both Fitch and S&P and “Stable” by Moody’s. In assessing the Company’s credit strength, the Company believes that Fitch, Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies, as well as its consolidated balance sheet, its historical acquisition activity and other financial information, including the Company’s expectations for full year earnings and cash flows. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot predict the future actions of Moody’s, S&P and/or Fitch. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Programs

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of September 30, 2025
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the nine months ended September 30, 2025, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2024, the Company repurchased an aggregate of 39.7 million shares of common stock for approximately $3.0 billion pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transaction described below.

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

Recoverability of Goodwill

During the fourth quarter of 2024, the Company performed its required annual impairment test of goodwill. The results of the impairment tests indicated that there was no impairment of goodwill as of the 2024 testing date. The fair values of the reporting units with goodwill exceeded their carrying values by significant margins, with the exception of the Government reporting unit and the Health Care Delivery reporting unit which exceeded their carrying values by approximately 4% and 8%, respectively.

During 2025, the Health Care Delivery reporting unit continued to experience challenges, including the impact of persistent elevated utilization levels. In order to best respond to these challenges, the Company made a number of changes to its Health Care Delivery management team during 2025. During the third quarter of 2025, this new management team finalized certain strategic changes, including the determination that it would reduce the number of new primary care clinics it would open in 2026 and annually thereafter. The Company also determined that it would close certain existing Oak Street Health clinics in 2026. The strategy changes were presented to CVS Health Corporation’s Board of Directors in September 2025.

These changes are expected to impact management’s ability to grow the business at the rate that was originally estimated when the Company acquired the associated care delivery assets in 2023 and when the prior year annual goodwill impairment test was performed. Accordingly, the Health Care Delivery management team updated its financial projections to reflect these changes for 2026 and beyond. Based on these updated projections, management determined that there were indicators that the Health Care Delivery reporting unit’s goodwill may be impaired and, accordingly, an interim goodwill impairment test was performed during the third quarter of 2025.

The results of the impairment test showed that the fair value of the Health Care Delivery reporting unit was lower than its carrying value, resulting in a $5.7 billion goodwill impairment charge. The fair value of the Health Care Delivery reporting unit was determined using a combination of a discounted cash flow method and a market multiple method. In addition to the lower financial projections, lower market multiples of the peer group companies contributed to the amount of the goodwill impairment charge. As of September 30, 2025, the remaining goodwill balance in the Health Care Delivery reporting unit after recording the goodwill impairment was approximately $4.2 billion.

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

Although the Company believes the financial projections used to determine the fair value of the Health Care Delivery reporting unit were reasonable and achievable, continued utilization pressure and further reductions to the number of existing primary care centers or new primary care center openings may affect the Company’s ability to increase operating results in the Health Care Delivery reporting unit at the rate estimated when such goodwill impairment test was performed. Some of the key assumptions included in the Company’s financial projections to determine the estimated fair value of its Health Care Delivery reporting unit include future revenue growth rates, including the impact of annual new primary care center openings, and operating income. The estimated fair value of the Health Care Delivery reporting unit is also dependent on multiples of market participants in the care delivery industry, as well as the risk-free interest rate environment which impacts the discount rate used in the discounted cash flow method. If the Company does not achieve its forecasts, given that the fair value and the carrying value of the Health Care Delivery reporting unit were the same as of September 30, 2025, it is reasonably possible in the near term that the goodwill of the Health Care Delivery reporting unit could be deemed to be impaired again by a material amount.

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

Form 10-Q Table of Contents
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

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of September 30, 2025, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended September 30, 2025, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase programs authorized by CVS Health Corporation’s Board of Directors on November 17, 2022 and December 9, 2021. See Note 8 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 through July 31, 2025	—	$—	—	$11,500,000,143
August 1, 2025 through August 31, 2025	—	$—	—	$11,500,000,143
September 1, 2025 through September 30, 2025	—	$—	—	$11,500,000,143
	—		—

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of CVS Health Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

INDEX TO EXHIBITS

4	Instruments defining the rights of security holders, including indentures

4.1	Form of the Registrant’s 2032 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 15, 2025).

4.2	Form of the Registrant’s 2035 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 15, 2025).

4.3	Form of the Registrant’s 2055 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 15, 2025).

4.4	Form of the Registrant’s 2065 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed August 15, 2025).

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated October 29, 2025 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	October 29, 2025	By:	/s/ Brian O. Newman
Brian O. Newman
Executive Vice President and Chief Financial Officer