Form 10-K
period 2025-12-31
CVS HEALTH Corp
filed 2026-02-10
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
        (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $86,382,523,283 as of June 30, 2025, based on the closing price of the common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.
As of February 4, 2026, the registrant had 1,272,211,063 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following materials are incorporated by reference into this Form 10-K:
Information contained in the definitive proxy statement for CVS Health Corporation’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

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

Certain information contained in this 10-K is forward-looking within the meaning of the Reform Act or Securities and Exchange Commission (“SEC”) rules. This information includes, but is not limited to: “Trends and Uncertainties” of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in Item 7, “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A, “Government Regulation” included in Item 1, and “Risk Factors” included in Item 1A. In addition, throughout this 10-K and our other reports and communications, we use the following words or variations or negatives of these words and similar expressions when we intend to identify forward-looking statements:

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

PART I

Item 1. Business.

Overview

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading health solutions company building a world of health around every consumer it serves and connecting care so that it works for people wherever they are. As of December 31, 2025, we had approximately 9,000 retail locations, more than 1,000 walk-in and primary care medical clinics and a leading pharmacy benefits manager with approximately 87 million plan members and expanding specialty pharmacy solutions. We serve an estimated more than 37 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). We are creating new sources of value through our integrated model allowing us to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other.

Business Strategy

Our ambition at CVS Health is to be America’s most trusted health care company. Our purpose is to simplify health care one person, one family and one community at a time. Across our unique collection of businesses, our work is rooted in our values: we care, we innovate with purpose, we are accountable and we prioritize safety and quality. Our strategy is focused on simplifying health care experiences, improving engagement, lowering costs and delivering better health outcomes. We expect to create sustainable shareholder value by delivering best-in-class execution, transforming consumer experiences, being the partner of choice and harnessing enterprise capabilities, enabled by innovation and capital stewardship.

Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers through its Aetna® operations, serving an estimated more than 37 million people as of December 31, 2025. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s primary customers, its members, primarily access the segment’s products and services through employer groups, government-sponsored plans or individually. The Health Care Benefits segment also serves customers who purchase products and services that are ancillary to its health insurance products.

Health Care Benefits Products and Services

The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk of medical and dental care costs) as “ASC.” Health Care Benefits segment products and services consist of the following:

•Commercial Medical: The Health Care Benefits segment offers point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit (“Indemnity”) plans. Commercial medical products also include health savings accounts (“HSAs”) and consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs). Principal products and services are targeted specifically to large multi-site national, mid-sized and small employers, individual insureds and expatriates. The Company offers medical stop loss insurance coverage for certain employers who elect to self-insure their health benefits. Under medical stop loss insurance products, the Company assumes risk for costs associated with large individual claims and/or aggregate loss experience within an employer’s plan above a pre-set annual threshold. The segment also has a portfolio of additional health products and services that complement its medical products such as dental plans, behavioral health and employee assistance products, provider network access and vision products. The Company also sold Insured plans directly to individual consumers through the individual public health insurance exchanges (“Public Exchanges”) through the year ended December 31, 2025. The Company exited the states in which Aetna operated on the Public Exchanges effective January 2026.
•Government Medical: In select geographies, the Health Care Benefits segment offers Medicare Advantage plans, Medicare Supplement plans and prescription drug coverage for Medicare beneficiaries; participates in Medicaid and subsidized Children’s Health Insurance Programs (“CHIP”); and participates in demonstration projects for members who are eligible for both Medicare and Medicaid (“Duals”). These Government Medical products are further described below:
•Medicare Advantage: Through annual contracts with the U.S. Centers for Medicare & Medicaid Services (“CMS”), the Company offers HMO and PPO products for eligible individuals in certain geographic areas through the Medicare Advantage program. Members typically receive enhanced benefits over traditional fee-for-service Medicare coverage (“Original Medicare”), including reduced cost-sharing for preventive care, vision and other services. The Company offered network-based HMO and/or PPO plans in 44 states and Washington, D.C. in 2025. For certain qualifying employer groups, the Company offers Medicare PPO products nationally. When combined with the Company’s PDP product, these national PPO plans form an integrated national Insured Medicare product for employers that provides medical and pharmacy benefits.
•Medicare PDP: The Company is a national provider of drug benefits under the Medicare Part D prescription drug program. All Medicare eligible individuals are eligible to participate in this voluntary prescription drug plan. Members typically receive coverage for certain prescription drugs, usually subject to a deductible, co-insurance and/or co-payment. The Company offered PDP plans in all 50 states and Washington, D.C. in 2025.
•Medicare Supplement: For certain Medicare eligible members, the Company offers supplemental coverage for certain health care costs not covered by Original Medicare. The products included in the Medicare Supplement portfolio help to cover some of the gaps in Original Medicare, and include coverage for Medicare deductibles and coinsurance amounts. The Company offered a wide selection of Medicare Supplement products in 49 states and Washington, D.C. in 2025.
•Medicaid and CHIP: The Company offers health care management services to individuals eligible for Medicaid and CHIP under multi-year contracts with government agencies in various states that are subject to annual appropriations. CHIP are state-subsidized insurance programs that provide benefits for families with uninsured children. The Company offered these services on an Insured or ASC basis in 15 states in 2025.
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

Health Care Benefits Provider Networks

The Company contracts with physicians, hospitals and other providers for services they provide to the Company’s members. The Company uses a variety of techniques designed to help encourage appropriate utilization of medical services (“utilization”) and maintain affordability of quality coverage. In addition to contracts with providers for negotiated rates of reimbursement, these techniques include creating risk sharing arrangements that align economic incentives with providers, the development and implementation of guidelines for the appropriate utilization and the provision of data to providers to enable them to improve health care quality. At December 31, 2025, the Company’s underlying nationwide provider network had approximately 2.0 million participating providers. Other providers in the Company’s provider networks also include laboratory, imaging, urgent care and other freestanding health facilities.

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

Aetna Life Insurance Company (“ALIC”), a wholly-owned subsidiary of the Company, has received nationwide NCQA PPO Health Plan accreditation. As of December 31, 2025, all of the Company’s Commercial HMO and all of ALIC’s PPO members who were eligible participated in HMOs or PPOs that are accredited by the NCQA.

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

The Company markets both Commercial Insured and ASC products and services primarily to employers that sponsor the Company’s products for the benefit of their employees and their employees’ dependents. Frequently, larger employers offer employees a choice among coverage options from which the employee makes his or her selection during a designated annual open enrollment period. Typically, employers pay all of the monthly premiums to the Company and, through payroll deductions, obtain reimbursement from employees for a percentage of the premiums that is determined by each employer. Some Health Care Benefits products are sold directly to employees of employer groups on a fully employee-funded basis. In some cases, the Company bills the covered individual directly. The Company also sold Insured plans directly to individual consumers in certain geographies through the year ended December 31, 2025.

The Company offers Insured Medicare coverage on an individual basis as well as through employer groups to their retirees. Medicaid and CHIP members are enrolled on an individual basis. The Company also offers Insured health care coverage to members who are dually-eligible for both Medicare and Medicaid.

Health Care Benefits products are sold through: the Company’s sales personnel; independent brokers, agents and consultants who assist in the production and servicing of business; and private health insurance exchanges (“Private Exchanges”). For large employers or other entities that sponsor the Company’s products (“plan sponsors”), independent consultants and brokers are frequently involved in employer health plan selection decisions and sales. In some instances, the Company may pay commissions, fees and other amounts to brokers, agents, consultants and sales representatives who place business with the Company. In certain cases, the customer pays the broker for services rendered, and the Company may facilitate that arrangement by collecting the funds from the customer and transmitting them to the broker. The Company supports marketing and sales efforts with an advertising program that may include television, radio, billboards, print media and social media, supplemented by market research and direct marketing efforts.

The U.S. federal government is a significant customer of the Health Care Benefits segment through contracts with CMS for coverage of Medicare-eligible individuals and federal employee-related benefit programs. Other than the contracts with CMS, the Health Care Benefits segment is not dependent upon a single customer or a few customers the loss of which would have a significant effect on the earnings of the segment. The loss of business from any one or a few independent brokers or agents would not have a material adverse effect on the earnings of the Health Care Benefits segment. Health Care Benefits segment revenues from the federal government accounted for approximately 20% of the Company’s consolidated total revenues in 2025, 2024 and 2023. Contracts with CMS for coverage of Medicare-eligible individuals in the Health Care Benefits segment accounted for approximately 79%, 74% and 73%, respectively, of the Company’s consolidated revenues from the federal government in 2025, 2024 and 2023.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of 4 or higher (out of 5) to qualify for bonus payments. CMS released the Company’s 2026 star ratings in October 2025. The Company’s 2026 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2027. Based on the Company’s membership as of December 2025, more than 81% of the Company’s Medicare Advantage members were in plans with 2026 star ratings of at least 4.0 stars, compared to 88% of the Company’s Medicare Advantage members being in plans with 2025 star ratings of at least 4.0 stars based on the Company’s membership as of December 2024.

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

Health Care Benefits Seasonality

The Health Care Benefits segment’s quarterly operating income progression is impacted by (i) the seasonality of benefit costs which generally increase during the year as Insured members progress through their annual deductibles and out-of-pocket expense limits, (ii) continued changes in product mix between Commercial and Government medical membership and (iii) the seasonality of operating expenses, which are generally the highest during the fourth quarter due primarily to spending to support readiness for the start of the upcoming plan year and marketing associated with Medicare annual enrollment. The Health Care Benefit segment’s quarterly operating income progression may be impacted by exogenous factors, which include regulatory or legal changes, as well as shifting care patterns. During the year ended December 31, 2025, the Health Care Benefits segment’s operating income progression in its Medicare product line was impacted by changes resulting from the Inflation Reduction Act (the “IRA”), which resulted in a shift in the pattern of earnings throughout the year, including lower earnings in the second half of the year compared to the first half of the year.

Health Care Benefits Competition

The health care benefits industry is highly competitive, primarily due to a large number of for-profit and not-for-profit competitors, competitors’ marketing and pricing and a proliferation of competing products, including new products that are continually being introduced into the marketplace. New entrants into the marketplace, as well as consolidation within the industry, have contributed to and are expected to intensify the competitive environment. In addition, the rapid pace of change as the industry evolves towards a consumer-focused retail marketplace, including Private Exchanges and Public Exchanges, and the increased use of technology to interact with members, providers and customers, increase the risks the Company faces from new entrants and disruptive actions by existing competitors compared to prior periods.

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

Health Services Segment

The Health Services segment provides a full range of PBM solutions through its CVS Caremark® operations and delivers health care services in its medical clinics, virtually, and in the home. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. The segment also works directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products through its CordavisTM subsidiary. The Health Services segment’s health care delivery assets include Signify Health, Inc. (“Signify Health”), a leader in health risk assessments and value-based care, and Oak Street Health, Inc. (“Oak Street Health”), a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients. The Health Services segment’s clients and customers are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care (“Managed Medicaid”) plans, CMS, plans offered on Private Exchanges and Public Exchanges and other sponsors of health benefit plans throughout the U.S., patients who receive care in the Health Services segment’s medical clinics, virtually or in the home, as well as Covered Entities. During the year ended December 31, 2025, the Company’s PBM filled or managed 1.9 billion prescriptions on a 30-day equivalent basis.

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

Retail Pharmacy Network Management Services
The Company maintains a national network of approximately 63,000 retail pharmacies, consisting of approximately 34,500 chain pharmacies (which include CVS pharmacy locations) and approximately 28,500 independent pharmacies, in the U.S., including Puerto Rico, the District of Columbia, Guam and the U.S. Virgin Islands. When a customer fills a prescription in a retail pharmacy, the pharmacy sends prescription data electronically to the Company from the point-of-sale. This data interfaces with the Company’s proprietary prescription management systems, which verify relevant plan member data and eligibility, while also performing a drug utilization review to help evaluate clinical appropriateness and safety and confirming that the pharmacy will receive payment for the prescription.

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

Clinical Services
The Company offers multiple clinical programs and services to help clients manage overall pharmacy and health care costs in a clinically appropriate manner. These programs are primarily designed to promote better health outcomes and to help target inappropriate medication utilization and non-adherence to medication, each of which may result in adverse medical events that negatively affect member health and client pharmacy and medical spend. These programs include utilization management (“UM”), medication management, quality assurance, adherence and counseling programs to complement the client’s plan design and clinical strategies. The Company offers an integrated strategy that aims to help decrease the potential for inappropriate opioid use while preserving access for those with genuine chronic pain needs through concurrent and retrospective claims’ review. In addition, this strategy aims to address potential fraud, waste, and abuse across multiple drug classes through surveillance and communications to prescribers and pharmacies. Core medication support products such as Pharmacy Advisor and Drug Savings Review optimize utilization through digital, phone, in-person, and provider-facing outreach to help participating plan members with certain chronic diseases to identify gaps in care, adhere to their prescribed medications, ensure efficient use of those medications, and manage their overall health conditions. The CVS Weight ManagementTM program optimizes utilization of GLP-1 medication and provides the label-recommended lifestyle support and coaching to maximize and maintain weight loss on these therapies, while addressing new indications (e.g., cardiovascular disease). The Company also has digital connectivity that helps to lower drug costs for patients by providing expanded visibility to lower cost alternatives through enhanced analytics and data sharing.

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

The Company is committed to expanding value-based care in the U.S. and delivering higher quality care to patients at a lower overall cost to the industry. The Company primarily operates in value-based care through its Oak Street Health primary care centers. Oak Street Health operates retail-like, community-based centers that provide medical primary care services and support Medicare eligible patients in the management of chronic illnesses and the prevention of unnecessary acute events. The Company integrates population health analytics, social support services and primary care into the care model to drive improved patient outcomes. The Company contracts with health plans and CMS to generate medical costs savings, assume full financial risk of its patients and realize a return on its investment in primary care.

The Company’s clinics implement a branded and consumer-focused design to create a welcoming environment that engages patients in highly accessible, convenient locations close to where patients live, work and shop. As of December 31, 2025, the Company operated 246 centers across 27 states. During the year ended December 31, 2025, the Company’s centers provided care for approximately 500,000 patients.

Prior to 2025, the Company also provided enablement services to health systems primarily through two programs administered by CMS: the Accountable Care Organization Realizing Equity, Access and Community Health (“ACO REACH”) program and the Medicare Shared Savings Program (“MSSP”). During the first quarter of 2025, the Company determined that it would substantially exit both the ACO REACH program and the MSSP.

In-Home Health Evaluations
As a complement to its value-based care delivery, the Company operates a large mobile network of credentialed providers in the U.S. through its Signify Health business. These credentialed providers are deployed into the home primarily to conduct in-home health evaluations (“IHEs”) and perform select diagnostic services. IHEs may also be performed virtually or at a healthcare provider facility. During the year ended December 31, 2025, the Company performed more than 3.5 million IHEs.

While in the home, providers perform IHEs with the assistance of the Company’s longitudinal patient records and proprietary clinical workflow software with its integrated device hub. The Company’s software guides clinical workflows as well as in-home diagnostic screenings, yielding a rich patient report of hundreds of data points. The Company also offers diagnostic and preventive services and provides comprehensive medication review services while in the home. Through its IHEs, the Company creates a comprehensive, documented record of the clinical, social and behavioral needs of its health plan customers’ medically complex populations and seeks to further engage these populations with the healthcare system.

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

MinuteClinic
As of December 31, 2025, the Company operated more than 800 MinuteClinic locations in the U.S. The clinics are staffed by nurse practitioners and physician assistants who utilize nationally established guidelines to deliver a variety of health care services, including expanding primary care services. Payors value these clinics because they provide convenient, high-quality, cost-effective care, in many cases offering an attractive alternative to more expensive sites of care. MinuteClinic also offers virtual care services to connect customers with licensed providers to provide access to health services remotely. MinuteClinic is collaborating with the Company’s medical and pharmacy members to help meet the needs of the Company’s health plan and client plan members by offering programs that can improve member health and lower costs. MinuteClinic also maintains relationships with leading hospitals, clinics and physicians in the communities we serve to support and enhance quality, access and continuity of care.

Cordavis
The Company launched Cordavis, a wholly-owned subsidiary that works directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products. Through Cordavis, the Company intends to develop a portfolio of products that will provide broader access to biosimilars in the U.S. As access to biosimilars increases, it is expected to generate more competition in the market which should lead to lower costs and result in higher savings for our clients.

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

Health Services Clients & Customers

The Company’s Health Services clients and customers are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Managed Medicaid plans, CMS, plans offered on Private Exchanges and Public Exchanges and other sponsors of health benefit plans throughout the U.S., patients who receive care in the Health Services segment’s medical clinics, virtually or in the home, as well as Covered Entities. The Health Services segment’s revenues are primarily generated from the sale and managing of prescription drugs to eligible members in benefit plans maintained by clients. Pharmaceuticals are provided to eligible members in benefit plans maintained by clients and utilize the Company’s information systems, among other things, to help perform safety checks, drug interaction screening and identify opportunities for generic substitution.

The Company’s primary care operations rely on its value-based capitated partnerships with payors and CMS which manage and market Medicare Advantage plans across the U.S. The Company had strategic value-based relationships with over 25 different payors as of December 31, 2025, including each of the top 5 national payors by number of Medicare Advantage patients. These existing contracts and relationships and their understanding of the value of the Company’s model reduces the risk of entering into new markets as the Company typically has payor contracts before entering a new market. Maintaining, supporting and growing these relationships, particularly as the Company enters new geographies, is critical to its long-term success.

The Company’s IHE operations customers are primarily Medicare Advantage health plans, making up approximately 85% of its total IHE volume. In 2025, the Company had IHE contracts with 46 health plans in the U.S., including 24 of the 50 largest Medicare Advantage plans.

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

Pharmacy & Consumer Wellness Segment

The Pharmacy & Consumer Wellness segment dispenses prescriptions in its CVS Pharmacy® retail locations and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of December 31, 2025, the Pharmacy & Consumer Wellness segment operated approximately 9,000 retail locations, as well as online retail pharmacy websites, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services. During the year ended December 31, 2025, the Pharmacy & Consumer Wellness segment filled 1.8 billion prescriptions on a 30-day equivalent basis and dispensed approximately 28.5% of total retail pharmacy prescriptions in the U.S.

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

Pharmacy & Consumer Wellness revenues by major product group are as follows:

	Percentage of Revenues
	2025	2024	2023
Pharmacy (1)	82.9%	80.9%	78.9%
Front store and other (2)	17.1%	19.1%	21.1%
	100.0%	100.0%	100.0%
_____________________________________________
(1)Pharmacy includes sales in pharmacies within Target Corporation (“Target”) and other retail stores. Pharmacy also includes revenues associated with long-term care pharmacy (“LTC”) operations prior to the deconsolidation of Omnicare, LLC (“Omnicare”) and associated subsidiaries in September 2025. See “Subsidiary Bankruptcy” within Note 1 ‘‘Significant Accounting Policies’’ included in Item 8 of this 10-K for additional information.
(2)“Other” represents less than 11% of the “Front store and other” revenue category in all periods presented.

Pharmacy
Pharmacy revenues represented over three-fourths of Pharmacy & Consumer Wellness segment revenues in each of 2025, 2024 and 2023. The Company believes that retail pharmacy operations will continue to represent a critical part of the Company’s business due to industry demographics, e.g., an aging American population consuming a greater number of prescription drugs, prescription drugs being used more often as the first line of defense for managing illness, the introduction of new pharmaceutical products, the need for vaccinations and Medicare Part D growth. The Company believes the retail pharmacy business benefits from investment in both people and technology, as well as innovative collaborations with health plans, PBMs and providers. Given the nature of prescriptions, consumers want their prescriptions filled accurately by professional pharmacists using the latest tools and technology, and ready when promised. Consumers also need medication management programs and better information to help them get the most out of their health care dollars. To assist consumers with these needs, the Company has introduced integrated pharmacy health care services that provide an earlier, easier and more effective approach to engaging consumers in behaviors that can help lower costs, improve health and save lives.

Front Store
Front store revenues reflect the Company’s strategy of innovating with new and unique products and services, using innovative personalized marketing and adjusting the mix of merchandise to match customers’ needs and preferences. A key component of the front store strategy is the ExtraCare® card program, which is one of the largest and most successful retail loyalty programs in the U.S. The ExtraCare program allows the Company to balance marketing efforts so it can reward its best customers by providing them with automatic sale prices, customized coupons, ExtraBucks® rewards and other benefits. The Company also offers a subscription-based membership program, ExtraCare PlusTM, under which members are entitled to a suite of benefits delivered over the course of the subscription period, as well as a promotional reward that can be redeemed for future goods and services. The Company continues to launch and enhance new and exclusive brands to create unmatched offerings and deliver other unique product offerings, including a full range of high-quality proprietary brand products that are only available through CVS stores. The Company currently carries approximately 4,500 proprietary brand products, which accounted for approximately 20% of front store revenues during 2025.

Specialty and Mail Order Pharmacy Fulfillment Services
The Pharmacy & Consumer Wellness segment provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings, in exchange for which the Health Services segment pays an administrative service fee to the Pharmacy & Consumer Wellness segment.

Long-term Care Pharmacy Operations
The Pharmacy & Consumer Wellness segment distributed prescription drugs and provided related pharmacy consulting and ancillary services to long-term care facilities and other care settings through Omnicare and certain of its subsidiary entities prior to the deconsolidation of these subsidiaries in September 2025. See “Subsidiary Bankruptcy” within Note 1 ‘‘Significant Accounting Policies’’ included in Item 8 of this 10-K for additional information.

Community Location Development

CVS Health’s community health destinations are an integral part of its ability to meet the needs of consumers and maintain its leadership position in the changing health care landscape. When paired with its rapidly expanding digital presence, the Company’s physical presence in thousands of communities across the country represents a competitive advantage by allowing it to develop deep and trusted relationships through everyday engagement in consumer health. The Company’s community health destinations have played, and will continue to play, a key role in the Company’s continued growth and success. During 2025, the Company opened 87 new locations, relocated 5 locations and closed 243 locations.

The Company’s continuous assessment of its national footprint is an essential component of competing effectively in the current health care environment. On an ongoing basis, the Company evaluates changes in population, consumer buying patterns and future health needs to assess the ability of its existing stores and locations to meet the needs of its consumers and the business. During the third quarter of 2024, in connection with an enterprise-wide restructuring plan, the Company completed a strategic review of its retail business and announced plans to close certain retail stores in 2025. During the year ended December 31, 2025, the Company closed 221 retail stores in connection with this action.

Pharmacy & Consumer Wellness Information Systems

The Company has continued to invest in information systems to enable it to deliver exceptional customer service, enhance safety and quality, and expand patient care services while lowering operating costs. The proprietary WeCARE Workflow tool supports pharmacy teams by prioritizing work to meet customer expectations, facilitating prescriber outreach, and seamlessly integrating clinical programs. This solution delivers improved efficiency and enhances customer experience, as well as provides a framework to accommodate the evolution of pharmacy practice and the expansion of clinical programs. The Company’s Health Engagement Engine technology and data science clinical algorithms enable the Company to help identify opportunities for pharmacists to deliver face-to-face counseling regarding patient health and safety matters, including medication adherence issues, gaps in care and management of certain chronic health conditions. The Company’s digital strategy is to empower the consumer to navigate their pharmacy experience and manage their condition through integrated online and mobile solutions that offer utility and convenience. The Company has also established tools which enable customers to schedule vaccination appointments through CVS.com, provide instructions and notifications to the customer regarding the services, and, following administration, allow customers to access digital results for tests and records for vaccinations.

Pharmacy & Consumer Wellness Customers

The success of the Pharmacy & Consumer Wellness segment’s businesses is dependent upon the Company’s ability to establish and maintain contractual relationships with pharmacy benefit managers and other payors on acceptable terms. Substantially all of the Pharmacy & Consumer Wellness segment’s pharmacy revenues are derived from pharmacy benefit managers, managed care organizations (“MCOs”), government funded health care programs, commercial employers and other third-party payors. No single Pharmacy & Consumer Wellness payor accounted for 10% or more of the Company’s consolidated total revenues in 2025, 2024 or 2023.

Pharmacy & Consumer Wellness Seasonality

The Pharmacy & Consumer Wellness segment’s quarterly operating income progression may be impacted by (i) the timing and severity of the cough, cold and flu season, most notably during first and fourth quarters, resulting in higher administration of vaccines during those periods, (ii) the December holiday season which generally results in higher volume in the front store, and (iii) uncharacteristic or extreme weather conditions, which may adversely affect consumer shopping patterns.

Pharmacy & Consumer Wellness Competition

The retail pharmacy business is highly competitive. The Company believes that it competes principally on the basis of: (i) store location and convenience, (ii) customer service and satisfaction, (iii) product selection and variety, and (iv) price. In the areas it serves, the Company competes with other drugstore chains (e.g., Walgreens), supermarkets, discount retailers (e.g., Walmart), independent pharmacies, restrictive pharmacy networks, online retailers (e.g., Amazon), membership clubs, infusion pharmacies, as well as mail order dispensing pharmacies.

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

Use of AI

The Company recognizes that AI has the potential to reimagine health care, including simplifying care navigation, reducing costs, transforming consumer experience and enhancing the quality of and access to care. The Company uses AI as an augmentative technology to minimize provider/payer friction, enable advanced consumer self-service through AI-assistants while enhancing human touch when desired, offer simplified health and care navigation, expand access, streamline and optimize internal operations and modernize operating platforms. As AI technology advances, CVS Health is committed to doing its part to help ensure the safe, responsible, ethical and consumer-centric use of AI.

Working Capital Practices

The Company funds the growth of its businesses through a combination of cash flow from operations, commercial paper and other short-term borrowings, as well as long-term borrowings. For additional information on the Company’s working capital practices, see “Liquidity and Capital Resources” in the MD&A included in Item 7 of this 10-K. Employer groups, individuals, college students, part-time and hourly workers, health plans, providers, governmental units, government-sponsored plans (with the exception of Medicare Part D services, which are described below), labor groups and expatriates, which represent the vast majority of Health Care Benefits segment revenues, are typically reconciled on a monthly basis, but inconsistent timing of payments may cause volatility from time to time. As a provider of Medicare Part D services, the Company contracts annually with CMS. Utilization of services each plan year results in the accumulation of either a receivable from or a payable to CMS. The timing of settlement of the receivable or payable with CMS takes several quarters, which impacts working capital from year to year. The majority of the Pharmacy & Consumer Wellness segment non-pharmacy revenues are paid in cash, or with debit or credit cards. Managed care organizations, pharmacy benefit managers, government funded health care programs, commercial employers and other third-party insurance programs, which represent the vast majority of the Company’s consolidated pharmacy revenues, typically settle in less than 30 days. The remainder of the Company’s consolidated pharmacy revenues are paid in cash, or with debit or credit cards.

Human Capital

Overview

At CVS Health, we share a single, clear purpose: to simplify health care one person, one family and one community at a time. We devote significant time and attention to attract, develop and retain talent who deliver high levels of service to our customers. Our commitment includes a competitive rewards package and programs that support our diverse range of colleagues in rewarding and fulfilling careers. As of December 31, 2025, we employed over 300,000 colleagues primarily in the U.S. including in all 50 states, the District of Columbia and Puerto Rico, approximately 73% of whom were full-time.

We believe engaged colleagues produce stronger business results and are more likely to build a career with the Company. Each year we conduct engagement surveys that provide colleagues the opportunity to share opinions and experiences with respect to their role, their team, and the enterprise to help CVS Health Corporation’s Board of Directors (the “Board”) and our management identify where we can improve colleague experience. These surveys cover a broad range of topics including development and opportunities, recognition, performance, belonging, well-being, compliance, and continuous improvement. In 2025, we conducted engagement surveys in both April and September. More than 200,000 colleagues participated in each survey and overall engagement improved across surveys.

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

Training and development provide colleagues the support they need to perform well in their current roles while planning and preparing for future roles and career growth. Our broad training practices include updated, tech-enabled tools and keep our colleagues informed of new developments in our industry that are relevant to their roles. During the year ended December 31, 2025, our colleagues invested approximately 16 million hours in learning and development courses.

Our ambition is to be America’s most trusted health care company. Achieving that starts with building and sustaining a culture of trust within our organization. That is why trust and respect are cornerstones of our culture, the foundation of our workplace strategy. To simplify health care and deliver our best when people need us the most, we strive every day to achieve the highest level of trust and respect from our colleagues, our customers, and the communities we serve. Our values guide how we lead and collaborate. We emphasize care, innovation, accountability, safety and quality. Those aspects of our culture show up in our Respect Works Here campaign.

Our practices have earned national recognition, including designations as a military-friendly, veteran-friendly, and disability-inclusive employer.

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

Impact Strategy

Overview

Our Healthy 2030 impact strategy outlines how we are creating a healthier, more sustainable future for all as we work to fulfill our ambition to simplify health care one person, one family, and one community at a time. Through four pillars – Healthy People, Healthy Business, Healthy Community and Healthy Planet – we focus on measurable actions that improve health outcomes, strengthen communities and protect the environment. Rooted in our purpose-driven culture, our impact strategy positions us to lead with integrity and innovation to deliver meaningful change while sustaining long-term business performance.

Healthy People

We put health at the center of everything we do. By elevating the experience of our customers, we are elevating the very essence of health care. We connect people to the care they need, advance affordability, simplify access, and ultimately help people live healthier lives. Our investments in health services and programs drive outcomes, reduce barriers to care and deliver innovative solutions that set new standards for accessible, high-quality care.

Healthy Business

Our greatest strength is our people. With a talented and diverse workforce of more than 300,000 colleagues, we uphold the highest standards of ethics and transparency while creating value and delivering on our promises. Through education, leadership development and workforce training, we empower colleagues and strengthen talent pipelines. At the same time, we embed strong governance and responsible practices across our supply chain to ensure integrity, sustainability and accountability across our operations.

Healthy Community

We work alongside communities to improve health outcomes and unlock opportunities for workforce readiness. From supporting heart health, mental health and healthy aging to addressing climate-related health impacts, we take a holistic approach to create a healthier future. Our programs tackle food insecurity, improve access to workforce training and provide educational opportunities nationwide. In times of crisis, we respond swiftly to meet evolving needs locally. Our colleagues amplify impact through volunteerism and collaboration in communities where we live and work.

Healthy Planet

We advance initiatives to protect the health of people and the planet. We are strengthening our business to withstand extreme weather events, ensuring continuity of care and access for patients when it matters most. Our efforts include strengthening environmental health and resilience, reducing greenhouse gas emissions, sourcing renewable energy and driving packaging innovation to minimize waste and unnecessary plastics. We lead with purpose to build a healthier world for generations to come.

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

Laws and Regulations Related to Multiple Segments of the Company’s Business

Laws Related to Reimbursement by Government Programs - The Company is subject to various federal and state laws concerning its submission of claims and other information to Medicare, Medicaid and other federal and state government-sponsored health care programs. Potential sanctions for violating these laws include recoupment or reduction of government reimbursement amounts, civil penalties, treble damages, and exclusion from participation in government health care programs. Such laws include the federal False Claims Act (the “False Claims Act”), the federal anti-kickback statute (the “AKS”), state false claims acts and anti-kickback statutes in most states, the federal “Stark Law” and related state laws. In particular, the False Claims Act prohibits intentionally submitting, conspiring to submit, or causing to be submitted, false claims, records, or statements to the federal government, or intentionally failing to return overpayments, in connection with reimbursement by federal government programs. In addition, a claim submitted for government reimbursement is considered false or fraudulent for the purposes of the False Claims Act where it results from a violation of the AKS.

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

Medicare Regulation - The Company’s Medicare Advantage, Medicare stand-alone Part D PDP and other Medicare products are highly regulated by CMS. The regulations and contractual requirements applicable to the Company and other private participants in Medicare programs are complex, expensive to comply with and subject to change. Medicare regulations also have the potential to impact products and services used by Medicare beneficiaries, including services provided by Oak Street Health and Signify Health.

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

Payments the Company receives from CMS for its Medicare Advantage and Part D businesses also are subject to risk adjustment based on the health status of the individuals enrolled. Elements of that risk adjustment mechanism continue to be challenged by the U.S. Department of Justice (the “DOJ”), the OIG and CMS itself. For example, CMS made significant changes to the structure of the hierarchical condition category model in version 28, which may impact risk adjustment factor (“RAF”) scores for a larger percentage of Medicare Advantage beneficiaries and could result in changes to beneficiary RAF scores with or without a change in the patient’s health status. CMS continuously evaluates how and where risk adjustment is captured, which from time-to-time has included the capture of diagnosis codes from in home visits and chart reviews. A legislative or regulatory change to the ability of Medicare Advantage plans to use home visits as a means to evaluate and diagnose their members’ health conditions, or substantial changes in the risk adjustment mechanism, including changes that result from enforcement or audit actions, could: materially affect the amount of the Company’s Medicare reimbursement; require the Company to raise prices or reduce the benefits offered to Medicare beneficiaries; impact the services provided by, or the financial performance of, Oak Street Health and Signify Health; and potentially limit the Company’s (and the industry’s) participation in the Medicare program.

The Company offers a wide range of Medicare products across the country to meet the diverse health care needs of its customers, including Individual Medicare Advantage, Group Medicare, Special Needs Plans, Medicare Supplement plans and Prescription Drug Plans.

Additionally, there is growing interest among policymakers in re-evaluating how benchmarks are constructed in Medicare Advantage compared to Medicare Fee-For-Service programs. Policymakers could pursue various strategies including, among other things, re-evaluating benchmark construction, risk adjustment methodology and alignment in quality measures. In addition, the CMS Innovation Center could offer new models or suspend present models that could have a material impact on the success of the Company’s Oak Street Health business. For example, the CMS Innovation Center could mandate or offer participation in certain models that require providers and/or risk-bearing entities to take risk for a geographic population of patients, or it could look to methodologies that infer risk, survey data and non-diagnosis-based data with potential impacts to the Company’s businesses. Uncertainties about how policymakers and CMS may re-evaluate how benchmarks are constructed in Medicare Advantage, including the future of VBC and mandatory participation, could create new considerations for the Company.

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

In addition, the Inflation Reduction Act, enacted in August 2022 contains changes to the Part D program that have and will shift more of the claim liability to plans and away from the government, including a complete redesign of the Part D standard benefit effective in 2025, which may reduce the Company’s flexibility to design competitive offerings. Given the significant changes and resulting increase in Part D premiums from plans, CMS instituted a voluntary demonstration in 2025 to test whether additional premium stabilization and revised risk corridors for stand-alone PDPs increase the efficiency and economy of services for Medicare Part D members. The Company has opted to participate in the demonstration in 2025 and 2026, and CMS may choose to continue the demonstration for 2027.

In addition, the prices for the first ten drugs in the Medicare Drug Negotiation Program (the “Negotiation Program”) take effect in 2026, and the program will grow over time as additional drugs are negotiated by the government each year, with up to 100 total Part B and D drugs selected for the Negotiation Program by 2031. The Negotiation Program mandates direct negotiation by the government of prices for certain drugs in Medicare and negotiated drugs must be covered on all plan formularies.

It is also possible that Congress may consider changes to Medicare Advantage payment policies due to recent recommendations by the Medicare Payment Advisory Commission and to reduce the potential added cost burden of costly new benefits, or policies that impact drug pricing such as price controls and drug price inflationary rebates applied to pharmaceutical manufacturers. In addition, states are increasingly requiring companies to offer Medicaid within a state and conducting competitive bid processes to qualify to offer dual eligible products.

It is not possible to predict the outcome of such regulatory or Congressional activity, any of which could materially and adversely affect the Company.

Medicaid Regulation - The Company is exposed to changes in government policy with respect to and/or regulation of the various Medicaid and dual eligible plan programs in which the Company participates, including changes in the amounts payable to the Company under those programs.

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

The “One Big Beautiful Bill Act” also known as the “Working Families Tax Cut Act” of 2025 makes changes to Medicaid eligibility rules and financing, which will lead to reduced eligibility for Medicaid beneficiaries and reduced state funding, which will in turn impact Medicaid benefits and payment rates. Given these changes, states that have not done so are unlikely to consider Medicaid expansion. States may opt out of the elements of the ACA requiring expansion of Medicaid coverage without losing their current federal Medicaid funding.

The economic aspects of the Medicaid and dual eligible plan business vary from state to state and are subject to frequent change. Medicaid premiums are paid by each state and differ from state to state. The federal government and certain states also are considering proposals and legislation for Medicaid and dual eligible program reforms or redesigns, including restrictions on the collection of manufacturer’s rebates on pharmaceuticals by Medicaid MCOs and their contracted PBMs, further program, population and/or geographic expansions of risk-based managed care, increasing beneficiary cost-sharing or payment levels, and changes to benefits, reimbursement, eligibility criteria (and redeterminations of eligibility), provider network adequacy requirements (including requiring the inclusion of specified high cost providers in the Company’s networks) and program structure. In some states, current Medicaid and dual eligible funding and premium revenue may not be adequate for the Company to continue program participation. The Company’s Medicaid and dual eligible contracts with states (or sponsors of Medicaid managed care plans) are subject to cancellation by the state (or the sponsors of the managed care plans) after a short notice period without cause (e.g., when a state discontinues a managed care program) or in the event of insufficient state funding.

The Company’s Medicaid and dual eligible plan products also are heavily regulated by CMS and state Medicaid agencies, which have the right to audit the Company’s performance to determine compliance with CMS contracts and regulations. The Company’s Medicaid products, dual eligible products and CHIP contracts also are subject to complex federal and state regulations and oversight by state Medicaid agencies regarding the services provided to Medicaid enrollees, payment for those services, network requirements (including mandatory inclusion of specified high-cost providers), and other aspects of these programs, and by external review organizations which audit Medicaid plans on behalf of state Medicaid agencies. The laws, regulations and contractual requirements applicable to the Company and other participants in Medicaid and dual eligible programs, including requirements that the Company submit encounter data to the applicable state agency, are extensive, complex and subject to change. The Company has invested significant resources to comply with these standards, and its Medicaid and dual eligible program compliance efforts will continue to require significant resources. CMS and/or state Medicaid agencies may fine the Company, withhold payments to the Company, seek premium and other refunds, terminate the Company’s existing contracts, elect not to award the Company new contracts or not to renew the Company’s existing contracts, prohibit the Company from continuing to market and/or enroll members in or refuse to automatically assign members to one or more of the Company’s Medicaid or dual eligible products, exclude the Company from participating in one or more Medicaid or dual eligible programs and/or institute other sanctions and/or civil monetary penalties against the Company if it fails to comply with CMS or state regulations or contractual requirements. CMS has proposed requiring that health plans offering certain dual eligible programs must also offer Medicaid programs, which has resulted in the Company refraining from bidding in certain jurisdictions and could impact the Company’s ability to obtain or retain membership in its dual eligible programs.

The Company cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of the Medicaid program, nor can it predict the impact those changes will have on its business operations or operating results, but the effects could be materially adverse to the Company.

Medicare and Medicaid Audits - CMS regularly audits the Company’s performance to determine its compliance with CMS’ regulations and its contracts with CMS and to assess the quality of services it provides to Medicare Advantage and PDP beneficiaries. For example, CMS conducts risk adjustment data validation (“RADV”) audits of a subset of Medicare Advantage contracts for each contract year. Since 2011, CMS has selected certain of the Company’s Medicare Advantage contracts for various years for RADV audit, and the number of RADV audits continues to increase. The OIG also is auditing the Company’s risk adjustment data and that of other companies, and the Company expects CMS and the OIG to continue auditing risk adjustment data. The Company also has received Civil Investigative Demands (“CIDs”) from, and provided documents and information to, the Civil Division of the DOJ in connection with investigations of the Company’s identification and/or submission of diagnosis codes related to risk adjustment payments, including patient chart review processes, under Parts C and D of the Medicare program. In May 2025, CMS announced it would audit every Medicare Advantage contract each payment year, with an expedited plan to complete audits for payment years 2018 through 2024 by early 2026. In September 2025, the U.S. District Court, Northern District of Texas vacated CMS’ 2023 RADV Audit Final Rule which eliminated the application of a fee-for-service adjuster in contract-level RADV audits but continued the use of extrapolation in audits of Medicare Advantage Organizations. CMS has appealed this ruling.

In addition, state Medicaid agencies regularly audit, and state officials regularly investigate, the Company’s performance across all areas of its contractual obligations to the state to determine compliance and quality of services. The Company may be subject to, among other penalties, significant fines, sanctions, corrective actions, and enrollment freezes depending on the findings of these audits and reviews. The Company’s ongoing performance and compliance with program requirements can impact our ability to expand and retain Medicaid business. State Medicaid agencies are also increasingly using the audit process to challenge the legality of PBM practices, such as guaranteed effective rate reconciliations with retail pharmacies and transmission fees.

Medicare Star Ratings - A portion of each Medicare Advantage plan’s reimbursement is tied to the plan’s “star ratings.” The star rating system considers a variety of measures adopted by CMS, including quality of preventative services, chronic illness management, compliance and overall customer satisfaction. Only Medicare Advantage plans with an overall star rating of 4 or more stars (out of 5 stars) are eligible for a quality bonus in their basic premium rates. The Company’s 2026 star ratings were used to determine which of its Medicare Advantage plans have ratings of 4 stars or higher and qualify for bonus payments in 2027. Based on the Company’s membership as of December 2025, more than 81% of the Company’s Medicare Advantage members are in 2026 Medicare Advantage plans that are rated 4 stars or higher and more than 63% of the Company’s Medicare Advantage members are in a 4.5-star plan for 2026. CMS also gives PDPs star ratings that affect each PDP’s enrollment. Medicare Advantage and PDP plans that are rated less than 3 stars for three consecutive years are subject to contract termination by CMS. CMS continues to revise its star ratings system to make it harder to achieve 4 or more stars. There can be no assurances that the Company will be successful in maintaining or improving its star ratings in future years. Accordingly, the Company’s Medicare Advantage plans may not continue to be or become eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership and/or reduce profit margins.

Medicare Payment Rates - In April 2025, CMS issued its final notice detailing final 2026 Medicare Advantage payment rates. Based on CMS’ notice, Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 7.16%, which includes a risk score trend increase of 2.10%. Risk scores vary among Medicare Advantage plans depending on the specific population served, so this increase does not represent an actual guaranteed payment increase. Without including the risk score trend increase, the 2026 rates result in an expected average increase in revenue for the Medicare Advantage industry of 5.06%, though the rates may vary widely depending on the provider group and patient demographics. On January 26, 2026, CMS issued an advance notice detailing proposed 2027 Medicare Advantage payment rates. The 2027 Medicare Advantage rates, if finalized as proposed, will result in an expected average increase in revenue for the Medicare Advantage industry of 2.54%, which includes a risk score trend increase of 2.45%. Without including the risk score trend increase, the advance 2027 rates will result in an expected average increase in revenue for the Medicare Advantage industry of 0.09%, though the rates may vary widely depending on the provider group and patient demographics. CMS intends to publish the final 2027 rate announcement no later than April 6, 2026.

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

340B Drug Pricing Program – The 340B Drug Pricing Program, which is overseen by the HHS and the Health Resources and Services Administration (“HRSA”), allows eligible Covered Entities to purchase prescription drugs from manufacturers at a steep discount. A reduction in Covered Entities’ participation in contract pharmacy arrangements, a reduction in the use of the Company’s administrative services by Covered Entities or a reduction in drug manufacturers’ participation in the program could result from enforcement actions, rule changes or otherwise and could materially and adversely affect the Company.

In December 2025, the U.S. District Court of Maine issued a preliminary injunction halting the implementation of the 340B Rebate Model Pilot Program (the “Pilot”). The court held that the Pilot is likely arbitrary and capricious under the Administrative Procedure Act because the Pilot’s potential impact on 340B hospitals was not adequately considered; the decision has been appealed to the First Circuit Court of Appeals. Under approved plans under the Pilot, pharmaceutical manufacturers were to implement 340B-discounted prices for pertinent drugs tied to the Inflation Reduction Act negotiation program through retrospective rebates rather than upfront discounts that traditionally have been extended on 340B drug purchases. Drugs were to be subject to the Pilot for at least one year, starting January 1, 2026. The Office of Pharmacy Affairs (“OPA”) had stated that it would consider extending the program to additional drugs. Under the Pilot, OPA would evaluate the effectiveness of the rebate model plans through data reporting from participating manufacturers and feedback from Covered Entities. At this time, it is uncertain whether the Pilot will resume, and if it does resume it is uncertain what impacts the Pilot may have on the Company’s financial performance. It is also uncertain whether other changes to the 340B program may be effected through legislation, regulation, or judicial decision and, if so, what impacts such changes may have on the Company’s financial performance.

Anti-Remuneration Laws - Federal law prohibits, among other things, an entity from knowingly and willfully offering, paying, soliciting or receiving, subject to certain exceptions and “safe harbors,” any remuneration to induce the referral of individuals or the purchase, lease or order of items or services for which payment may be made under Medicare, Medicaid or certain other federal and state health care programs. A number of states have similar laws, some of which are not limited to services paid for with government funds. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in Medicare, Medicaid and other federal and state government-sponsored health care programs. Companies involved in public health care programs, such as Medicare and/or Medicaid are required to maintain compliance programs to detect and deter fraud, waste and abuse, and are often the subject of fraud, waste and abuse investigations and audits. The Company has invested significant resources to comply with Medicare and Medicaid program standards. Ongoing vigorous law enforcement and the highly technical regulatory scheme mean that the Company’s compliance efforts in this area will continue to require significant resources.

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

The federal Health Insurance Portability and Accountability Act of 1996, as it has been amended from time to time, and the regulations issued thereunder (collectively, “HIPAA”), impose extensive requirements on the way in which health plans, providers, health care clearinghouses and their business associates use, disclose and safeguard protected health information (“PHI”). Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA’s privacy and security standards.

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

Transparency Laws - The Transparency in Coverage Rule requires health insurers to disclose negotiated prices of drugs, medical services, supplies and other covered items. The rule also requires group health plans and health insurance issuers in the individual and group markets to disclose cost-sharing information upon request, to a participant, beneficiary, or enrollee and require plans and issuers to publicly disclose in-network provider rates, historical out-of-network allowed amounts and the associated billed charges, and negotiated rates and historical net prices for prescription drugs. Insurers are required to implement a consumer tool and disclose data in a machine readable file.

Additional transparency regulations require group health plans and health insurance issuers to report, on an annual basis, certain prescription drug costs, overall spending on health services and prescription drugs, and information about premiums and the impact of rebates and other remuneration on premiums and out-of-pocket costs.

Telemarketing and Other Outbound Contacts - Certain federal and state laws, such as the Telephone Consumer Protection Act and the Telemarketing Sales Rule, give the FTC, the Federal Communications Commission and state Attorneys General the ability to regulate, and bring enforcement actions relating to, telemarketing practices and certain automated outbound contacts, such as phone calls, texts or emails. Under certain circumstances, these laws provide consumers with a private right of action. Violations of these laws could result in substantial statutory penalties and other sanctions.

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

State Insurance, HMO and Insurance Holding Company Regulation - A number of states regulate affiliated groups of insurers and HMOs, such as the Company under holding company statutes. These laws may, among other things, require prior regulatory approval of dividends and material intercompany transfers of assets and transactions between the regulated companies and their affiliates, including their parent holding companies. The Company expects the states in which its insurance and HMO subsidiaries are licensed to continue to expand their regulation of the corporate governance and internal control activities of its insurance companies and HMOs. Changes to state insurance, HMO and/or insurance holding company laws or regulations or changes to the interpretation of those laws or regulations, including due to regulators’ increasing concerns regarding insurance company and/or HMO solvency due, among other things, to past and expected payor insolvencies, could negatively affect the Company’s businesses in various ways, including through increases in solvency fund assessments, requirements that the Company hold greater levels of capital and/or delays in approving dividends from regulated subsidiaries.

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

The states of domicile of the Company’s regulated subsidiaries have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and HMOs based on the National Association of Insurance Commissioners’ (the “NAIC”) Risk-Based Capital for Insurers Model Act (the “RBC Model Act”). These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. The RBC Model Act sets forth the formula for calculating RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual company’s business. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. At December 31, 2025, all of the Company’s insurance and HMO subsidiaries were above the RBC level that would require regulatory action.

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

Government Agreements and Mandates - From time to time, the Company and/or its various affiliates are subject to certain consent decrees, settlement and other agreements, corrective action plans and corporate integrity agreements or heightened scrutiny with various federal, state and local authorities relating to such matters as privacy practices, controlled substances, PDPs, expired products, environmental and safety matters, marketing and advertising practices, PBM and other pharmacy operations and various other business practices. Certain of these agreements contain ongoing reporting, monitoring and/or other compliance requirements for the Company. Failure to meet the Company’s obligations under these agreements could result in civil or criminal remedies, financial penalties, administrative remedies, and/or exclusion from participation in federal health care programs.

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

ERISA Regulation - The Employee Retirement Income Security Act of 1974 (“ERISA”) provides for comprehensive federal regulation of certain employee pension and benefit plans, including private employer and union sponsored health plans and certain other plans that contract with us to provide PBM services. In general, the Company assists plan sponsors in the administration of their health benefit plans, including the prescription drug benefit portion of those plans, in accordance with the plan designs adopted by the plan sponsors. In addition, the Company may have fiduciary duties where it has specifically contracted with a plan sponsor to accept limited fiduciary responsibility, such as for the adjudication of initial prescription drug benefit claims and/or the appeals of denied claims under a plan. In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are broadly written and their application to specific business practices is often uncertain.

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

Preemption - ERISA generally preempts most state and local laws that relate to employee benefit plans, but the extent of the preemption continues to be reviewed by courts, including the U.S. Supreme Court. For example, federal courts affirmed that the Oklahoma Insurance Department could not enforce a state law against PBMs that contained provisions that alter and limit some of the options that an ERISA plan can use and decided that the Oklahoma law was preempted by ERISA and, in part, by Medicare Part D. Significant ERISA preemption litigation is ongoing in several other federal jurisdictions addressing a wide range of state laws regulating PBMs including laws imposing significant restrictions on the relationships between PBMs and the employee benefit plans they administer.

Other Legislative Initiatives and Regulatory Initiatives - The U.S. federal and state governments, as well as governments in other countries where the Company does business, continue to enact and seriously consider many broad-based legislative and regulatory proposals that have had a material impact on or could materially impact various aspects of the health care and related benefits system and the Company’s businesses, operating results and/or cash flows. For example, significant legislative and/or regulatory measures which are or recently have been under consideration include prohibiting pharmacies affiliated with a PBM from acquiring a pharmacy license in a state and other restrictions on affiliated entities. It is uncertain whether the Company can counter the potential adverse effects of such potential legislation or regulation on its operating results or cash flows, including whether it can recoup, through higher premium rates, expanded membership or other measures, the increased costs of mandated coverage or benefits, assessments, fees, taxes or other increased costs, including the cost of modifying its systems to implement any enacted legislation or regulations.

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

International Regulation - The Company’s international operations are subject to different, and sometimes more stringent, legal and regulatory requirements, which vary widely by jurisdiction, including anti-corruption laws; economic sanctions laws; various privacy, insurance, tax, tariff and trade laws and regulations; corporate governance, privacy, data protection (including the European Union’s (“EU’s”) General Data Protection Regulation which began to apply across the EU during 2018), data mining, data transfer, labor and employment, intellectual property, consumer protection and investment laws and regulations; discriminatory licensing procedures; compulsory cessions of reinsurance; required localization of records and funds; higher premium and income taxes; limitations on dividends and repatriation of capital; and requirements for local participation in an insurer’s ownership. In addition, the presence of operations in foreign countries potentially increases the Company’s exposure to the anti-bribery, anti-corruption and anti-money laundering provisions of U.S. law, including the Foreign Corrupt Practices Act of 1977 (the “FCPA”), and corresponding foreign laws, including the U.K. Bribery Act 2010 (the “UK Bribery Act”).

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

Anti-Money Laundering Regulations - Certain lines of the Company’s businesses are subject to anti-money laundering regulations. Those lines of business have implemented anti-money laundering policies designed to ensure their compliance with the regulations.

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

FDA Regulation - The FDA regulates the Company’s compounding pharmacy and clinical research operations. The FDA also generally has authority to, among other things, regulate the manufacture, distribution, sale and labeling of medical devices and many products sold through retail pharmacies, including prescription drugs, over-the-counter medications, cosmetics, dietary supplements and certain food items. In addition, the FDA regulates the Company’s activities as a distributor of store brand products.

Laws and Regulations Related to the Health Care Benefits Segment

In addition to the laws and regulations discussed above that may affect multiple segments of the Company’s business, the Company is subject to federal, state, local and international statutes and regulations, as well as government program contracts, governing its Health Care Benefits segment specifically.

Required Regulatory Approvals - The Company must obtain and maintain regulatory approvals to price, market and administer many of its Health Care Benefits products, and differing approaches to state insurance regulation and varying enforcement philosophies may materially and adversely affect the Company’s ability to standardize its Health Care Benefits products and services across state lines. In addition, supervisory agencies, including CMS, the Center for Consumer Information and Insurance Oversight and the DOL, as well as state health, insurance, managed care and Medicaid agencies, have broad authority to take one or more of the following actions:

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
•Require the Company to maintain minimum capital levels in its subsidiaries and monitor its solvency and reserve adequacy; and/or
•Regulate the Company’s investment activities on the basis of quality, diversification and other quantitative criteria.

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

In addition, from time to time the Company may request increases in its premium rates in its Commercial Health Care Benefits business in order to adequately price for projected medical cost trends, required expansions of coverage and rating limits, and significant assessments, fees and taxes imposed by the federal and state governments, including as a result of the ACA. The Company’s rates also must be adequate to reflect adverse selection in its products, particularly in small group Commercial products. These rate increases may be significant and thus heighten the risks of adverse publicity, adverse regulatory action and adverse selection and the likelihood that the Company’s requested premium rate increases will be denied, reduced or delayed, which could lead to operating margin compression.

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

Pharmacy Network Access Legislation - Medicare Part D and a majority of states now have some form of legislation affecting the Company’s (and its health plans’ and its health plan clients’) ability to limit access to a pharmacy provider network or remove pharmacy network providers. For example, certain “any willing provider” legislation may require the Company or its clients to admit a nonparticipating pharmacy if such pharmacy is willing and able to meet the plan’s price and other applicable terms and conditions for network participation. These laws could negatively affect the services and economic benefits achievable through a limited pharmacy provider network. Several states apply these laws to the administration of plans that are not typically subject to such laws, e.g. national and multi-state ERISA self-funded plans. Also, a majority of states have some form of legislation affecting the Company’s ability (and the Company’s and its client health plans’ ability) to conduct audits of network pharmacies regarding claims submitted to the Company for payment. These laws could negatively affect the Company’s ability to recover overpayments of claims submitted by network pharmacies that the Company identifies through pharmacy audits. Finally, several states have passed legislation that limits the ability of PBMs and health insurers to provide special benefit structures for use with affiliated pharmacies, which could result in reduced savings to clients and consumers. One state has passed and others are considering legislation prohibiting licensure of pharmacies affiliated with a PBM.

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

Historically, the medical profession has recognized an ethical prohibition against physicians (and often other providers) paying professional peers and others for referrals and fee splitting. Fee splitting generally occurs when a physician splits part of the professional fee earned from treating a referred patient with the source of the referral. Among the public policy harms that have been cited in support of fee splitting prohibitions are (a) unnecessary medical services, and (b) incompetent specialists. In response to these legitimate concerns, many states have adopted prohibitions against fee splitting. States have taken a variety of legislative approaches to fee splitting, from near complete bans, to bans with various exceptions, to no prohibition at all. Some of the prohibitions have a broad reach and also prohibit otherwise legitimate business relationships with entities that are not health care providers, such as billing agencies or management companies.

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

Retail Medical Clinics - States regulate retail medical clinics operated by nurse practitioners or physician assistants through physician oversight, clinic and lab licensure requirements and the prohibition of the corporate practice of medicine. A number of states have implemented or proposed laws or regulations that impact certain components of retail medical clinic operations, such as physician oversight, signage, third party contracting requirements, bathroom facilities, and scope of services. These laws and regulations may affect the operation and expansion of the Company’s owned and managed retail medical clinics.

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
•Our health care delivery businesses face unique risks.
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
•We may face increased regulatory risks related to our vertical integration strategy, such as legislation prohibiting state licensure of pharmacies affiliated with a PBM.
•We face unique regulatory and other challenges in our PBM, Medicare and Medicaid businesses.
•Programs funded in whole or in part by the U.S. federal government account for a significant portion of our revenues, and any disruption to funding from the U.S. federal government could adversely impact our revenues and operating results.
•We may not be able to obtain adequate premium rate increases in our Insured Health Care Benefits products, which would have an adverse effect on our revenues, MBRs and operating results, and could magnify the adverse impact of increases in health care and other benefit costs and of ACA assessments, fees and taxes.
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

Risks Related to Our Operations

•Data governance failures, the failure or disruption of our information technology or infrastructure, a cyberattack or other information security incident can adversely affect our reputation, businesses and prospects. Our use and disclosure of members’, customers’ and other constituents’ personal information is subject to complex regulations. The use of AI and related technology may also increase exposure to reputational, cybersecurity, data privacy, legal, regulatory and operational risks.
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

Risks Relating to Our Businesses

We may not be able to accurately forecast health care and other benefit costs, including as a result of pandemics or disease outbreaks, which could adversely affect our Health Care Benefits segment’s operating results. There can be no assurance that future health care and other benefit costs will not exceed our projections.

Premiums for our Insured Health Care Benefits products are priced in advance based on our forecasts of health care and other benefit costs during a fixed premium period, which is generally twelve months. These forecasts are typically developed several months before the fixed premium period begins, are influenced by historical data (and recent historical data in particular), are dependent on our ability to anticipate and detect medical cost trends and changes in our members’ behavior and health care utilization patterns and medical claim submission patterns and require a significant degree of judgment. For example, our revenue on Individual Medicare policies is based on bids submitted in June of the year before the contract year. Cost increases in excess of our projections cannot be recovered in the fixed premium period through higher premiums. As a result, our profits are particularly sensitive to the accuracy of our forecasts of the increases in health care and other benefit costs that we expect to incur and our ability to anticipate and detect medical cost trends. During periods when health care and other benefit costs, utilization and/or medical costs trends experience significant volatility and medical claim submission patterns are changing rapidly, accurately detecting, forecasting, managing, reserving and pricing for our (and our self-insured customers’) medical cost trends and incurred and future health care and other benefit costs is more challenging. There can be no assurance regarding the accuracy of the health care or other benefit cost projections reflected in our pricing, and whether our health care and other benefit costs will be affected by pandemics, disease outbreaks and other external events over which we have no control. Even relatively small differences between predicted and actual health care and other benefit costs as a percentage of premium revenues can result in significant adverse changes in our Health Care Benefits segment’s operating results.

A number of factors contribute to rising health care and other benefit costs, including previously uninsured members entering the health care system; Medicare members’ utilization of supplemental benefits; other changes in members’ behavior, health care utilization patterns and utilization management; turnover in our membership, health care provider and member fraud; additional government mandated benefits or other regulatory changes, including changes to or as a result of the ACA and IRA; changes in the health status of our members; the aging of the population and other changing demographic characteristics; advances in medical technology; increases in the number and cost of prescription drugs (including specialty pharmacy drugs and ultra-high cost drugs and therapies); direct-to-consumer marketing by drug manufacturers; the increasing influence of social media on our members’ health care utilization and other behaviors; the shift to a consumer-driven business model; changes in health care practices and general economic conditions (such as inflation and employment levels); increases in labor costs; pandemics, epidemics or disease outbreaks; influenza-related health care costs (which may be substantial and higher than we expected); clusters of high-cost cases; natural disasters and extreme weather events (which may increase in frequency or intensity as a result of climate change); and numerous other factors that are or may be beyond our control. For example, the length and severity of the influenza season can have an impact on health care and other benefit costs. In addition, government-imposed limitations on Medicare and Medicaid reimbursements to health plans and providers have caused the private sector to bear a greater share of increasing health care and other benefit costs over time, and future amendments to the ACA that increase the uninsured population may amplify this issue.

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

Furthermore, if we are not able to accurately and promptly anticipate and detect medical cost trends or accurately estimate the cost of incurred but not yet reported claims or reported claims that have not been paid, our ability to take timely corrective actions to limit future health care costs and reflect our current benefit cost experience in our pricing process may be limited, which would further amplify the extent of any adverse impact on our operating results. These risks are particularly acute during periods when health care and other benefit costs, utilization and/or medical cost trends experience significant volatility and medical claim submission patterns are changing rapidly. Such risks are further magnified by the ACA and other existing and future legislation and regulations that limit our ability to price for our projected and/or experienced increases in utilization and/or medical cost trends.

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

Adverse economic conditions in the U.S. and abroad, including those caused by inflation, high interest rates, declines in consumer confidence, increases in unemployment and supply chain disruptions, all of which we have experienced over the last number of years, can materially and adversely impact our businesses, operating results, cash flows and financial condition, including:

•In our Health Care Benefits segment, by causing unanticipated increases and volatility in utilization of covered services, increases in fraudulent claims and disputes, changes in medical claim submission patterns and/or increases in medical unit costs and/or provider behavior as hospitals and other providers attempt to maintain revenue levels in response to economic conditions, each of which would increase our costs and limit our ability to accurately detect, forecast, manage, reserve and price for our (and our self-insured customers’) medical cost trends and incurred and future health care and other benefit costs; causing customers and potential customers of our Health Care Benefits segment, particularly smaller employers and individuals, to forgo obtaining or renewing their health and other coverage with us; and also affect our ability to profitably grow and diversify our Health Care Benefits membership.
•In our Health Services segment, by causing drug utilization to decline, reducing demand for PBM services and adversely affecting the financial health of our PBM clients.
•In our Pharmacy & Consumer Wellness segment, by causing drug utilization to decline, changing consumer purchasing power, preferences and/or spending patterns leading to reduced consumer demand for products sold in our stores, potentially increasing levels of theft at our retail locations.
•By causing our existing customers to reduce workforces (including due to business failures), which would reduce our revenues, the number of covered lives in our PBM clients and/or the number of members our Health Care Benefits segment serves. Reductions in workforce by our customers can also cause unanticipated increases in the health care and other benefit costs of our Health Care Benefits segment. For example, our business associated with members who have elected to receive benefits under Consolidated Omnibus Budget Reconciliation Act (known as “COBRA”) typically has an MBR that is significantly higher than our overall Commercial MBR.
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
•By causing an increase in the prevalence of high-deductible health plans and health plan designs favoring co-insurance over co-payments.
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
•By affecting our ability to obtain necessary financing on acceptable terms, our ability to secure suitable store locations under acceptable terms.
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
•In our Health Care Benefits segment, we must often bid against our competitors in a highly competitive environment to acquire and retain our government customers’ business. Winning bids for Medicaid and dual eligible programs often are challenged successfully by unsuccessful bidders, and may also be withdrawn or canceled by the issuing agency. CMS has proposed requiring that health plans offering certain dual eligible programs must also offer Medicaid programs, which has resulted in the Company refraining from bidding in certain jurisdictions and could further impact the Company’s ability to obtain or retain membership in its dual eligible programs.
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
•Our Health Care Benefits segment’s operating results and competitiveness is heavily impacted, in the case of Medicaid programs, by the sufficiency of the rates the states determine are actuarially sound based on experience from previous years. Such rate levels may not be representative of actual experience, and insufficient rates will negatively impact our revenues and operating results.
•From time to time we request increases in our premium rates in our Commercial Health Care Benefits business in order to adequately price for projected medical cost trends, required expansions of coverage and rating limits, and significant assessments, fees and taxes imposed by federal and state governments, including as a result of the ACA. Our rates also must be adequate to reflect the risk that our products will be selected by people with a higher risk profile or utilization rate than the pool of participants we anticipated when we established pricing for the applicable products (also known as “adverse selection”), particularly in small group Commercial products. These rate increases may be significant and thus heighten the risks of adverse publicity, adverse regulatory action and adverse selection and the likelihood that our requested premium rate increases will be denied, reduced or delayed, which could lead to operating margin compression.
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
•The PBM industry has been experiencing price compression as a result of competitive pressures and increased client demands for lower prices; pricing guarantees; increased revenue sharing, including sharing in a larger portion of payments, including rebates and fees, to PBMs and group purchasing organizations received from drug manufacturers; enhanced service offerings and/or higher service levels. Marketplace dynamics and regulatory changes also have adversely affected our ability to offer plan sponsors pricing that includes the use of retail “differential” or “spread,” which could adversely affect our future profitability, and we expect these trends to continue.
•Our retail pharmacy and specialty pharmacy operations have been affected by reimbursement pressure caused by competition, including client demands for lower prices, generic drug pricing, earlier than expected generic drug introductions and network reimbursement pressure. If we are unable to increase our prices to reflect, or otherwise mitigate the impact of, increasing costs, our profitability will be adversely affected. If we are unable to limit our price increases, we may lose customers to competitors with more favorable pricing, adversely affecting our revenues and operating results.
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
•Direct-to-consumer (“DTC”) sales of prescription drugs by pharmaceutical companies is a growing trend in the United States. By implementing DTC sales platforms, pharmaceutical companies can advertise, or sell, their own branded drugs directly to patients, bypassing traditional distribution channels and intermediaries, including pharmacies and PBMs. DTC platforms may also increase demand for expensive, brand-name drugs that may not provide significant clinical benefit over more cost-effective alternatives. As a result, the DTC trend may increase overall health care costs for consumers and adversely impact the performance of the Company’s Pharmacy & Consumer Wellness and Health Services segments.

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

Our Insured Health Care Benefits products that involve greater potential risk generally tend to be more profitable than our ASC products, but ASC products continue to rise in popularity. We also serve, and expect to grow our business with, government-sponsored programs, including Medicare and Medicaid, that are subject to competitive bids, have lower profit margins than our Commercial Insured Health Care Benefits products and may introduce volatility in our cash flows from time to time. A continuing shift of enrollees from more profitable products to less profitable products could have a material adverse effect on the Health Care Benefits segment’s operating results.

Our Health Care Delivery businesses face unique risks.

Our health care delivery businesses, which include health risk assessments and primary care services, including senior-focused value-based primary care services for Medicare eligible patients, face unique risks which include, but are not limited to, the following:

•ability to recruit, retain and grow a network of credentialed, high-quality physicians, physician assistants and nurse practitioners to provide clinical services in highly competitive markets for talent, especially in light of possible changes to the U.S. immigration policies, rules, laws or orders;
•successful challenges to the treatment of certain health care providers as independent contractors in many states, which could result in increased costs and subject the business to regulatory sanction;
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
•the regulatory and business risks associated with participation in certain government health care programs and identification of diagnosis codes related to risk adjustment payments under Part C of the Medicare program;
•health reform initiatives and changes in the rules governing government health care programs, including rules related to the use of in-home health risk assessments for the purpose of capturing individual risk used to calculate an individual’s risk adjustment factor or a change to how patient-level risk is determined for CMS programs;
•use of “open source” software in its technology, which may make it easier for others to gain access or compromise its proprietary technology;
•ability to attract new patients, including Medicare-eligible patients, in a highly competitive market;
•satisfying the enrollment requirements under government health care programs for physicians and other providers in a timely manner;
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
•dependence on reimbursements from third-party payors, which can result in substantial delay, and on patients, through copayments and deductibles, which subjects the Company to additional reimbursement risk;
•under the fixed fee (or capitated) agreements Oak Street Health enters into with health plans, the assumption of the risk that the actual cost of a service it provides to a patient exceeds the reimbursement provided by the health plan;
•reductions in the quality ratings of Medicare health plans the Company serves could result in a shift of patients from, or the termination of, a health plan the Company serves;
•submission of inaccurate, incomplete or erroneous data, including risk adjustment data, to health plans and government payors could result in inaccuracies in the revenue recorded or receipt of overpayments, which may subject the Company to repayment obligations and penalties;
•geographic concentration of primary care centers;
•laws regulating the corporate practice of medicine and the associated agreements entered into with physician practice groups restrict the manner in which the Oak Street Health business is able to direct the operations and otherwise exercise control of its physician practice groups;
•changes in the legal treatment of contractual arrangements with physician practice groups could impact the ability to consolidate the revenue of these groups; and
•ability to maintain and enhance reputation and brand recognition.

The additional risks faced by our health care delivery businesses may also compound, or be heightened by, many of our other risks, including the risks related to adverse economic conditions in the U.S. and abroad, cybersecurity and compliance with applicable laws and regulations, among others.

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

The success of our businesses depends in part on customer loyalty, superior customer service and our ability to persuade customers to frequent our retail stores and online sites and to purchase products in additional categories and our proprietary brands. Failure to timely identify or effectively respond to changing consumer preferences, spending patterns and evolving demographic mixes in the communities we serve, including shifts toward online shopping, or failure to maintain desirable selections of merchandise, store environments or guest experiences could adversely affect our relationship with our customers and clients and the demand for our products and services and could result in excess inventories of products.

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

The profitability of our Pharmacy & Consumer Wellness and Health Services segments is dependent upon the utilization of prescription drug products. We dispense significant volumes of brand name and generic drugs from our retail, specialty and mail order pharmacies, and the retail pharmacies in our PBM’s network also dispense significant volumes of brand name and generic drugs. Our revenues, operating results and cash flows may decline if physicians cease writing prescriptions for drugs or the utilization of drugs is reduced, including due to:

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

In addition, increased utilization of generic drugs (which normally yield a higher gross profit rate than equivalent brand name drugs) has resulted in pressure to decrease reimbursement payments to retail, mail order and specialty pharmacies for generic drugs, causing a reduction in our margins on sales of generic drugs. Consolidation within the generic drug manufacturing industry and other external factors may enhance the ability of manufacturers to sustain or increase pricing of generic drugs and diminish our ability to negotiate reduced generic drug acquisition costs. Any inability to offset increased brand name or generic prescription drug acquisition costs or to modify our activities to lessen the financial impact of such increased costs could have a significant adverse effect on our operating results.

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

Our estimates of health care costs payable are based on a number of factors, including those derived from historical claim experience, but this estimation process also makes use of extensive judgment. Considerable variability is inherent in such estimates, and the accuracy of the estimates is highly sensitive to changes in medical claims submission and processing patterns and/or procedures, turnover and other changes in membership, changes in product mix, changes in the utilization of medical and/or other covered services, including prescription drugs, changes in medical cost trends, changes in our medical management practices and the introduction of new benefits and products. We estimate health care costs payable periodically, and any resulting adjustments, including premium deficiency reserves, are reflected in current-period operating results within health care costs. For example, during the first quarter of 2025, we recorded a premium deficiency reserve of $448 million related to our individual exchange product line and during the second quarter of 2025, we recorded a premium deficiency reserve of $471 million related to our Group Medicare Advantage product line within the Health Care Benefits segment, primarily related to anticipated losses for the remainder of the 2025 coverage year. A worsening (or improvement) of health care cost trend rates or changes in claim payment patterns from those that we assumed in estimating health care costs payable as of December 31, 2025 would cause these estimates to change in the near term, and such a change could be material.

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

The occurrence of natural disasters or extreme weather events, such as hurricanes, tropical storms, floods, wildfires, earthquakes, tsunamis, cyclones, typhoons, extended winter storms, droughts, tornadoes, epidemics, pandemics or disease outbreaks and other extreme events and man-made disasters, such as nuclear or biological attacks or other acts of violence, such as active shooter situations, whether as a result of war or terrorism or otherwise, can have a material adverse effect on the U.S. economy in general, our industries, our vendors and us specifically. In particular, the long-term effects of climate change are expected to be widespread and unpredictable.

Extreme events or the threat of extreme events could result in significant health care costs, including those associated with behavioral health offerings, waiving certain medical requirements or assisting with replacement medications or transfer prescriptions, which could also be affected by the government’s actions and the responsiveness of public health agencies and other insurers. Such events could materially and adversely affect our businesses, operations, operating results and cash flows.

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

We are dedicated to corporate social responsibility and sustainability, and we established certain goals as part of our overall strategy. We face pressures from our colleagues, customers, stockholders and other stakeholders to meet our goals. Achievement of our goals is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may fail to achieve these goals or that our colleagues, customers, stockholders or other stakeholders may not be satisfied with the goals we set or our efforts to achieve them. These risks and uncertainties include, but are not limited to: our ability to set and execute on our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of technological advancements, renewable energy and other materials necessary to meet our goals and expectations; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third party contractors; the actions of competitors and competitive pressures; and an acquisition of or merger with another company that has not adopted similar goals or whose progress towards reaching its goals is not as advanced as ours. A failure to meet our goals could adversely affect public perception of our business, employee morale or customer or stockholder support.

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
•we may enter into merger or purchase agreements but, due to reasons within or outside our control, fail to complete the related transactions, which could result in termination fees or other penalties that could be material, cause material disruptions to our businesses and operations and adversely affect our brand, reputation or stock price;
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

The political environment in which we operate remains uncertain. It is reasonably possible that our business operations and operating results could be materially adversely affected by legislative, enforcement, regulatory and public policy changes at the federal or state level, including, but not limited to: changes to the regulatory environment for health care and related benefits, including Medicare, Medicare Advantage, the ACA, and related regulations; changes in the 340B program, including the resumption of the Pilot and any expansion thereof; efforts to amend the ACA and related regulations, including through litigation aimed at challenging the ability to enforce portions of the ACA, such as the preventative services mandate; changes to laws or regulations governing drug reimbursement, pricing, purchasing and/or importation; changes to or adoption of laws or regulations governing PBMs, including those related to prohibiting pharmacy licensure for pharmacies affiliated with a PBM, network restrictions, formulary management, affiliate reimbursement, contractual guarantees and reconciliations, reimbursement mandates, required reporting, compensation, purchase discount and/or rebate arrangements with drug manufacturers and/or other PBM services; changes to the laws and regulations governing PBMs’, PDPs’ and/or Managed Medicaid organizations’ interactions with government funded health care programs; changes to or adoption of laws and/or regulations relating to claims processing and billing; changes to immigration policies; changes to patent laws; changes with respect to tax and trade policies, tariffs and other government regulations affecting trade between the U.S. and other countries; and other public policy initiatives.

Our businesses, profitability and growth also may be adversely affected by (i) judicial and regulatory decisions that change and/or expand the interpretations of existing statutes and regulations, expand fiduciary obligations, impose medical or bad faith liability, increase our responsibilities under ERISA or the remedies available under ERISA, or reduce the scope of ERISA and Medicare Part D preemption of state law claims or (ii) other legislation and regulations. For example, laws in Arkansas, Louisiana, North Dakota and Oklahoma have attempted to limit PBM practices and have been subject to recent lawsuits. Additional litigation has been filed in several states to challenge ERISA and Medicare Part D preemption.

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

There is also uncertainty surrounding potential changes to the health care regulatory environment in the U.S. For example, potential efforts to reform federal government processes and reduce expenditures as well as pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities could adversely affect the funding for individual programs, including government programs, upon which our business depends. Executive orders covering health care and other subjects including immigration, AI, energy and the federal workforce as well as the workforce of public and private companies, if implemented through agency action, may also impact the Company. Potential regulatory changes related to tax, trade, economic and monetary policy and heightened diplomatic tensions or political and civil unrest, among other potential changes, could adversely impact the global economy and our operating results.

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

The scope of the practices and activities that are prohibited by federal and state false claims acts is the subject of pending litigation. Claims under federal and state false claims acts can be brought by the government or by private individuals on behalf of the government through a qui tam or “whistleblower” suit, and we are a defendant in a number of such proceedings. If we are convicted of fraud or other criminal conduct in the performance of a government program or if there is an adverse decision against us under the False Claims Act, we may be temporarily or permanently suspended from participating in government health care programs, including Medicare Advantage, Medicare Part D, Medicaid and dual eligible plan programs, and we also may be required to pay significant fines and/or other monetary penalties. Whistleblower suits have resulted in significant settlements between governmental agencies and health care companies. The significant incentives and protections provided to whistleblowers under applicable law increase the risk of whistleblower suits.

In addition, we are subject to assessments under guaranty fund laws existing in all states for obligations of insolvent insurance companies (including long-term care insurers), HMOs, ACA co-ops and other payors to policyholders and claimants. Guaranty funds are maintained by state insurance commissioners to protect policyholders and claimants in the event that an insurer, HMO, ACA co-op and/or other payor becomes insolvent or is unable to meet its financial obligations. These funds are usually financed by assessments against insurers regulated by a state. Future assessments may have an adverse effect on our operating results and cash flows.

If we fail to comply with laws and regulations that apply to government programs, we could be subject to criminal fines, civil penalties, premium refunds, prohibitions on marketing or active or passive enrollment of members, corrective actions, termination of our contracts or other sanctions, which could have a material adverse effect on our ability to participate in Medicare Advantage, Medicare Part D, Medicaid and dual eligible plans and other programs, our brand and reputation, and our operating results, cash flows and financial condition.

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

As one of the largest health care companies in the nation, we frequently are subject to regular and special governmental market conduct and other audits, investigations and reviews by, and we receive subpoenas and other requests for information from, various federal and state agencies, regulatory authorities, Attorneys General, committees, subcommittees and members of the U.S. Congress and other state, federal and international governmental authorities. CMS and the OIG also are auditing the risk adjustment-related data of certain of our Medicare Advantage plans. We are also receiving an increasing number of audits related to our PBM network reconciliation processes, and audits related to our use of prior authorization, which could result in reputational risks and changes to policies that may limit our use of prior authorization. The results of any audit may be adverse to us.

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

See “Legal and Regulatory Proceedings” in Note 18 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K for additional information.

We may face increased regulatory risks related to our vertical integration strategy.

Our vertical integration strategy may lead to increased regulatory and public scrutiny as a result of consumer protection and quality of care concerns. In addition, there has been some new state legislative activity around prohibiting ownership or licensure of a pharmacy if it is affiliated with a PBM.

We face unique regulatory and other challenges in our Medicare and Medicaid businesses.

We face unique regulatory and other challenges that may inhibit the profitability of our Medicare and Medicaid businesses.

•In April 2025, CMS issued its final notice detailing final 2026 Medicare Advantage payment rates. Based on CMS’ notice, Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 7.16%, which includes a risk score trend increase of 2.10%. Risk scores vary among Medicare Advantage plans depending on the specific population served, so this increase does not represent an actual guaranteed payment increase. Without including the risk score trend increase, the 2026 rates result in an expected average increase in revenue for the Medicare Advantage industry of 5.06%, though the rates may vary widely depending on the provider group and patient demographics. On January 26, 2026, CMS issued an advance notice detailing proposed 2027 Medicare Advantage payment rates. The 2027 Medicare Advantage rates, if finalized as proposed, will result in an expected average increase in revenue for the Medicare Advantage industry of 2.54%, which includes a risk score trend increase of 2.45%. Without including the risk score trend increase, the advance 2027 rates will result in an expected average increase in revenue for the Medicare Advantage industry of 0.09%, though the rates may vary widely depending on the provider group and patient demographics. CMS intends to publish the final 2027 rate announcement no later than April 6, 2026. The Company faces challenges from the impact of the increasing cost of medical care (including prescription medications), changes to methodologies for determining payments and CMS local and national coverage decisions that require the Company to pay for services and supplies that are not factored into the Company’s bids. In addition, insufficient CMS Medicare rate increases relative to underlying medical cost trends may materially impact the results of our Oak Street Health business. We cannot predict how the rates will be finalized, future Medicare funding levels, the impact of future federal budget actions or ensure that such changes or actions will not have a material adverse effect on our Medicare operating results.
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
•“Star ratings” from CMS for our Medicare Advantage plans will continue to have a significant effect on our plans’ operating results. Only Medicare Advantage plans with a star rating of 4 or higher (out of 5) are eligible for a quality bonus in their basic premium rates. Based on the Company’s membership as of December 2025, more than 81% of the Company’s Medicare Advantage members were in 2026 Medicare Advantage plans that are rated 4 stars or higher and more than 63% of the Company’s Medicare Advantage members were in a 4.5-star plan for 2026. CMS also gives PDPs star ratings that affect each PDP’s enrollment. Medicare Advantage and PDP plans that are rated less than 3 stars for three consecutive years are subject to contract termination by CMS. CMS continues to change its rating system to make achieving and maintaining a four or higher star rating more difficult, including annual updates to performance measures. If our star ratings fall or remain below four for a significant portion of our Medicare Advantage membership, or do not match the performance of our competitors, or the star rating quality bonuses are reduced or eliminated, our revenues, operating results and cash flows may be significantly adversely affected. In addition, due to uncertainties with CMS cut-points, no Medicare Advantage plan can guarantee their overall star ratings. There can be no assurances that the Company will be successful in maintaining or improving its star ratings in future years.
•Payments we receive from CMS for our Medicare Advantage and Medicare Part D businesses also are subject to risk adjustment based on the health status of the individuals we enroll. Elements of that risk adjustment mechanism continue to be challenged by the DOJ, the OIG and CMS itself. For example, CMS made significant changes to the structure of the hierarchical condition category model in version 28, which may impact RAF scores for a larger percentage of Medicare Advantage beneficiaries and could result in changes to beneficiary RAF scores with or without a change in the patient’s health status. CMS continuously evaluates how and where risk adjustment is captured, which from time-to-time has included the capture of diagnosis codes in home visits. A legislative or regulatory change to the ability of Medicare Advantage plans to use home visits as a means to evaluate and diagnose their members’ health conditions, or substantial changes in the risk adjustment mechanism or other changes that may result from enforcement or audit actions, could: materially affect the amount of our Medicare reimbursement, require us to raise prices or reduce the benefits we offer to Medicare beneficiaries, impact the services provided by, or the financial performance of, Oak Street Health and Signify Health and potentially limit our (and the industry’s) participation in the Medicare program.
•In May 2025, CMS announced it would audit every Medicare Advantage contract each payment year, with an expedited plan to complete audits for payment years 2018 through 2024 by early 2026. The lack of detail provided with respect to how CMS will select claims to audit and the methodology CMS will use may impact future Medicare Advantage bids and result in other implications.
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
•The IRA contains significant changes to the Medicare Part D program, including changes that shift more of the claim liability to plans and away from the government, including a complete redesign of the Medicare Part D standard benefit effective in 2025, which may reduce the Company’s flexibility to design competitive offerings.
•Further, as a result of the ACA and changes to the retiree drug subsidy rules, clients of our PBM business could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this phenomenon occurs, the adverse effects of increasing customer migration into Medicare Part D may outweigh the benefits we realize from growth of our Medicare Part D products.
•State Medicaid agencies regularly audit, and state officials regularly investigate, the Company’s performance across all areas of its contractual obligations to the state to determine compliance and quality of services. The Company may be subject to, among other penalties, significant fines, sanctions, corrective actions, and enrollment freezes depending on the findings of these audits and reviews. The Company’s ongoing performance and compliance with program requirements can impact our ability to expand and retain Medicaid business. State Medicaid agencies are also increasingly using the audit process to challenge the legality of PBM practices, such as guaranteed effective rate reconciliations with retail pharmacies and transmission fees.
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
•The “Working Families Tax Cut Act,” formerly the “One Big Beautiful Bill Act,” of 2025 makes changes to Medicaid eligibility rules and financing which will lead to reduced eligibility for Medicaid beneficiaries, particularly expansion populations, and reduced state funding, which will impact Medicaid benefits and payment rates. Given these changes, states that have not already done so are unlikely to consider Medicaid expansion.

Programs funded in whole or in part by the U.S. federal government are particularly sensitive to reduced government funding and regulatory changes.

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

The U.S. federal government and our other government customers also may reduce funding for health care or other programs, or make changes that adversely affect the number of persons eligible for certain programs, the services provided to enrollees in such programs, our premiums and our administrative and health care and other benefit costs, any of which could have a material adverse effect on our businesses, operating results and cash flows. When federal funding is delayed, suspended or curtailed, we continue to receive, and we remain liable for and are required to fund, claims from providers for providing services to beneficiaries of federally funded health benefits programs in which we participate. An extended federal government shutdown or a delay by Congress in raising the federal government’s debt ceiling also could lead to a delay, reduction, suspension or cancellation of federal government spending and a significant increase in interest rates that could, in turn, have a material adverse effect on the value of our investment portfolio, our ability to access the capital markets and our businesses, operating results, cash flows and liquidity.

Possible changes in industry pricing benchmarks and drug pricing generally can adversely affect our PBM and Pharmacy & Consumer Wellness businesses.

It is possible that the pharmaceutical industry, regulators, or federal policymakers may evaluate and/or develop an alternative pricing reference to replace AWP or WAC, which are the pricing references used for many of our PBM client contracts, drug purchase agreements, retail network contracts, specialty payor agreements and other contracts with third party payors in connection with the reimbursement of drug payments. In addition, many state Medicaid fee-for-service programs have established pharmacy network payments on the basis of Actual Acquisition Cost (“AAC”). The use of an AAC basis in fee for service Medicaid could have an impact on reimbursement practices in Health Care Benefits’ Commercial and other Government products. In addition, CMS also publishes the National Average Drug Acquisition Cost (“NADAC”) for certain drugs; NADAC pricing, which has exhibited recent volatility, is being adopted in an increasing number of states.

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

Congress and certain state legislatures continue to consider and pass legislation that increases our costs of doing business, including increased minimum wages and requiring employers to provide paid sick leave or paid family leave. In addition, our employee-related operating costs may be increased by the proposed changes to the H-1B and other visa programs, which could limit our and others’ ability to hire skilled individuals. Regarding union organizing activity, it is possible that the National Labor Relations Board may adopt regulatory changes through re-making or case law that could facilitate union organizing. If we are unable to reflect these increased expenses in our pricing or otherwise modify our operations to mitigate the effects of such increases, our operating results will be adversely affected.

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

Our ability to attract and retain customers and members is dependent upon providing compliant, cost effective, quality customer service operations (such as call center operations, PBM functions, retail pharmacy, retail, mail order and specialty pharmacy prescription delivery, claims processing, customer case installation and online access and tools) that meet or exceed our customers’ and members’ expectations, either directly or through vendors. We depend on third parties for certain of our customer service, PBM and prescription delivery operations. If we or our vendors fail to provide compliant service that meets our customers’ and members’ expectations, we may have difficulty retaining or profitably growing our customer base and/or membership, which could adversely affect our operating results.

We and our vendors have experienced and continue to experience cyberattacks. We can provide no assurance that we or our vendors will be able to detect, prevent or contain the effects of such attacks or other information security (including cybersecurity) risks or threats in the future.

We and our vendors have experienced diverse cyberattacks and expect to continue to experience cyberattacks going forward. As examples, the Company and its vendors have experienced attempts to gain access to systems, denial of service attacks, attempted malware infections, account takeovers, scanning activity, and phishing emails. We have also seen an increase in ransomware attacks in our industry. Attacks can originate from external sources (including criminals, terrorists and nation states) or internal actors. The Company is dedicating and will continue to dedicate significant resources and incur significant expenses to maintain and update on an ongoing basis the systems and processes that are designed to mitigate the information security risks it faces and protect the security of its computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, disrupt or degrade service, or cause other damage. The impact of known cyberattacks has not been material to the Company’s operations or operating results through December 31, 2025. The Board is regularly informed regarding the Company’s information security policies, practices and status.

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

The costs of attempting to protect against the foregoing risks and the costs of responding to a cyberattack or other information security incident are significant. Following an information security incident, our and/or our vendors’ remediation efforts may not be successful, and could result in interruptions, delays or cessation of service, and loss of existing or potential customers and members. In addition, breaches of our and/or our vendors’ security measures and the unauthorized access to or dissemination of personal information, proprietary information or confidential information about us, our customers, our members or other third parties, could expose our customers’, members’ and other constituents’ information and our customers, members and other constituents to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, and result in investigations, regulatory enforcement actions, material fines and penalties, loss of customers, litigation or other actions, which could have a material adverse effect on our brand, reputation, businesses, operating results and cash flows.

See Item 1C of this 10-K, “Cybersecurity,” for more information on the Company’s cybersecurity risk management and governance.

Data governance failures can adversely affect our reputation, businesses and prospects. Our use and disclosure of members’, customers’ and other constituents’ personal information is subject to complex regulations at multiple levels.

Our information systems are critical to the operation of our businesses. We collect, process, maintain, retain, evaluate, utilize and distribute large amounts of personally identifiable, protected health, and financial information (including payment card information) and other confidential and sensitive data about our customers, employees, members and other constituents in the ordinary course of our businesses. Some of our information systems rely upon third party systems, including cloud service providers, to accomplish these tasks. The use and disclosure of such information is regulated at the federal, state and international levels. In some cases, such laws, rules and regulations also apply to our vendors and/or may hold us liable for any violations by our vendors. These laws, rules and regulations are subject to change (and many are rapidly evolving) and in recent years have given rise to increased enforcement activity, litigation, and other disputes. For example, certain of our vendors have experienced incidents that resulted in the unauthorized disclosure of confidential information, including personal information of our members, patients or employees, which has caused us to incur expenses including those related to responding to regulatory inquiries and/or litigation. Some of these expenses are indemnified but others are not. International laws, rules and regulations governing the use and disclosure of these types of information are generally more stringent than U.S. laws and regulations, and they vary from jurisdiction to jurisdiction. Our businesses also depend on our customers’, members’ and other constituents’ willingness to entrust us with their health related and other personal information. Events that adversely affect that trust, noncompliance with applicable privacy or security laws or regulations, or any security breach, information security incident, and any other incident involving the theft, misappropriation, compromise, loss or other unauthorized disclosure of, or access to, customer, member or other constituent information, whether by us, by one of our business associates or vendors or by another third party, could require us to expend significant resources to remediate any damage, could interrupt our operations and could adversely affect our brand and reputation, membership and operating results and also could expose and/or has exposed us to mandatory disclosure requirements, adverse media attention, litigation (including class action litigation), governmental investigations and enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders, adverse actions against our licenses to do business and/or injunctive relief, any of which could adversely affect our businesses, operating results, cash flows or financial condition.

There can be no assurance that we have been able to, or will be able to, adequately prevent, detect, and/or remediate such data security incidents.

Our business success and operating results depend in part on effective information technology systems and on continuing to develop and implement improvements in technology, including technology related to artificial intelligence (“AI”). The failure or disruption of our information technology systems or the failure of our information technology infrastructure to support our businesses could adversely affect our reputation, businesses, operating results and cash flows.

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

We have many different information and other technology systems supporting our different businesses, including technology acquired as part of acquisitions. Our businesses depend in large part on these systems to adequately price our products and services; accurately establish reserves, process claims and report operating results; and interact with providers, employer plan sponsors, customers, members, consumers and vendors in an efficient and uninterrupted fashion. In addition, recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. We must continuously develop and acquire new technology systems, contract with new vendors or modify certain of our existing systems to support the consumer-oriented and transformational products and services we are developing, operating and expanding and/or to meet current and developing industry and regulatory standards, including to keep pace with continuing changes in information processing technology, emerging cybersecurity risks and threats, and changes to applicable privacy and security laws, rules and regulations. If we fail to achieve these objectives, our ability to profitably grow our business and/or our operating results may be adversely affected.

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

Our and our vendors’ information systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches (including credit card or personally identifiable information breaches), cyberattacks, vandalism, catastrophic events and human error. If our information systems are damaged, fail to work properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience reputational damage, loss of critical information, customer disruption and interruptions or delays in our ability to perform essential functions and implement new and innovative services.

The use of AI and related technology may also increase exposure to reputational, cybersecurity, data privacy, legal, regulatory and operational risks as AI technology rapidly evolves along with public opinion concerning the use of AI and the associated legal and regulatory framework. These risks include, but are not limited to, heightened exposure to cybersecurity incidents or the misuse of data during the integration of AI models and large data sets; increased potential liability and costs associated with complying with rapidly emerging regulatory frameworks; costs and competitive disadvantages associated with the failure to properly integrate AI into existing operations; and reputational harm caused by actual or perceived failures in the performance of AI or AI-related technology.

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

Our ability to attract and retain qualified and experienced employees is essential to meet our current and future goals and objectives. There is no guarantee we will be able to attract and retain such employees or that competition among potential employers will not result in increased compensation and/or benefit costs. If we are unable to retain existing employees or attract additional employees, or we experience an unexpected loss of leadership, we could experience a material adverse effect on our businesses, operating results and/or future performance.

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

In addition, there have been several investigations regarding the marketing practices of brokers and agents selling health care and other insurance products and the payments they receive from carriers offering Medicare Advantage, Medicare Part D and Medicare Supplemental Insurance products. These investigations have resulted in enforcement actions against companies in our industry and brokers and agents marketing and selling those companies’ products. These investigations and enforcement actions could result in penalties and the imposition of corrective action plans and/or changes to industry practices, which could adversely affect our ability to market our products.

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

The Company’s long-term debt ratings are currently investment grade, though each of the ratings organizations reviews our ratings periodically and there can be no assurance that our current ratings will be maintained in the future. As of December 31, 2025, Moody’s Investor Service, Inc. has assigned the Company a long-term debt rating of “Baa3” and a commercial paper rating of “P-3” with a “Stable” outlook; Standard & Poor’s Financial Services LLC has assigned the Company a long-term debt rating of “BBB” and a commercial paper rating of “A-2” with a “Negative” outlook; and Fitch Ratings, Inc. has assigned the Company a long-term debt rating of “BBB” and a commercial paper rating of “F2” with a “Negative” outlook. Downgrades in our ratings could adversely affect our businesses, operating results, cash flows and financial condition.

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

While we believe joint ventures and other non-traditional health care provider organizational structures present opportunities for us, the implementation of our joint ventures and other non-traditional structure strategies may not achieve the intended results, which could adversely affect our operating results and cash flows. For example, joint ventures require us to, among other things, maintain collaborative relationships with our counterparties, continue to gain access to provider rates that make the joint ventures economically sustainable and devote significant management time to the operation and management of the joint ventures. We may not be able to achieve these objectives in one or more of our joint ventures, which could adversely affect our operating results and cash flows.

Continuing consolidation and integration among providers and other suppliers may increase our medical and other covered benefit costs, make it difficult for us to compete in certain geographies and create new competitors.

Hospitals, other health care providers and health systems continue to consolidate across the health care industry. While this consolidation could increase efficiency and has the potential to improve the delivery of health care services, it also reduces competition and the number of potential contracting parties in certain geographies and sectors of the health care industry. Health systems also are increasingly forming and considering forming health plans to directly offer health insurance in competition with us, a process that has been accelerated by the ACA. In addition, ACOs (including Commercial and Medicaid-only ACOs developed as a result of state Medicaid laws), practice management companies, consolidation among and by integrated health systems and other changes in the organizational structures that physicians, hospitals and other providers adopt continues to change the way these providers interact with us and the competitive landscape in which we operate. These changes may increase our medical and other covered benefit costs, may affect the way we price our products and services and estimate our medical and other covered benefit costs and may require us to change our operations, including by withdrawing from certain geographies where we do not have a significant presence across our businesses or are unable to collaborate or contract with providers on acceptable terms. Each of these changes may adversely affect our businesses and operating results.

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

To help protect the Company from a major cybersecurity incident that could have a material impact on operations or the Company’s financial results, the Company has implemented a robust information security program and has made technology investments that focus on cybersecurity incident prevention, detection and mitigation. The steps the Company takes to reduce its vulnerability and to mitigate the impacts from cybersecurity incidents include, but are not limited to: comprehensive information security policies and standards, implementing logical and technical controls through processes and technologies, monitoring its information technology systems for cybersecurity threats, assessing cybersecurity risk profiles of key third parties, implementing cybersecurity training and collaborating with public and private organizations on cyber threat information and best practices. The Company is currently in material compliance with applicable information privacy and cybersecurity standards.

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

Although the Company did not experience a material cybersecurity incident during the year ended December 31, 2025, the scope and impact of any future direct or third-party cybersecurity incident cannot be predicted. See “Item 1A. Risk Factors” for more information on the Company’s cybersecurity-related risks.

Governance

Management has responsibility to manage risk and bring to the Board’s attention the most material near-term and long-term risks to the Company. The Company’s CISO leads management’s assessment and management of cybersecurity risk. The CISO reports to the Company’s Chief Experience and Technology Officer (the “CETO”), who reports directly to the Company’s Chief Executive Officer. The CETO, CISO and the CPO, regularly review cybersecurity matters with management. The current CETO, CISO and CPO each has more than 10 years of experience managing risks or advising on cybersecurity issues.

The Board is actively engaged in overseeing and reviewing the Company’s strategic direction and objectives, taking into account, among other considerations, the Company’s risk profile and related exposures. As part of this oversight, the Board has delegated certain of these responsibilities to committees of the Board. The Board has delegated the responsibility for the oversight of the Company’s cybersecurity risks to the Audit Committee. As part of its risk oversight responsibilities, the Audit Committee conducts regular reviews of the Company’s cybersecurity program, including no fewer than two formal updates each year. The Company’s CETO and CISO provide the Audit Committee with recurring briefings—at least on a bi-quarterly basis—and update the full Board annually on the Company’s cybersecurity posture. These updates include assessments of emerging cyber threats, significant cybersecurity incidents and material changes in the Company’s risk profile. The CISO is a member of the Company’s Disclosure Committee, and the CPO advises the Disclosure Committee on cybersecurity matters on an as-needed basis.

Item 2. Properties.

The Company’s principal office is an owned building complex located in Woonsocket, Rhode Island, which totals approximately one million square feet. The Company also leases office space in other locations in the United States.

Health Care Benefits Segment

The Health Care Benefits segment’s principal office is an owned building complex located in Hartford, Connecticut, which totals approximately 1.7 million square feet. The Health Care Benefits segment also owns or leases office space in other locations in the U.S. and other countries.

Health Services Segment

The Health Services segment includes owned or leased mail service dispensing pharmacies, call centers, on-site pharmacy stores, retail specialty pharmacy stores, specialty mail service pharmacies and primary care centers.

The Health Services segment leases 246 primary care centers across 27 states, totaling approximately 2.2 million square feet.

The Health Services segment also owns or leases office space used for administration, sales and marketing, technology and development and professional services throughout the U.S. and in Ireland.

Pharmacy & Consumer Wellness Segment

As of December 31, 2025, the Pharmacy & Consumer Wellness segment operated the following properties:

•More than 7,000 retail stores, of which approximately 4% were owned. Net selling space for retail stores was approximately 71.3 million square feet as of December 31, 2025.
•Approximately 1,870 retail pharmacies within retail chains, as well as approximately 30 clinics in Target Corporation (“Target”) stores;
•Owned distribution centers and leased distribution facilities throughout the U.S. totaling approximately 10.0 million square feet; and
•Branches for compounding, specialty infusion and enteral nutrition services throughout the U.S.

In connection with certain business dispositions completed between 1995 and 1997, the Company continues to guarantee lease obligations for 60 former stores. The Company is indemnified for these guarantee obligations by the respective initial purchasers. These guarantees generally remain in effect for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. For additional information on these guarantees, see “Lease Guarantees” in Note 18 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K.

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

Information about our Executive Officers

The following sets forth the name, age and biographical information for each of the Registrant’s executive officers as of February 10, 2026. In each case the officer’s term of office extends to the date of the meeting of the Board following the next annual meeting of stockholders of CVS Health Corporation. Previous positions and responsibilities held by each of the executive officers over the past five years or more are indicated below:

Heidi B. Capozzi, age 56, has been the Executive Vice President and Chief People Officer of CVS Health Corporation since September 2024. Prior to joining the Company, Ms. Capozzi was most recently the Executive Vice President and Global Chief People Officer of McDonald’s Corporation from April 2020 through August 2024.

James D. Clark, age 61, has been the Senior Vice President, Controller and Chief Accounting Officer of CVS Health Corporation since November 2018. Prior to joining the Company, Mr. Clark was a partner at Deloitte & Touche LLP, an independent registered public accounting firm.

Amy Compton-Philips, age 62, has been the Executive Vice President and Chief Medical Officer of CVS Health Corporation since May 2025. Prior to joining the Company, Dr. Compton-Philips was most recently the Chief Physician Executive of Press Ganey, a health care company known for developing and distributing patient satisfaction surveys, from September 2022 to April 2025 and the Chief Clinical Officer of Providence Health System, responsible for clinical operation, quality, pharmacy and clinical institutes from August 2015 to September 2022.

J. David Joyner, age 61, has been the President and Chief Executive Officer of CVS Health Corporation since October 2024, and Chair of the Board of Directors of CVS Health Corporation since January 2026. Prior to his current role with the Company, Mr. Joyner was most recently the Executive Vice President of CVS Health Corporation and President of Pharmacy Services from January 2023 through October 2024; Strategic Business Advisor to gWell, Inc., a wellness technology company, from July 2021 through September 2023; and Advisor to Podimetrics Inc., a health care company focused on the identification and treatment of diabetic foot ulcers from September 2020 through January 2023. Mr. Joyner has also served on the Advisory Council to the Rawls College of Business of Texas Tech University since July 2020.

Samrat S. Khichi, age 58, has been the Executive Vice President, Chief Policy Officer and General Counsel of CVS Health Corporation since February 2023. Prior to joining the Company, Mr. Khichi was most recently the Executive Vice President, Corporate Development, Public Policy, Regulatory Affairs and General Counsel of Becton Dickinson Company, a global medical technology company, from December 2017 through February 2023.

Tilak Mandadi, age 62, has been the Executive Vice President, Ventures and Chief Experience and Technology Officer of CVS Health Corporation, or held the same role with a different title, since July 2022. Prior to joining the Company, Mr. Mandadi was most recently the Chief Strategy Officer of MGM Resorts International from July 2021 through July 2022 and the Executive Vice President, Digital & Global Chief Technology Officer of Disney Parks, Experiences and Products, a division of The Walt Disney Company, from March 2013 through July 2021.

Steven H. Nelson, age 67, has been the Executive Vice President and President, Aetna of CVS Health Corporation since November 2024. Prior to joining the Company, Mr. Nelson was most recently the Chief Executive Officer of ChenMed LLC (“ChenMed”), a health care provider focused on senior citizens, from February 2024 through August 2024; President of ChenMed, from August 2023 through January 2024; President of JenCare Senior Medical Center, a ChenMed company, from September 2022 through August 2023; and Co-Chairman and Chief Executive Officer of Duly Health and Care, a large multispecialty independent provider group, from July 2020 through September 2022.

Brian O. Newman, age 57, has been the Executive Vice President and Chief Financial Officer of CVS Health Corporation since May 2025. Prior to joining the Company, Mr. Newman was most recently the Executive Vice President and Chief Financial Officer of United Parcel Service, Inc. from September 2019 through May 2024.

Prem S. Shah, age 46, has been the Executive Vice President and Group President of CVS Health Corporation since November 2024. Prior to his current role with the Company, Mr. Shah was most recently the Executive Vice President and Chief Pharmacy Officer of CVS Health Corporation from November 2021 through November 2024 and President or Co-President of Retail from January 2022 through November 2024. Mr. Shah was the Executive Vice President, Specialty and Product Innovation, CVS Caremark from August 2018 through November 2021.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

CVS Health Corporation’s common stock is listed on the New York Stock Exchange under the symbol “CVS.”

Dividends

The quarterly cash dividend was $0.665 per share in 2025 and 2024 and $0.605 per share in 2023. CVS Health Corporation has paid cash dividends every quarter since becoming a public company and expects to maintain its quarterly dividend of $0.665 per share throughout 2026. Future dividends will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

See Note 14 ‘‘Shareholders’ Equity’’ included in Item 8 of this 10-K for information regarding CVS Health Corporation’s dividends.

Holders of Common Stock

As of February 4, 2026, there were 20,648 registered holders of the registrant’s common stock according to the records maintained by the registrant’s transfer agent.

Issuer Purchases of Equity Securities

The following share repurchase programs have been authorized by the Board:

In billions Authorization Date	Authorized	Remaining as of December 31, 2025
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the year ended December 31, 2025, the Company did not repurchase any shares of its common stock. During the years ended December 31, 2024 and 2023, the Company repurchased an aggregate of 39.7 million shares of common stock for approximately $3.0 billion and an aggregate of 22.8 million shares of common stock for approximately $2.0 billion, respectively, each pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below.

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

Stock Performance Graph

The following graph compares the cumulative total shareholder return on CVS Health Corporation’s common stock (assuming reinvestment of dividends) with the cumulative total return on the S&P 500 Index, the S&P 500 Consumer Staples Distribution & Retail Industry Group Index and the S&P 500 Health Care Sector Index from December 31, 2020 through December 31, 2025. The graph assumes a $100 investment in shares of CVS Health Corporation’s common stock on December 31, 2020.

Relative Total Returns Since 2020- Annual
Index Value
260
240
220
200
180
160
140
120
100
80
60
2020
2021
2022
2023
2024
2025
CVS Health Corporation
S&P 500
S&P 500 Consumer Staples Distribution & Retail Industry Group Index
S&P 500 Health Care Sector Index

	December 31,
	2020	2021	2022	2023	2024	2025
CVS Health Corporation	$100	$155	$143	$125	$74	$137
S&P 500 (1)	100	129	105	133	166	196
S&P 500 Consumer Staples Distribution & Retail Industry Group Index (2)	100	125	112	130	176	191
S&P 500 Health Care Sector Index (1) (3)	100	126	124	126	129	148
_____________________________________________
(1)Includes CVS Health Corporation.
(2)Includes 7 companies (COST, DG, DLTR, KR, SYY, TGT, WMT).
(3)Includes 60 companies.

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

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading health solutions company building a world of health around every consumer it serves and connecting care so that it works for people wherever they are. As of December 31, 2025, the Company had approximately 9,000 retail locations, more than 1,000 walk-in and primary care medical clinics and a leading pharmacy benefits manager with approximately 87 million plan members and expanding specialty pharmacy solutions. The Company also serves an estimated more than 37 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is creating new sources of value through its integrated model allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Overview of the Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers through its Aetna® operations. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s primary customers, its members, primarily access the segment’s products and services through employer groups, government-sponsored plans or individually. The Health Care Benefits segment also serves customers who purchase products and services that are ancillary to its health insurance products. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” The Company also sold Insured plans directly to individual consumers through the individual public health insurance exchanges (“Public Exchanges”) through the year ended December 31, 2025. The Company exited the states in which Aetna operated on the Public Exchanges effective January 2026.

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

Overview of the Pharmacy & Consumer Wellness Segment

The Pharmacy & Consumer Wellness segment dispenses prescriptions in its CVS Pharmacy® retail locations and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of December 31, 2025, the Pharmacy & Consumer Wellness segment operated approximately 9,000 retail locations, as well as online retail pharmacy websites, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

Results of Operations

The following information summarizes the Company’s results of operations for 2025 compared to 2024.

For discussion of the Company’s results of operations for 2024 compared to 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 12, 2025.

Summary of Consolidated Financial Results

				Change
	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
In millions	2025	2024	2023	$	%	$	%
Revenues:
Products	$249,908	$231,521	$245,138	$18,387	7.9%	$(13,617)	(5.6)%
Premiums	134,751	122,896	99,192	11,855	9.6%	23,704	23.9%
Services	15,175	16,239	12,293	(1,064)	(6.6)%	3,946	32.1%
Net investment income	2,233	2,153	1,153	80	3.7%	1,000	86.7%
Total revenues	402,067	372,809	357,776	29,258	7.8%	15,033	4.2%
Operating costs:
Cost of products sold	221,167	206,287	217,098	14,880	7.2%	(10,811)	(5.0)%
Health care costs	125,538	115,121	86,247	10,417	9.0%	28,874	33.5%
Operating expenses	44,977	41,706	39,832	3,271	7.8%	1,874	4.7%
Goodwill impairment	5,725	—	—	5,725	100.0%	—	—%
Restructuring charges	—	1,179	507	(1,179)	(100.0)%	672	132.5%
Loss on assets held for sale	—	—	349	—	—%	(349)	(100.0)%
Total operating costs	397,407	364,293	344,033	33,114	9.1%	20,260	5.9%
Operating income	4,660	8,516	13,743	(3,856)	(45.3)%	(5,227)	(38.0)%
Interest expense	(3,119)	(2,958)	(2,658)	(161)	(5.4)%	(300)	(11.3)%
Gain on early extinguishment of debt	—	491	—	(491)	(100.0)%	491	100.0%
Gain on deconsolidation of subsidiary	483	—	—	483	100.0%	—	—%
Other income	112	99	88	13	13.1%	11	12.5%
Income before income tax provision	2,136	6,148	11,173	(4,012)	(65.3)%	(5,025)	(45.0)%
Income tax provision	408	1,562	2,805	(1,154)	(73.9)%	(1,243)	(44.3)%
Net income	1,728	4,586	8,368	(2,858)	(62.3)%	(3,782)	(45.2)%
Net (income) loss attributable to noncontrolling interests	40	28	(24)	12	42.9%	52	216.7%
Net income attributable to CVS Health	$1,768	$4,614	$8,344	$(2,846)	(61.7)%	$(3,730)	(44.7)%

Commentary - 2025 compared to 2024

Revenues
•Total revenues increased $29.3 billion, or 7.8%, in 2025 compared to 2024. The increase in total revenues was driven by growth across all operating segments.
•Please see “Segment Analysis” later in this MD&A for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased $3.3 billion, or 7.8%, in 2025 compared to 2024. The increase in operating expenses was primarily due to approximately $1.2 billion of legacy litigation charges related to two court decisions associated with the Company’s past business practices, a $320 million opioid litigation charge related to a change in the Company’s accrual for ongoing opioid litigation matters and $288 million of pre-tax losses on Accountable Care assets, all recorded in 2025, as well as increased investments in colleagues and capabilities in 2025.

•Please see “Segment Analysis” later in this MD&A for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income decreased $3.9 billion, or 45.3%, in 2025 compared to 2024. The decrease in operating income was primarily due to a $5.7 billion goodwill impairment charge related to the Health Care Delivery reporting unit and the $1.2 billion of legacy litigation charges described above, both recorded during the year ended December 31, 2025. These decreases were partially offset by improved operating performance in the Health Care Benefits segment and the absence of approximately $1.2 billion of restructuring charges recorded in the prior year.
•Please see “Segment Analysis” later in this MD&A for additional information about the operating results of the Company’s segments.

Interest expense
•Interest expense increased $161 million, or 5.4%, in 2025 compared to 2024 primarily as a result of long-term debt issuances in December 2024 and August 2025. See “Liquidity and Capital Resources” later in this MD&A for additional information.

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

Gain on deconsolidation of subsidiary
•During 2025, the gain on deconsolidation of subsidiary relates to Omnicare, LLC (“Omnicare”), a wholly-owned indirect subsidiary of CVS Health Corporation, and certain of its subsidiary entities (collectively, the “Omnicare Entities”). See Note 1 ‘‘Significant Accounting Policies’’ included in Item 8 of this 10-K for additional information on the deconsolidation of the Omnicare Entities.

Income tax provision
•The Company’s effective income tax rate decreased to 19.1% in 2025 compared to 25.4% in the prior year due to a worthless stock deduction associated with a subsidiary that filed for bankruptcy in 2025, partially offset by the impact of the goodwill impairment charge and the legacy litigation charges recorded during 2025 described above, both of which were not deductible for income tax purposes.

Trends and Uncertainties

The Company believes you should consider the following business and regulatory trends and uncertainties:

Business Trends and Uncertainties
•Utilization is expected to persist at elevated levels in 2026. Although the level of utilization is difficult to accurately predict, utilization beyond current elevated levels may pressure the Company’s Health Care Benefits segment and its health care delivery assets in its Health Services segment in 2026.
•The Company continues to share with clients a larger portion of rebates, fees and/or discounts received from pharmaceutical manufacturers, and typically offers clients minimum pricing guarantees that cannot always be achieved. The Company also faces increasing pressure from pharmaceutical manufacturers with respect to the calculation and collection of rebates. In addition, marketplace dynamics and regulatory changes have limited the Company’s ability to offer plan sponsors pricing that includes retail network “differential” or “spread.” The Company expects these trends to continue.
•Changes in the economic environment, including inflation, the implementation of new tariffs or changes in tariffs, including the impact of tariffs on trade relations between the U.S. and foreign countries, and labor and other market dynamics could create exposure for increased costs and supply chain disruptions that can adversely impact consumer demand, the ability to deliver client savings or the Company’s financial results.
•Consumer spend management and a decline in consumer discretionary spending, as well as a shift to value, grocery and digital retailers, could drive lower front store sales in the Pharmacy & Consumer Wellness segment.

Regulatory Trends and Uncertainties
•The Company is exposed to funding and regulation of, and changes in government policy with respect to and/or funding or regulation of, the various Medicare and Medicaid programs in which the Company participates, including changes in the amounts payable to us under those programs and/or new reforms or surcharges on existing programs, including changes to applicable risk adjustment mechanisms.
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

The following are reconciliations of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
2025
Total revenues	$143,354	$190,425	$139,367	$484	$(71,563)	$402,067
Adjusted operating income (loss)	2,939	7,151	6,040	(1,687)	—	14,443
2024
Total revenues	$130,665	$173,605	$124,500	$451	$(56,412)	$372,809
Adjusted operating income (loss)	307	7,243	5,774	(1,348)	—	11,976
2023
Total revenues	$105,646	$186,843	$116,763	$451	$(51,927)	$357,776
Adjusted operating income (loss)	5,577	7,312	5,963	(1,318)	—	17,534
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $10.9 billion, $11.4 billion and $13.7 billion of retail co-payments for 2025, 2024 and 2023, respectively. See Note 1 ‘‘Significant Accounting Policies’’ included in Item 8 of this 10-K for additional information about retail co-payments.
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

The following are reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income (loss) to segment adjusted operating income (loss):

	Year Ended December 31, 2025
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,793	$220	$4,860	$(2,213)	$4,660
Amortization of intangible assets (1)	1,155	569	249	3	1,976
Net realized capital (gains) losses (2)	(13)	(25)	—	82	44
Acquisition-related integration costs (3)	—	—	—	117	117
Goodwill impairment (4)	—	5,725	—	—	5,725
Health Care Delivery clinic closure charge (5)	—	83	—	—	83
Opioid litigation charge (6)	—	—	—	320	320
Office real estate optimization charges (7)	4	—	2	4	10
Legacy litigation charges (8)	—	291	929	—	1,220
Loss on Accountable Care assets (9)	—	288	—	—	288
Adjusted operating income (loss)	$2,939	$7,151	$6,040	$(1,687)	$14,443

	Year Ended December 31, 2024
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$(984)	$6,937	$4,770	$(2,207)	$8,516
Amortization of intangible assets (1)	1,175	595	253	2	2,025
Net realized capital (gains) losses (2)	97	(289)	—	75	(117)
Acquisition-related integration costs (3)	—	—	—	243	243
Opioid litigation charge (6)	—	—	—	100	100
Office real estate optimization charges (7)	19	—	4	7	30
Restructuring charges (10)	—	—	747	432	1,179
Adjusted operating income (loss)	$307	$7,243	$5,774	$(1,348)	$11,976

	Year Ended December 31, 2023
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$3,949	$6,842	$5,349	$(2,397)	$13,743
Amortization of intangible assets (1)	1,177	465	260	3	1,905
Net realized capital losses (2)	402	—	5	90	497
Acquisition-related transaction and integration costs (3)	—	—	—	487	487
Office real estate optimization charges (7)	49	5	—	(8)	46
Restructuring charges (10)	—	—	—	507	507
Loss on assets held for sale (11)	—	—	349	—	349
Adjusted operating income (loss)	$5,577	$7,312	$5,963	$(1,318)	$17,534
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
(3)In 2025 and 2024, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. In 2023, the acquisition-related transaction and integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related transaction and integration costs are reflected in operating expenses within the Corporate/Other segment.
(4)In 2025, the goodwill impairment charge relates to the Health Care Delivery reporting unit within the Health Services segment.
(5)In 2025, the Health Care Delivery clinic closure charge primarily relates to the write down of long-lived assets in connection with the planned closure of certain existing Oak Street Health clinics in 2026, as well as associated severance and employee-related costs expected to be incurred. The Health Care Delivery clinic closure charge is reflected in operating expenses within the Health Services segment.
(6)In 2025 and 2024, the opioid litigation charges relate to changes in the Company’s accrual related to ongoing opioid litigation matters.
(7)In 2025, 2024 and 2023, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the Company’s evaluation of corporate office real estate space in response to its ongoing flexible work arrangement. The office real estate optimization charges are reflected in operating expenses within each segment.
(8)In 2025, the Company recorded legacy litigation charges related to two court decisions associated with its past business practices.
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
(9)In 2025, the loss on the wind down and sale of Accountable Care assets represents the pre-tax loss on the divestiture of the Company’s Medicare Shared Savings Program (“MSSP”) operations, which the Company sold in March 2025, as well as costs incurred in connection with the process of winding down the Company’s Accountable Care Organization Realizing Equity, Access and Community Health (“ACO REACH”) operations. The loss on Accountable Care assets is reflected in operating expenses within the Health Services segment.
(10)In 2024, the restructuring charges are primarily comprised of a store impairment charge, corporate workforce optimization costs, including severance and employee-related costs, other asset impairment and related charges associated with the discontinuation of certain non-core assets, and a stock-based compensation charge. During the third quarter of 2024, the Company finalized an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with this restructuring plan, the Company completed a strategic review of its retail business and determined that it planned to close additional retail stores in 2025, and, accordingly, it recorded a store impairment charge to write down the associated lease right-of-use assets and property and equipment. In addition, during the third quarter of 2024, the Company also conducted a review of its various strategic assets and determined that it would discontinue the use of certain non-core assets, at which time impairment losses were recorded to write down the carrying value of these assets to the Company’s best estimate of their fair value. In 2023, the restructuring charges are primarily comprised of severance and employee-related costs, asset impairment charges and a stock-based compensation charge. The restructuring charges associated with the store impairments are reflected within the Pharmacy & Consumer Wellness segment, other asset impairments and related charges are reflected within the Corporate/Other and Pharmacy & Consumer Wellness segments and corporate workforce optimization costs, including severance and employee-related costs, as well as the stock-based compensation charge, are reflected within the Corporate/Other segment.
(11)In 2023, the loss on assets held for sale relates to the long-term care pharmacy (“LTC”) business, which was included within the Pharmacy & Consumer Wellness segment prior to the deconsolidation of the Omnicare Entities in September 2025. During 2022, the Company determined that its LTC business was no longer a strategic asset and committed to a plan to sell it, at which time the LTC business met the criteria for held-for-sale accounting and its net assets were accounted for as assets held for sale. During the first quarter of 2023, a loss on assets held for sale was recorded to write down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflected its estimated fair value less costs to sell. As of the third quarter of 2023, the Company determined the LTC business no longer met the criteria for held-for-sale accounting and, at that time, the net assets associated with the LTC business were reclassified to held and used at their respective fair values.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
In millions, except percentages and basis points (“bps”)	2025	2024	2023	$	%	$	%
Revenues:
Premiums	$134,749	$122,849	$99,144	$11,900	9.7%	$23,705	23.9%
Services	6,823	6,343	5,737	480	7.6%	606	10.6%
Net investment income	1,782	1,473	765	309	21.0%	708	92.5%
Total revenues	143,354	130,665	105,646	12,689	9.7%	25,019	23.7%
Health care costs	122,949	113,659	85,504	9,290	8.2%	28,155	32.9%
MBR (Health care costs as a % of premium revenues)	91.2%	92.5%	86.2%	(130)	bps	630	bps
Operating expenses	$18,612	$17,990	$16,193	$622	3.5%	$1,797	11.1%
Operating expenses as a % of total revenues	13.0%	13.8%	15.3%
Operating income (loss)	$1,793	$(984)	$3,949	$2,777	282.2%	$(4,933)	(124.9)%
Operating income (loss) as a % of total revenues	1.3%	(0.8)%	3.7%
Adjusted operating income (1)	$2,939	$307	$5,577	$2,632	857.3%	$(5,270)	(94.5)%
Adjusted operating income as a % of total revenues	2.1%	0.2%	5.3%
Premium revenues (by business):
Government	$103,362	$88,433	$70,094	$14,929	16.9%	$18,339	26.2%
Commercial	31,387	34,416	29,050	(3,029)	(8.8)%	5,366	18.5%
_____________________________________________
(1)See “Segment Analysis” above in this MD&A for a reconciliation of operating income (loss) (GAAP measure) to adjusted operating income for the Health Care Benefits segment, which represents the Company’s principal measure of segment performance.

Commentary - 2025 compared to 2024

Revenues
•Total revenues increased $12.7 billion, or 9.7%, in 2025 compared to 2024 primarily driven by increases in the Government business, largely due to the impact of the Inflation Reduction Act (“IRA”) on the Medicare Part D program.

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
•The MBR decreased to 91.2% in 2025 compared to 92.5% in the prior year primarily driven by improved underlying performance in the Government business and higher favorable prior year development.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses increased $622 million, or 3.5%, in 2025 compared to 2024 primarily driven by increased investments to support the segment’s business operations.

Adjusted operating income
•Adjusted operating income increased $2.6 billion in 2025 compared to 2024 primarily driven by improved underlying performance in the Government business and higher favorable prior year development.

The following table summarizes the Health Care Benefits segment’s medical membership as of December 31, 2025 and 2024:

	2025			2024
In thousands	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	3,447	15,350	18,797	4,691	14,160	18,851
Medicare Advantage	4,267	—	4,267	4,447	—	4,447
Medicare Supplement	1,202	—	1,202	1,282	—	1,282
Medicaid	1,952	373	2,325	2,094	421	2,515
Total medical membership	10,868	15,723	26,591	12,514	14,581	27,095

Supplemental membership information:
Medicare Prescription Drug Plan (stand-alone)			4,041			4,882

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
•Medical membership as of December 31, 2025 decreased 504,000 members compared with December 31, 2024, reflecting declines in the individual exchange and Government product lines, partially offset by an increase in Commercial ASC membership.

Medicare Update
On April 7, 2025, CMS issued its final notice detailing final 2026 Medicare Advantage payment rates. Final 2026 Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 5.06%, excluding the CMS estimate of Medicare Advantage risk score trend. On January 26, 2026, CMS issued an advance notice detailing proposed 2027 Medicare Advantage payment rates. The 2027 Medicare Advantage rates, if finalized as proposed, will result in an expected average increase in revenue for the Medicare Advantage industry of 0.09%, excluding the CMS estimate of Medicare Advantage risk score trend. CMS intends to publish the final 2027 rate announcement no later than April 6, 2026.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the “ACA”) ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of four or higher (out of five) to qualify for bonus payments. CMS released the Company’s 2026 star ratings in October 2025. The Company’s 2026 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2027. Based on the Company’s membership as of December 2025, more than 81% of the Company’s Medicare Advantage members were in plans with 2026 star ratings of at least 4.0 stars, compared to 88% of the Company’s Medicare Advantage members being in plans with 2025 star ratings of at least 4.0 stars based on the Company’s membership as of December 2024.

Health Services Segment

The following table summarizes the Health Services segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
In millions, except percentages	2025	2024	2023	$	%	$	%
Revenues:
Products	$180,927	$162,436	$180,608	$18,491	11.4%	$(18,172)	(10.1)%
Services	9,478	10,884	6,236	(1,406)	(12.9)%	4,648	74.5%
Net investment income (loss) (1)	20	285	(1)	(265)	(93.0)%	286	NM
Total revenues	190,425	173,605	186,843	16,820	9.7%	(13,238)	(7.1)%
Cost of products sold	175,634	160,036	175,424	15,598	9.7%	(15,388)	(8.8)%
Health care costs	4,834	3,407	1,607	1,427	41.9%	1,800	112.0%
Operating expenses	4,012	3,225	2,970	787	24.4%	255	8.6%
Operating expenses as a % of total revenues	2.1%	1.9%	1.6%
Goodwill impairment	$5,725	$—	$—	$5,725	100.0%	$—	—%
Operating income	220	6,937	6,842	(6,717)	(96.8)%	95	1.4%
Operating income as a % of total revenues	0.1%	4.0%	3.7%
Adjusted operating income (2)	$7,151	$7,243	$7,312	$(92)	(1.3)%	$(69)	(0.9)%
Adjusted operating income as a % of total revenues	3.8%	4.2%	3.9%
Revenues (by distribution channel):
Pharmacy network (3)	$101,775	$91,650	$112,718	$10,125	11.0%	$(21,068)	(18.7)%
Mail & specialty (4)	79,334	70,877	67,992	8,457	11.9%	2,885	4.2%
Other	9,296	10,793	6,134	(1,497)	(13.9)%	4,659	76.0%
Net investment income (loss) (1)	20	285	(1)	(265)	(93.0)%	286	NM
Pharmacy claims processed (5)	1,900.7	1,917.6	2,344.3	(16.9)	(0.9)%	(426.7)	(18.2)%
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

Commentary - 2025 compared to 2024

Revenues
•Total revenues increased $16.8 billion, or 9.7%, in 2025 compared to 2024 primarily driven by pharmacy drug mix and brand inflation, partially offset by continued pharmacy client price improvements.

Operating expenses
•Operating expenses in the Health Services segment include selling, general and administrative expenses; and depreciation and amortization expense.
•Operating expenses increased $787 million, or 24.4%, in 2025 compared to 2024. The increase was primarily due to a $291 million litigation charge, $288 million in pre-tax losses on Accountable Care assets and an $83 million Health Care Delivery clinic closure charge, all recorded during 2025.

Goodwill impairment
•In 2025, the Company recorded a $5.7 billion goodwill impairment charge related to the Health Care Delivery reporting unit within the Health Services segment. See Note 6 ‘‘Goodwill and Other Intangibles’’ included in Item 8 of this 10-K for additional information.

Adjusted operating income
•Adjusted operating income decreased $92 million, or 1.3%, in 2025 compared to 2024. The decrease in adjusted operating income was primarily driven by continued pharmacy client price improvements and the impact of a higher medical benefit ratio in the Company’s health care delivery business, partially offset by improved purchasing economics and pharmacy drug mix.

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
•The Company’s pharmacy claims processed decreased 0.9% on a 30-day equivalent basis in 2025 compared to 2024.

Pharmacy & Consumer Wellness Segment

The following table summarizes the Pharmacy & Consumer Wellness segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
In millions, except percentages	2025	2024	2023	$	%	$	%
Revenues:
Products	$136,575	$122,028	$113,976	$14,547	11.9%	$8,052	7.1%
Services	2,792	2,472	2,792	320	12.9%	(320)	(11.5)%
Net investment income (loss)	—	—	(5)	—	—%	5	100.0%
Total revenues	139,367	124,500	116,763	14,867	11.9%	7,737	6.6%
Cost of products sold	113,583	99,337	91,447	14,246	14.3%	7,890	8.6%
Operating expenses	20,924	19,646	19,618	1,278	6.5%	28	0.1%
Operating expenses as a % of total revenues	15.0%	15.8%	16.8%
Restructuring charges	$—	$747	$—	$(747)	(100.0)%	$747	100.0%
Loss on assets held for sale	—	—	349	—	—%	(349)	(100.0)%
Operating income	4,860	4,770	5,349	90	1.9%	(579)	(10.8)%
Operating income as a % of total revenues	3.5%	3.8%	4.6%
Adjusted operating income (1)	$6,040	$5,774	$5,963	$266	4.6%	$(189)	(3.2)%
Adjusted operating income as a % of total revenues	4.3%	4.6%	5.1%
Revenues (by major goods/service lines):
Pharmacy	$115,510	$100,687	$92,111	$14,823	14.7%	$8,576	9.3%
Front Store	21,459	21,522	22,458	(63)	(0.3)%	(936)	(4.2)%
Other	2,398	2,291	2,199	107	4.7%	92	4.2%
Net investment income (loss)	—	—	(5)	—	—%	5	100.0%
Prescriptions filled (2)	1,808.8	1,715.5	1,649.1	93.3	5.4%	66.4	4.0%
Same store sales increase (decrease): (3)
Total	15.0%	9.4%	10.7%
Pharmacy	18.0%	12.3%	13.6%
Front Store	1.2%	(2.1)%	0.3%
Prescription volume (2)	8.0%	6.8%	3.9%
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

Commentary - 2025 compared to 2024

Revenues
•Total revenues increased $14.9 billion, or 11.9%, in 2025 compared to 2024. The increase was primarily driven by pharmacy drug mix and increased prescription volume, including incremental volume resulting from the Company’s Rite Aid prescription file acquisitions, partially offset by continued pharmacy reimbursement pressure and the impact of recent generic drug introductions.

•Pharmacy same store sales increased 18.0% in 2025 compared to 2024. The increase was primarily driven by pharmacy drug mix, including branded GLP-1 drugs, and the 8.0% increase in pharmacy same store prescription volume on a 30-day equivalent basis. These increases were partially offset by continued pharmacy reimbursement pressure and the impact of recent generic drug introductions.
•Front store same store sales increased 1.2% in 2025 compared to 2024.

Operating expenses
•Operating expenses in the Pharmacy & Consumer Wellness segment include payroll, employee benefits and occupancy costs associated with the segment’s stores and pharmacy fulfillment operations; selling expenses; advertising expenses; depreciation and amortization expense and certain administrative expenses.
•Operating expenses increased $1.3 billion, or 6.5%, in 2025 compared to 2024. The increase in operating expenses was primarily due to $929 million in litigation charges recorded in 2025 related to the Omnicare long-term care business and increased investments in the segment’s colleagues and capabilities.

Restructuring charges
•During 2024, the Company recorded $747 million of restructuring charges related to the write-down of lease right-of-use assets and property and equipment in connection with the Company’s restructuring program. See Note 3 ‘‘Restructuring’’ included in Item 8 of this 10-K for additional information.

Adjusted operating income
•Adjusted operating income increased $266 million, or 4.6%, in 2025 compared to 2024 primarily driven by increased prescription volume, including incremental volume resulting from the Company’s Rite Aid prescription file acquisitions, as well as favorable drug mix, partially offset by continued pharmacy reimbursement pressure and increased investments in the segment’s colleagues and capabilities.

Prescriptions filled
•Prescriptions filled represents the number of prescriptions dispensed through the Pharmacy & Consumer Wellness segment’s retail pharmacies and infusion services operations, as well as through the Omnicare long-term care pharmacies prior to their deconsolidation during the third quarter of 2025. Management uses this metric to understand variances between actual prescriptions dispensed and expected amounts as well as trends in period-over-period results. This metric provides management and investors with information useful in understanding the impact of prescription volume on segment total revenues and operating results.
•Prescriptions filled increased 5.4% on a 30-day equivalent basis in 2025 compared to 2024 primarily driven by increased utilization and incremental volume resulting from the Company’s Rite Aid prescription file acquisitions.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

				Change
	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
In millions, except percentages	2025	2024	2023	$	%	$	%
Revenues:
Premiums	$45	$47	$48	$(2)	(4.3)%	$(1)	(2.1)%
Services	8	9	9	(1)	(11.1)%	—	—%
Net investment income	431	395	394	36	9.1%	1	0.3%
Total revenues	484	451	451	33	7.3%	—	—%
Cost of products sold	—	—	1	—	—%	(1)	(100.0)%
Health care costs	177	187	210	(10)	(5.3)%	(23)	(11.0)%
Operating expenses	2,520	2,039	2,130	481	23.6%	(91)	(4.3)%
Restructuring charges	—	432	507	(432)	(100.0)%	(75)	(14.8)%
Operating loss	(2,213)	(2,207)	(2,397)	(6)	(0.3)%	190	7.9%
Adjusted operating loss (1)	(1,687)	(1,348)	(1,318)	(339)	(25.1)%	(30)	(2.3)%
_____________________________________________
(1)See “Segment Analysis” above in this MD&A for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - 2025 compared to 2024

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues increased $33 million, or 7.3%, in 2025 compared to 2024 primarily driven by higher net investment income driven by higher fixed income assets.

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

Adjusted operating loss
•Adjusted operating loss increased $339 million, or 25.1%, in 2025 compared to 2024 primarily driven by increased investments in colleagues and capabilities.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of December 31, 2025, the Company had approximately $8.5 billion in cash and cash equivalents, approximately $2.8 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash for the years ended December 31, 2025, 2024 and 2023 was as follows:

				Change
	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
In millions	2025	2024	2023	$	%	$	%
Net cash provided by operating activities	$10,639	$9,107	$13,426	$1,532	16.8%	$(4,319)	(32.2)%
Net cash used in investing activities	(5,871)	(7,613)	(20,889)	1,742	22.9%	13,276	63.6%
Net cash provided by (used in) financing activities	(4,940)	(1,135)	2,683	(3,805)	(335.2)%	(3,818)	(142.3)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(172)	$359	$(4,780)	$(531)	(147.9)%	$5,139	107.5%

Commentary - 2025 compared to 2024

•Net cash provided by operating activities increased by $1.5 billion in 2025 compared to 2024 primarily due to the timing of payments and receipts and the impact of improved operating performance in the Health Care Benefits segment.
•Net cash used in investing activities decreased by $1.7 billion in 2025 compared to 2024 primarily due to higher proceeds from sales and maturities of investments, partially offset by cash paid to acquire the prescription files of certain Rite Aid pharmacies. In addition, cash used in investing activities reflected the following activity:
•Gross capital expenditures were approximately $2.8 billion in both 2025 and 2024. During 2025, approximately 77% of the Company’s total capital expenditures were for technology, digital and other strategic initiatives and 23% were for store, fulfillment and support facilities and equipment expansion and improvements.
•Net cash used in financing activities increased by $3.8 billion in 2025 compared to 2024 primarily due to higher repayments of commercial paper and lower proceeds from the issuance of long-term senior notes in 2025, partially offset by higher share repurchases and repayments of long-term debt in 2024.

Included in net cash used in investing activities for the years ended December 31, 2025, 2024 and 2023 was the following store development activity: (1)

	2025	2024	2023
Total stores (beginning of year)	9,135	9,395	9,674
New and acquired stores (2)	87	39	39
Closed stores (2)	(243)	(299)	(318)
Total stores (end of year)	8,979	9,135	9,395
Relocated stores (2)	5	3	5
_____________________________________________
(1)Includes retail drugstores and pharmacies within retail chains, primarily in Target Corporation (“Target”) stores.
(2)Relocated stores are not included in new and acquired stores or closed stores totals.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of December 31, 2025. The Company had $2.1 billion of commercial paper outstanding at a weighted interest rate of 4.98% as of December 31, 2024. In connection with its commercial paper program, the Company maintains three $2.5 billion, five-year unsecured back-up revolving credit facilities, which expire in May 2028, 2029 and 2030. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of December 31, 2025 and 2024, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

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

Federal Home Loan Bank of Boston (“FHLBB”)
A subsidiary of the Company is a member of the FHLBB. As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of December 31, 2025 was approximately $1.3 billion. As of December 31, 2025 and 2024, there were no outstanding advances from the FHLBB.

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

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes (see Note 10 ‘‘Borrowings and Credit Agreements’’ included in Item 8 of this 10-K) contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of December 31, 2025, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of December 31, 2025, the Company’s long-term debt was rated “BBB” by Fitch Ratings, Inc. (“Fitch”), “Baa3” by Moody’s Investors Service, Inc. (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “F2” by Fitch, “P-3” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Negative” by both Fitch and S&P and “Stable” by Moody’s. In assessing the Company’s credit strength, the Company believes that Fitch, Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies, as well as its consolidated balance sheet, its historical acquisition activity and other financial information, including the Company’s expectations for future earnings and cash flows. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot predict the future actions of Moody’s, S&P and/or Fitch. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Programs

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of December 31, 2025
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the year ended December 31, 2025, the Company did not repurchase any shares of its common stock. During the years ended December 31, 2024 and 2023, the Company repurchased an aggregate of 39.7 million shares of common stock for approximately $3.0 billion and an aggregate of 22.8 million shares of common stock for approximately $2.0 billion, respectively, each pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below.

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

Dividends

The quarterly cash dividend declared by the Board was $0.665 per share in 2025 and 2024 and $0.605 per share in 2023. CVS Health Corporation has paid cash dividends every quarter since becoming a public company and expects to maintain its quarterly dividend of $0.665 per share throughout 2026. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

Future Cash Requirements

The following table summarizes certain estimated future cash requirements under the Company’s various contractual obligations at December 31, 2025, in total and disaggregated into current and long-term obligations. The table below does not include future payments of claims to health care providers or pharmacies because certain terms of these payments are not determinable at December 31, 2025 (for example, the timing and volume of future services provided under fee-for-service arrangements and future membership levels for capitated arrangements).

In millions	Total	Current	Long-Term
Operating lease liabilities (1)	$19,387	$2,626	$16,761
Finance lease liabilities (1)	1,960	139	1,821
Contractual lease obligations with Target (2)	2,268	—	2,268
Long-term debt (3)	63,709	4,007	59,702
Interest payments on long-term debt (3)	44,003	2,933	41,070
Opioid litigation settlement obligations (4)	3,975	648	3,327
Other long-term liabilities on the consolidated balance sheets (5)
Future policy benefits (6)	4,477	360	4,117
Unpaid claims (6)	801	202	599
Policyholders’ funds (6) (7)	937	615	322
Total	$141,517	$11,530	$129,987
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
(3)Refer to Note 10 ‘‘Borrowings and Credit Agreements’’ included in Item 8 of this 10-K for additional information regarding the maturities of debt principal. Interest payments on long-term debt are calculated using outstanding balances and interest rates in effect on December 31, 2025.
(4)Refer to Note 18 ‘‘Commitments and Contingencies’’ included in Item 8 of this 10-K for additional information regarding the opioid litigation settlement obligations.
(5)Payments of other long-term liabilities exclude Separate Accounts liabilities of approximately $2.0 billion because these liabilities are supported by assets that are legally segregated and are not subject to claims that arise out of the Company’s business.
(6)Total payments of future policy benefits, unpaid claims and policyholders’ funds include $547 million, $761 million and $125 million, respectively, of reserves for contracts subject to reinsurance. The Company expects the assuming reinsurance carrier to fund these obligations and has reflected these amounts as reinsurance recoverable assets on the consolidated balance sheets.
(7)Customer funds associated with group life and health contracts of approximately $9 million have been excluded from the table above because such funds may be used primarily at the customer’s discretion to offset future premiums and/or for refunds, and the timing of the related cash flows cannot be determined. Additionally, net unrealized capital losses on debt securities supporting experience-rated products of $6 million, before tax, have been excluded from the table above.

Restrictions on Certain Payments

In addition to general state law restrictions on payments of dividends and other distributions to stockholders applicable to all corporations, health maintenance organizations (“HMOs”) and insurance companies are subject to further regulations that, among other things, may require those companies to maintain certain levels of equity (referred to as surplus) and restrict the amount of dividends and other distributions that may be paid to their equity holders. These regulations are not directly applicable to CVS Health Corporation as a holding company since CVS Health Corporation is not an HMO or an insurance company. In addition, in connection with the Aetna Acquisition, the Company made certain undertakings that require prior regulatory approval of dividends by certain of its HMOs and insurance companies. The additional regulations and undertakings applicable to the Company’s HMO and insurance company subsidiaries are not expected to affect the Company’s ability to service the Company’s debt, meet other financing obligations or pay dividends, or the ability of any of the Company’s subsidiaries to service their debt or other financing obligations. Under applicable regulatory requirements and undertakings, at December 31, 2025, the maximum amount of dividends that may be paid by the Company’s insurance and HMO subsidiaries without prior approval by regulatory authorities was $3.8 billion in the aggregate.

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

Solvency Regulation

The National Association of Insurance Commissioners (the “NAIC”) utilizes risk-based capital (“RBC”) standards for insurance companies that are designed to identify weakly-capitalized companies by comparing each company’s adjusted surplus to its required surplus (the “RBC Ratio”). The RBC Ratio is designed to reflect the risk profile of insurance companies. Within certain ratio ranges, regulators have increasing authority to take action as the RBC Ratio decreases. There are four levels of regulatory action, ranging from requiring an insurer to submit a comprehensive financial plan for increasing its RBC to the state insurance commissioner to requiring the state insurance commissioner to place the insurer under regulatory control. At December 31, 2025, all of the Company’s insurance and HMO subsidiaries were above the RBC level that would require regulatory action. The RBC framework described above for insurers has been extended by the NAIC to health organizations, including HMOs. Although not all states had adopted these rules at December 31, 2025, at that date each of the Company’s active HMOs had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules. External rating agencies use their own capital models and/or RBC standards when they determine a company’s rating.

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

During the years ended December 31, 2025, 2024 and 2023, the Company recorded yield-related impairment losses on debt securities of $28 million, $73 million and $152 million, respectively. The Company did not record any credit-related losses on debt securities during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, credit-related losses on debt securities were not material.

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

The total reserve for estimated inventory losses covered by this critical accounting policy was $635 million and $600 million as of December 31, 2025 and 2024, respectively. Although management believes there is sufficient current and historical information available to record reasonable estimates for estimated inventory losses, it is possible that actual results could differ. In order to help investors assess the aggregate risk, if any, associated with the inventory-related uncertainties discussed above, a ten percent (10%) pre-tax change in estimated inventory losses, which is a reasonably likely change, would increase or decrease the total reserve for estimated inventory losses by approximately $64 million as of December 31, 2025.

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

The long-lived asset impairment loss calculation contains uncertainty since management must use judgment to estimate each asset group’s future sales, profitability and cash flows. When preparing these estimates, the Company considers historical results and current operating trends and consolidated sales, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including general economic and regulatory conditions, efforts of third-party organizations to reduce their prescription drug costs and/or increase member co-payments, the continued efforts of competitors to gain market share and consumer spending patterns.

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

2025 Goodwill Impairment Test
During the fourth quarter of 2025, the Company performed its required annual impairment test of goodwill. The results of the impairment tests indicated that there was no impairment of goodwill as of the testing date. The fair values of the reporting units with goodwill exceeded their carrying values by significant margins, with the exception of the Health Care Delivery reporting unit, which exceeded its carrying value by approximately 3%.

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

The results of the impairment test showed that the fair value of the Health Care Delivery reporting unit was lower than its carrying value, resulting in a $5.7 billion goodwill impairment charge, which was recorded during the third quarter of 2025. The fair value of the Health Care Delivery reporting unit was determined using a combination of a discounted cash flow method and a market multiple method. In addition to the lower financial projections, lower market multiples of the peer group companies contributed to the amount of the goodwill impairment charge.

Although the Company believes the financial projections used to determine the fair value of the Health Care Delivery reporting unit were reasonable and achievable, continued utilization pressure, insufficient CMS Medicare rate increases relative to underlying medical cost trend or further reductions to the number of existing primary care centers or new primary care center openings may affect the Company’s ability to increase operating results in the Health Care Delivery reporting unit at the rate estimated when such goodwill impairment test was performed. Some of the key assumptions included in the Company’s financial projections to determine the estimated fair value of its Health Care Delivery reporting unit include future revenue growth rates, including the impact of annual new primary care center openings, and operating income. The estimated fair value of the Health Care Delivery reporting unit is also dependent on multiples of market participants in the care delivery industry, as well as the risk-free interest rate environment which impacts the discount rate used in the discounted cash flow method. If the Company does not achieve its forecasts, given that the fair value and the carrying value of the Health Care Delivery reporting unit were the same following the goodwill impairment charge recorded during the third quarter of 2025, it is reasonably possible in the near term that the goodwill of the Health Care Delivery reporting unit could be deemed to be impaired again by a material amount. As of December 31, 2025, the remaining goodwill balance in the Health Care Delivery reporting unit was approximately $4.2 billion.

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

The indefinite-lived intangible asset impairment loss calculation contains uncertainty since management must use judgment to estimate fair value based on the assumption that, in lieu of ownership of an intangible asset, the Company would be willing to pay a royalty in order to utilize the benefits of the asset. Fair value is estimated by discounting the hypothetical royalty payments to their present value over the estimated economic life of the asset. These estimates can be affected by a number of factors including general economic conditions, availability of market information and the profitability of the Company. There were no impairment losses recognized on indefinite-lived intangible assets in the years ended December 31, 2025, 2024 or 2023.

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

During 2025 and 2024, the segment observed an increase in completion factors relative to those assumed at the prior year end. After considering the claims paid in 2025 and 2024 with dates of service prior to the fourth quarter of the previous year, the segment observed assumed incurred claim weighted average completion factors that were 31 and 23 basis points higher, respectively, than previously estimated, resulting in a decrease of $541 million and $339 million in 2025 and 2024, respectively, in health care costs payable that related to the prior year. The segment has considered the pattern of changes in its completion factors when determining the completion factors used in its estimates of IBNR as of December 31, 2025. However, based on historical claim experience, it is reasonably possible that the estimated weighted average completion factors may vary by plus or minus 14 basis points from the assumed rates, which could impact health care costs payable by approximately plus or minus $372 million pretax.

Also, during 2025 and 2024, the Health Care Benefits segment observed that health care costs for claims with claim incurred dates of three months or less before the financial statement date were lower than previously estimated. Specifically, after considering the claims paid in 2025 and 2024 with claim incurred dates for the fourth quarter of the previous year, the segment observed health care costs that were 6.1% and 3.2% lower, respectively, for each fourth quarter than previously estimated, resulting in a reduction of $1.4 billion and $546 million in 2025 and 2024, respectively, in health care costs payable that related to prior year.

Management considers historical health care cost trend rates together with its knowledge of recent events that may impact current trends when developing estimates of current health care cost trend rates. When establishing reserves as of December 31, 2025, the segment increased its assumed health care cost trend rates for the most recent three months by 4.4% from health care cost trend rates recently observed. Based on historical claim experience, it is reasonably possible that the segment’s estimated health care cost trend rates may vary by plus or minus 3.5% from the assumed rates, which could impact health care costs payable by plus or minus $805 million pretax.

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

Investments
The Company’s investment portfolio supported the following products at December 31, 2025 and 2024:

In millions	2025	2024
Experience-rated products	$578	$652
Remaining products	34,236	30,689
Total investments	$34,814	$31,341

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

The debt securities in the Company’s investment portfolio had an average credit quality rating of A at both December 31, 2025 and 2024, with a fair value of approximately $6.2 billion and $5.9 billion rated AAA at December 31, 2025 and 2024, respectively. The fair value of debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) was $2.8 billion and $2.4 billion at December 31, 2025 and 2024, respectively (of which 1.1% and 1.6% at December 31, 2025 and 2024, respectively, supported experience-rated products).

At December 31, 2025 and 2024, the Company held $46 million and $82 million, respectively, of municipal debt securities that were guaranteed by third parties, representing less than 1% of total investments at both December 31, 2025 and 2024. These securities had an average credit quality rating of AA+ at both December 31, 2025 and 2024, with the guarantee and an average credit quality rating of AA+ and AA at December 31, 2025 and 2024, respectively, without the guarantee. The Company does not have any significant concentration of investments with third party guarantors (either direct or indirect).

The Company generally classifies debt securities as available for sale, and carries them at fair value on the consolidated balance sheets. At both December 31, 2025 and 2024, less than 1% of debt securities were valued using inputs that reflect the Company’s assumptions (categorized as Level 3 inputs in accordance with GAAP). See Note 5 ‘‘Fair Value’’ included in Item 8 of this 10-K for additional information on the methodologies and key assumptions used to determine the fair value of investments. For additional information related to investments, see Note 4 ‘‘Investments’’ included in Item 8 of this 10-K.

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

On a quarterly basis, the Company reviews the impact of hypothetical net losses in its investment portfolio on the Company’s consolidated near-term financial condition, operating results and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices. Interest rate changes (whether resulting from changes in treasury yields or credit spreads or other factors) represent the most material risk exposure category for the Company. The Company has estimated the impact on the fair value of market sensitive instruments based on the net present value of cash flows using a representative set of likely future interest rate scenarios. The assumption used was an immediate increase of 100 basis points in interest rates (which the Company believes represents a moderately adverse scenario) for long-term debt issued by the Company, as well as its interest rate sensitive investments.

Assuming an immediate increase of 100 basis points in interest rates, the theoretical decline in the fair values of market sensitive instruments at December 31, 2025 is as follows:

•The fair value of long-term debt issued by the Company would decline by approximately $3.6 billion ($4.6 billion pretax). Changes in the fair value of long-term debt do not impact the Company’s operating results or financial condition.
•The theoretical reduction in the fair value of interest rate sensitive investments partially offset by the theoretical reduction in the fair value of interest rate sensitive liabilities would result in a net decline in fair value of approximately $765 million ($970 million pretax) related to continuing non-experience-rated products. Net reductions in fair value would be reflected as an unrealized loss in equity, as the Company classifies these debt securities as available for sale, and the effect of the interest rate on interest rate sensitive liabilities is recorded in other comprehensive income.

Based on overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect consolidated near-term financial condition, operating results or cash flows as of December 31, 2025.

Evaluation of Foreign Currency and Commodity Risk

At December 31, 2025 and 2024, the Company did not have any material foreign currency exchange rate or commodity derivative instruments in place and believes its exposure to foreign currency exchange rate risk is not material.

Evaluation of Operational Risks

The Company also faces certain operational risks. Those risks include risks related to information security, including cybersecurity.

The Company and its vendors have experienced diverse cyberattacks and expect to continue to experience cyberattacks going forward. As examples, the Company and its vendors have experienced attempts to gain access to systems, denial of service attacks, attempted malware infections, account takeovers, scanning activity and phishing emails. Attacks can originate from external criminals, terrorists, nation states or internal actors. The Company is dedicating and will continue to dedicate significant resources and incur significant expenses to maintain and update on an ongoing basis the systems and processes that are designed to mitigate the information security risks it faces and protect the security of its computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, disrupt or degrade service or cause other damage. The impact of cyberattacks has not been material to the Company’s operations or operating results through December 31, 2025. The Board and its Audit Committee are regularly informed regarding the Company’s information security policies, practices and status. Please see “Cybersecurity” included in Item 1C of this 10-K for further information.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Consolidated Statements of Operations

	For the Years Ended December 31,
In millions, except per share amounts	2025	2024	2023
Revenues:
Products	$249,908	$231,521	$245,138
Premiums	134,751	122,896	99,192
Services	15,175	16,239	12,293
Net investment income	2,233	2,153	1,153
Total revenues	402,067	372,809	357,776
Operating costs:
Cost of products sold	221,167	206,287	217,098
Health care costs	125,538	115,121	86,247
Operating expenses	44,977	41,706	39,832
Goodwill impairment	5,725	—	—
Restructuring charges	—	1,179	507
Loss on assets held for sale	—	—	349
Total operating costs	397,407	364,293	344,033
Operating income	4,660	8,516	13,743
Interest expense	(3,119)	(2,958)	(2,658)
Gain on early extinguishment of debt	—	491	—
Gain on deconsolidation of subsidiary	483	—	—
Other income	112	99	88
Income before income tax provision	2,136	6,148	11,173
Income tax provision	408	1,562	2,805
Net income	1,728	4,586	8,368
Net (income) loss attributable to noncontrolling interests	40	28	(24)
Net income attributable to CVS Health	$1,768	$4,614	$8,344

Net income per share attributable to CVS Health:
Basic	$1.40	$3.67	$6.49
Diluted	$1.39	$3.66	$6.47
Weighted average shares outstanding:
Basic	1,267	1,259	1,285
Diluted	1,271	1,262	1,290

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
In millions	2025	2024	2023
Net income	$1,728	$4,586	$8,368
Other comprehensive income (loss), net of tax:
Net unrealized investment gains	605	30	1,090
Change in discount rate on long-duration insurance reserves	(50)	113	(67)
Foreign currency translation adjustments	11	(4)	—
Net cash flow hedges	(13)	(15)	5
Pension and other postretirement benefits	(27)	53	(61)
Other comprehensive income	526	177	967
Comprehensive income	2,254	4,763	9,335
Comprehensive (income) loss attributable to noncontrolling interests	40	28	(24)
Comprehensive income attributable to CVS Health	$2,294	$4,791	$9,311

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Balance Sheets

	At December 31,
In millions, except per share amounts	2025	2024
Assets:
Cash and cash equivalents	$8,453	$8,586
Investments	2,145	2,407
Accounts receivable, net	39,779	36,469
Inventories	19,246	18,107
Other current assets	5,091	3,076
Total current assets	74,714	68,645
Long-term investments	32,669	28,934
Property and equipment, net	13,083	12,993
Operating lease right-of-use assets	14,973	15,944
Goodwill	85,478	91,272
Intangible assets, net	25,508	27,323
Separate accounts assets	1,994	3,311
Other assets	5,119	4,793
Total assets	$253,538	$253,215

Liabilities:
Accounts payable	$17,641	$15,892
Pharmacy claims and discounts payable	26,344	24,166
Health care costs payable	15,399	15,064
Accrued expenses and other current liabilities	22,387	20,810
Other insurance liabilities	1,116	1,183
Current portion of operating lease liabilities	1,737	1,751
Short-term debt	—	2,119
Current portion of long-term debt	4,068	3,624
Total current liabilities	88,692	84,609
Long-term operating lease liabilities	13,643	14,899
Long-term debt	60,502	60,527
Deferred income taxes	3,832	3,806
Separate accounts liabilities	1,994	3,311
Other long-term insurance liabilities	4,716	4,902
Other long-term liabilities	4,777	5,431
Total liabilities	178,156	177,485
Commitments and contingencies (Note 18)

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,787 shares issued and 1,271 shares outstanding at December 31, 2025 and 1,778 shares issued and 1,260 shares outstanding at December 31, 2024 and capital surplus	50,402	49,661
Treasury stock, at cost: 516 and 518 shares at December 31, 2025 and 2024	(36,790)	(36,818)
Retained earnings	61,196	62,837
Accumulated other comprehensive income (loss)	406	(120)
Total CVS Health shareholders’ equity	75,214	75,560
Noncontrolling interests	168	170
Total shareholders’ equity	75,382	75,730
Total liabilities and shareholders’ equity	$253,538	$253,215

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
In millions	2025	2024	2023
Cash flows from operating activities:
Cash receipts from customers	$389,128	$357,995	$345,464
Cash paid for inventory, prescriptions dispensed and health services rendered	(216,493)	(197,726)	(208,848)
Insurance benefits paid	(121,238)	(109,464)	(84,097)
Cash paid to other suppliers and employees	(37,570)	(38,821)	(34,735)
Interest and investment income received	1,969	1,735	1,584
Interest paid	(2,991)	(2,909)	(2,418)
Income taxes paid	(2,166)	(1,703)	(3,524)
Net cash provided by operating activities	10,639	9,107	13,426

Cash flows from investing activities:
Proceeds from sales and maturities of investments	12,383	10,353	7,729
Purchases of investments	(15,012)	(15,191)	(9,043)
Purchases of property and equipment	(2,832)	(2,781)	(3,031)
Acquisitions (net of cash and restricted cash acquired)	(436)	(95)	(16,612)
Other	26	101	68
Net cash used in investing activities	(5,871)	(7,613)	(20,889)

Cash flows from financing activities:
Commercial paper borrowings (repayments), net	(2,119)	1,919	200
Proceeds from issuance of short-term loan	—	—	5,000
Repayment of short-term loan	—	—	(5,000)
Proceeds from issuance of long-term debt	3,969	7,913	10,898
Repayments of long-term debt	(3,629)	(4,773)	(3,166)
Repurchase of common stock	—	(3,023)	(2,012)
Dividends paid	(3,397)	(3,373)	(3,132)
Proceeds from exercise of stock options	394	361	277
Payments for taxes related to net share settlement of equity awards	(158)	(185)	(181)
Other	—	26	(201)
Net cash provided by (used in) financing activities	(4,940)	(1,135)	2,683
Net increase (decrease) in cash, cash equivalents and restricted cash	(172)	359	(4,780)
Cash, cash equivalents and restricted cash at the beginning of the period	8,884	8,525	13,305
Cash, cash equivalents and restricted cash at the end of the period	$8,712	$8,884	$8,525

Index to Consolidated Financial Statements

	For the Years Ended December 31,
In millions	2025	2024	2023
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,728	$4,586	$8,368
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,606	4,597	4,366
Goodwill impairment	5,725	—	—
Loss on assets held for sale	—	—	349
Stock-based compensation	535	540	588
Loss on sale of subsidiary	236	—	—
Gain on early extinguishment of debt	—	(491)	—
Gain on deconsolidation of subsidiary	(483)	—	—
Restructuring charges (impairment of long-lived assets)	—	840	152
Deferred income taxes	102	(572)	(676)
Other items	(336)	(502)	264
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(3,498)	(1,301)	(6,260)
Inventories	(1,267)	(102)	1,233
Other assets	(2,593)	(38)	(510)
Accounts payable and pharmacy claims and discounts payable	3,855	2,335	3,618
Health care costs payable and other insurance liabilities	16	2,757	394
Other liabilities	2,013	(3,542)	1,540
Net cash provided by operating activities	$10,639	$9,107	$13,426

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)			Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity		Total Shareholders’ Equity
In millions	Common Shares	Treasury Shares (1)		Treasury Stock (1)	Retained Earnings			Noncontrolling Interests
Balance at December 31, 2022	1,758	(458)	$48,193	$(31,858)	$56,398	$(1,264)	$71,469	$300	$71,769
Net income	—	—	—	—	8,344	—	8,344	24	8,368
Other comprehensive income (Note 15)	—	—	—	—	—	967	967	—	967
Stock option activity, stock awards and other	10	—	795	—	—	—	795	—	795
Purchase of treasury shares, net of ESPP issuances	—	(22)	(12)	(1,980)	—	—	(1,992)	—	(1,992)
Common stock dividends ($2.42 per share)	—	—	—	—	(3,138)	—	(3,138)	—	(3,138)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	66	66
Other increases (decreases) in noncontrolling interests	—	—	16	—	—	—	16	(215)	(199)
Balance at December 31, 2023	1,768	(480)	48,992	(33,838)	61,604	(297)	76,461	175	76,636
Net income	—	—	—	—	4,614	—	4,614	(28)	4,586
Other comprehensive income (Note 15)	—	—	—	—	—	177	177	—	177
Stock option activity, stock awards and other	10	—	700	—	—	—	700	—	700
Purchase of treasury shares, net of ESPP issuances	—	(38)	(22)	(2,980)	—	—	(3,002)	—	(3,002)
Common stock dividends ($2.66 per share)	—	—	—	—	(3,381)	—	(3,381)	—	(3,381)
Other increases (decreases) in noncontrolling interests	—	—	(9)	—	—	—	(9)	23	14
Balance at December 31, 2024	1,778	(518)	49,661	(36,818)	62,837	(120)	75,560	170	75,730
Net income	—	—	—	—	1,768	—	1,768	(40)	1,728
Other comprehensive income (Note 15)	—	—	—	—	—	526	526	—	526
Stock option activity, stock awards and other	9	—	741	—	—	—	741	—	741
ESPP issuances, net of purchase of treasury shares	—	2	—	28	—	—	28	—	28
Common stock dividends ($2.66 per share)	—	—	—	—	(3,409)	—	(3,409)	—	(3,409)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	38	38
Balance at December 31, 2025	1,787	(516)	$50,402	$(36,790)	$61,196	$406	$75,214	$168	$75,382
_____________________________________________
(1)Treasury shares include 1 million shares held in trust for each of the years ended December 31, 2025, 2024 and 2023. Treasury stock includes $29 million related to shares held in trust for each of the years ended December 31, 2025, 2024 and 2023. See Note 1 ‘‘Significant Accounting Policies’’ for additional information.
(2)Common stock and capital surplus includes the par value of common stock of $18 million as of December 31, 2025, 2024 and 2023.

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.Significant Accounting Policies

Description of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health” or the “Company”), is a leading health solutions company building a world of health around every consumer it serves and connecting care so that it works for people wherever they are. As of December 31, 2025, the Company had approximately 9,000 retail locations, more than 1,000 walk-in and primary care medical clinics and a leading pharmacy benefits manager with approximately 87 million plan members and expanding specialty pharmacy solutions. The Company also serves an estimated more than 37 million people through traditional, voluntary and consumer-directed health insurance products and related services, including expanding Medicare Advantage offerings and a leading standalone Medicare Part D prescription drug plan (“PDP”). The Company is creating new sources of value through its integrated model allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Health Care Benefits Segment
The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers through its Aetna® operations. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, PDPs and Medicaid health care management services. The Health Care Benefits segment’s primary customers, its members, primarily access the segment’s products and services through employer groups, government-sponsored plans or individually. The Health Care Benefits segment also serves customers who purchase products and services that are ancillary to its health insurance products. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.” The Company also sold Insured plans directly to individual consumers through the individual public health insurance exchanges (“Public Exchanges”) through the year ended December 31, 2025. The Company exited the states in which Aetna operated on the Public Exchanges effective January 2026.

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

Pharmacy & Consumer Wellness Segment
The Pharmacy & Consumer Wellness segment dispenses prescriptions in its CVS Pharmacy® retail locations and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of December 31, 2025, the Pharmacy & Consumer Wellness segment operated approximately 9,000 retail locations, as well as online retail pharmacy websites, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

Restricted Cash

Restricted cash included in other current assets on the consolidated balance sheets primarily represents funds held on behalf of members. Restricted cash included in other assets on the consolidated balance sheets represents amounts held in a trust in one of the Company’s captive insurance companies to satisfy collateral requirements associated with the assignment of certain insurance policies. All restricted cash is invested in demand deposits, time deposits and money market funds.

The following is a reconciliation of cash and cash equivalents on the consolidated balance sheets to total cash, cash equivalents and restricted cash on the consolidated statements of cash flows as of December 31, 2025, 2024 and 2023:

In millions	2025	2024	2023
Cash and cash equivalents	$8,453	$8,586	$8,196
Restricted cash (included in other current assets)	59	95	90
Restricted cash (included in other assets)	200	203	239
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$8,712	$8,884	$8,525

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

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net was composed of the following at December 31, 2025 and 2024:

In millions	2025	2024
Trade receivables	$10,563	$9,881
Vendor and manufacturer receivables	15,564	13,891
Premium receivables	5,753	4,731
Other receivables	7,899	7,966
Total accounts receivable, net	$39,779	$36,469

The Company’s allowance for credit losses was $182 million and $407 million as of December 31, 2025 and 2024, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

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

Reinsurance Recoverables

The Company utilizes reinsurance agreements primarily to: (a) reduce required capital and (b) facilitate the acquisition or disposition of certain insurance contracts. Ceded reinsurance agreements permit the Company to recover a portion of its losses from reinsurers, although they do not discharge the Company’s primary liability as the direct insurer of the risks reinsured. Failure of reinsurers to indemnify the Company could result in losses; however, the Company does not expect charges for unrecoverable reinsurance to have a material effect on its consolidated operating results or financial condition. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of its reinsurers. At December 31, 2025, the Company’s reinsurance recoverables consisted primarily of amounts due from third parties that are rated consistent with companies that are considered to have the ability to meet their obligations. Reinsurance recoverables are recorded as other current assets or other assets on the consolidated balance sheets.

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

The following is a roll forward of deferred acquisition costs for the years ended December 31, 2025 and 2024:

In millions	2025	2024
Deferred acquisition costs, beginning of the period	$1,747	$1,502
Capitalizations	516	544
Amortization expense	(346)	(299)
Deferred acquisition costs, end of the period	$1,917	$1,747

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

Property and equipment consisted of the following at December 31, 2025 and 2024:

In millions	2025	2024
Land	$1,809	$1,847
Building and improvements	4,593	4,632
Fixtures and equipment	11,737	11,716
Leasehold improvements	6,812	6,725
Software	12,876	11,520
Total property and equipment	37,827	36,440
Accumulated depreciation and amortization	(24,744)	(23,447)
Property and equipment, net	$13,083	$12,993

Depreciation expense (which includes the amortization of property and equipment under finance leases) totaled $2.6 billion, $2.6 billion and $2.5 billion for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 7 ‘‘Leases’’ for additional information about the Company’s finance leases.

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

During the year ended December 31, 2024, in connection with its enterprise-wide restructuring plan described in Note 3 ‘‘Restructuring’’, the Company recorded a store impairment charge of $607 million, consisting of a write down of $483 million related to lease right-of-use assets and $124 million related to property and equipment. In addition, the Company conducted a review of its various strategic assets and determined that it would discontinue the use of certain non-core assets, in connection with which it recorded $269 million of other asset impairments and related charges as reductions to property and equipment, net and operating lease right-of-use assets. During the year ended December 31, 2023, in connection with its 2023 restructuring program, the Company recorded $152 million of asset impairment charges in connection with the termination of certain transformation initiatives.

See Note 3 ‘‘Restructuring’’ for additional information about the Company’s restructuring plan.

The Company continuously evaluates its corporate office real estate space in response to its ongoing flexible work arrangement and changes in employee work arrangement requirements to ensure it has the appropriate space to support the business. As a result of its assessment, the Company determined that it would vacate and abandon certain leased corporate office spaces. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $10 million, $30 million, and $46 million, respectively, of office real estate optimization charges primarily related to operating lease right-of-use assets and property and equipment. The office real estate optimization charges were recorded in operating expenses within each segment.

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

During the fourth quarter of 2025, the Company performed its required annual impairment test of goodwill and concluded there were no goodwill impairments as of the testing date. During the third quarter of 2025, the Company performed an interim goodwill impairment test of the Health Care Delivery reporting unit after determining there were indicators that the Health Care Delivery’s reporting unit’s goodwill may be impaired. The results of the interim impairment test showed that the fair value of the Health Care Delivery reporting unit was lower than its carrying value, resulting in a $5.7 billion goodwill impairment charge recorded during the third quarter of 2025.

See Note 6 ‘‘Goodwill and Other Intangibles’’ for additional information about the Health Care Delivery reporting unit goodwill impairment.

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

During the fourth quarter of 2023, the Company performed its required annual impairment test of goodwill and concluded there were no goodwill impairments as of the testing date or during the year ended December 31, 2023.

Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to its carrying value. The Company estimates the fair value of its indefinite-lived trademarks using the relief from royalty method under the income approach. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. There were no impairment losses recognized on indefinite-lived intangible assets in the years ended December 31, 2025, 2024 or 2023.

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

The Company develops its estimate of IBNR using actuarial principles and assumptions that consider numerous factors. Of those factors, the Company considers the analysis of historical and projected claim payment patterns (including claims submission and processing patterns) and the assumed health care cost trend rate (the year-over-year change in per member per month health care costs) to be the most critical assumptions. In developing its IBNR estimate, the Company consistently applies these actuarial principles and assumptions each period, with consideration to the variability of related factors. There have been no significant changes to the methodologies or assumptions used to develop the Company’s estimate of IBNR in 2025.

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

For each reporting period, the Company uses an extensive degree of judgment in the process of estimating its health care costs payable. As a result, considerable variability and uncertainty is inherent in such estimates, particularly with respect to claims with claim incurred dates of three months or less before the financial statement date; and the adequacy of such estimates is highly sensitive to changes in assumed completion factors and the assumed health care cost trend rates. For each reporting period the Company recognizes the actuarial best estimate of health care costs payable considering the potential volatility in assumed completion factors and health care cost trend rates, as well as other factors. The Company believes its estimate of health care costs payable is reasonable and adequate to cover its obligations at December 31, 2025; however, actual claim payments may differ from the Company’s estimates. A worsening (or improvement) of the Company’s health care cost trend rates or changes in completion factors from those that the Company assumed in estimating health care costs payable at December 31, 2025 would cause these estimates to change in the near term, and such a change could be material.

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

Other Insurance Liabilities

Unpaid Claims
Unpaid claims consist primarily of reserves associated with certain short-duration group disability and term life insurance contracts, including an estimate for IBNR as of the financial statement date. Reserves associated with certain short-duration group disability and term life insurance contracts are based upon the Company’s estimate of the present value of future benefits, which is based on assumed investment yields and assumptions regarding mortality, morbidity and recoveries from the U.S. Social Security Administration. The Company develops its estimate of IBNR using actuarial principles and assumptions which consider, among other things, contractual requirements, claim incidence rates, claim recovery rates, seasonality and other relevant factors. The Company discounts certain claim liabilities related to group long-term disability and life insurance waiver of premium contracts. The discount rates generally reflect the Company’s expected investment returns for the investments supporting all incurral years of these liabilities. The discount rates for retrospectively-rated contracts are set at contractually specified levels. The Company’s estimates of unpaid claims are subject to change due to changes in the underlying experience of the insurance contracts, changes in investment yields or other factors, and these changes are recorded in current and future benefits in the consolidated statements of operations in the period they are determined. The Company estimates its reserve for claims IBNR for life products largely based on completion factors. The completion factors used are based on the Company’s historical experience and reflect judgments and possible adjustments based on data such as claim inventory levels, claim payment patterns, changes in business volume and other factors. If claims are submitted or processed on a faster (slower) pace than historical periods, the actual claims may be more (less) complete than originally estimated using completion factors, which may result in reserves that are higher (lower) than required to cover future life benefit payments. There have been no significant changes to the methodologies or assumptions used to develop the Company’s estimate of unpaid claims IBNR in 2025. As of December 31, 2025, unpaid claims balances of $202 million and $599 million were recorded in other insurance liabilities and other long-term insurance liabilities, respectively. As of December 31, 2024, unpaid claims balances of $280 million and $713 million were recorded in other insurance liabilities and other long-term insurance liabilities, respectively.

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

The Company discounts its future policy benefit liability using a curve of spot rates derived from Single A rated fixed income instruments. At each reporting date, the Company will measure its liability for future policy benefits using both the current spot rate curve and the locked-in discount rate at each cohort’s inception. Any difference between the measured liabilities is recorded in other comprehensive income.

As of December 31, 2025, future policy benefits balances of $360 million and $4.1 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively. As of December 31, 2024, future policy benefits balances of $371 million and $4.2 billion were recorded in other insurance liabilities and other long-term insurance liabilities, respectively.

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

2025 Activity
During the first quarter of 2025, the Company determined it had a premium deficiency in its individual exchange product line related to the remainder of the 2025 coverage year and, accordingly, recorded a premium deficiency reserve of $448 million. The premium deficiency reserve consisted of a $17 million write-off of unamortized acquisition costs, which was recorded in operating expenses, and $431 million recorded in health care costs which was subsequently utilized throughout the remainder of 2025. The Company did not have any premium deficiency reserves related to its individual exchange product line as of December 31, 2025.

Additionally, during the second quarter of 2025, the Company recorded a premium deficiency reserve of $471 million to health care costs related to its Group Medicare Advantage product line for the remainder of the 2025 coverage year, which was subsequently utilized throughout the remainder of 2025. The Company did not have any premium deficiency reserves related to its Group Medicare Advantage product line as of December 31, 2025.

2024 Activity
During the third quarter of 2024, the Company determined it had a premium deficiency in its Medicare product line related to the remainder of the 2024 coverage year and, accordingly, recorded a premium deficiency reserve of $766 million. The premium deficiency reserve consisted of a $383 million write-off of unamortized acquisition costs, which was recorded in operating expenses, and $383 million recorded in health care costs which was subsequently utilized in the fourth quarter of 2024. The Company did not have any premium deficiency reserves related to its Medicare product line as of December 31, 2024.

Additionally, during the third quarter of 2024, the Company recorded a premium deficiency reserve of $270 million related to its individual exchange product line for the remainder of the 2024 coverage year. The premium deficiency reserve consisted of an $11 million write-off of unamortized acquisition costs, which was recorded in operating expenses, and $259 million recorded in health care costs which was subsequently utilized in the fourth quarter of 2024. The Company did not have any premium deficiency reserves related to its individual exchange product line as of December 31, 2024.

The Company did not have any other premium deficiency reserves as of December 31, 2025 or 2024.

Self-Insurance Liabilities

The Company is self-insured for certain losses related to general liability, workers’ compensation and auto liability. The Company obtains third party insurance coverage to limit exposure from these claims. The Company is also self-insured for certain losses related to health and medical liabilities. The Company’s self-insurance accruals, which include reported claims and claims incurred but not reported, are calculated using standard insurance industry actuarial assumptions and the Company’s historical claims experience. As of December 31, 2025 and 2024, self-insurance liabilities totaled $1.2 billion and $1.1 billion, respectively, and were recorded in accrued expenses and other current liabilities, as well as other long-term liabilities on the consolidated balance sheets.

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

Gains and losses from foreign currency transactions and the effects of foreign currency remeasurements were not material in the years ended December 31, 2025, 2024 or 2023.

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

In addition to Medicare Part D premiums, the Company receives additional payments each month from CMS related to catastrophic reinsurance, low-income cost-sharing subsidies and the manufacturer discount program. If the subsidies received differ from the amounts earned from actual prescriptions transferred, the difference is recorded in either accounts receivable, net or accrued expenses.

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

Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major source in each segment for the years ended December 31, 2025, 2024 and 2023:

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
2025
Major goods/services lines:
Pharmacy	$—	$181,109	$115,510	$—	$(67,594)	$229,025
Front Store	—	—	21,459	—	—	21,459
Premiums	134,749	—	—	45	(43)	134,751
Net investment income	1,782	20	—	431	—	2,233
Other	6,823	9,296	2,398	8	(3,926)	14,599
Total	$143,354	$190,425	$139,367	$484	$(71,563)	$402,067

Health Services distribution channel:
Pharmacy network (1)		$101,775
Mail & specialty (2)		79,334
Net investment income		20
Other		9,296
Total		$190,425

2024
Major goods/services lines:
Pharmacy	$—	$162,527	$100,687	$—	$(52,942)	$210,272
Front Store	—	—	21,522	—	—	21,522
Premiums	122,849	—	—	47	—	122,896
Net investment income	1,473	285	—	395	—	2,153
Other	6,343	10,793	2,291	9	(3,470)	15,966
Total	$130,665	$173,605	$124,500	$451	$(56,412)	$372,809

Health Services distribution channel:
Pharmacy network (1)		$91,650
Mail & specialty (2)		70,877
Net investment income		285
Other		10,793
Total		$173,605

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
2023
Major goods/services lines:
Pharmacy	$—	$180,710	$92,111	$—	$(49,369)	$223,452
Front Store	—	—	22,458	—	—	22,458
Premiums	99,144	—	—	48	—	99,192
Net investment income (loss)	765	(1)	(5)	394	—	1,153
Other	5,737	6,134	2,199	9	(2,558)	11,521
Total	$105,646	$186,843	$116,763	$451	$(51,927)	$357,776

Health Services distribution channel:
Pharmacy network (1)		$112,718
Mail & specialty (2)		67,992
Net investment income (loss)		(1)
Other		6,134
Total		$186,843
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

Contract Balances
Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, and primarily include ExtraBucks Rewards and unredeemed Company gift cards. The consideration received remains a contract liability until goods or services have been provided to the customer. In addition, the Company recognizes breakage on Company gift cards based on historical redemption patterns.

The following table provides information about receivables and contract liabilities from contracts with customers as of December 31, 2025 and 2024:

In millions	2025	2024
Trade receivables (included in accounts receivable, net)	$10,563	$9,881
Contract liabilities (included in accrued expenses and other current liabilities)	62	144

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

Advertising Costs

Advertising costs, which are reduced by the portion funded by vendors, are expensed when the related advertising takes place. Net advertising costs, which are included in operating expenses, were $970 million, $989 million and $985 million in the years ended December 31, 2025, 2024 and 2023, respectively.

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

Shares Held in Trust

The Company maintains grantor trusts, which held approximately 1 million shares of its common stock at both December 31, 2025 and 2024. These shares are designated for use under various employee compensation plans. Since the Company holds these shares, they are excluded from the computation of basic and diluted shares outstanding.

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

Cardinal is required to pay the Company quarterly payments, which began in October 2014 and will extend through June 2029. The Company received $80 million, $126 million and $183 million from Cardinal during the years ended December 31, 2025, 2024 and 2023, respectively. The payments reduce the Company’s carrying value of inventory and are recognized in cost of products sold when the related inventory is sold.

Physician Groups
The Company has entered into management and/or administrative services agreements with affiliated physician practice organizations (the “Physician Groups”). Physician Groups employ healthcare providers, contract with managed care payors and deliver healthcare services to patients in the markets that the Company serves. Oak Street Health, MSO LLC (“OSH MSO”), a wholly-owned subsidiary of the Company, provides management services to the Physician Groups. Activities include but are not limited to operational support of the centers, marketing, information technology infrastructure and the sourcing and managing of health plan contracts. The Company concluded that it has variable interests in the Physician Groups on the basis of its administrative service agreement, which includes the reimbursement of costs and a management fee payable to the Company from the Physician Groups for the management services provided, which are eliminated in consolidation. The Physician Groups are considered VIEs as additional support is needed to finance their operations. Neither shareholders, employees nor their designees have the individual power to direct the activities of the Physician Groups that significantly impact its economic performance. The success or failure of OSH MSO in performing the activities impacting the growth of patients and management of healthcare services of the Physicians Groups’ patient base is significant to the economic performance of the Physician Groups. Therefore, the Company is the primary beneficiary of the Physician Groups and, consequently, consolidates the Physician Groups in its consolidated financial statements within the Health Services segment.

Physician Groups VIE assets and liabilities included on the consolidated balance sheet at December 31, 2025 and 2024 were as follows:

In millions	2025	2024
Total assets	$2,975	$2,144
Total liabilities	3,170	2,104

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

Other variable interest holder VIE assets included in long-term investments on the consolidated balance sheets at December 31, 2025 and 2024 were as follows:

In millions	2025	2024
Hedge fund investments	$1,684	$1,246
Private equity investments	905	934
Real estate partnerships	580	438
Total	$3,169	$2,618

Subsidiary Bankruptcy

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

Related Party Transactions

During the year ended December 31, 2025, the Company made a charitable contribution of $50 million to the CVS Health Foundation, a non-profit entity that focuses on health, education and community involvement programs. The charitable contribution was recorded as an operating expense within the Corporate/Other segment for the year ended December 31, 2025. The Company did not make any charitable contributions to the CVS Health Foundation during the years ended December 31, 2024 or 2023.

Discontinued Operations

In connection with certain business dispositions completed between 1995 and 1997, the Company retained guarantees on store lease obligations for a number of former subsidiaries, including Linens ‘n Things, which subsequently filed for bankruptcy. The Company’s loss from discontinued operations includes lease-related costs that the Company believes it will likely be required to satisfy pursuant to these lease guarantees. See “Lease Guarantees” in Note 18 ‘‘Commitments and Contingencies’’ for additional information.

Results from discontinued operations were immaterial for the years ended December 31, 2025, 2024 and 2023.

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

Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. The Company adopted the standard on a retrospective basis on January 1, 2025 for fiscal year reporting. While the standard requires additional disclosures related to the Company’s income taxes, the standard did not have any impact on the Company’s consolidated operating results, financial condition or cash flows.

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

2.Acquisition and Divestiture

Rite Aid Asset Acquisition

In May 2025, the Company reached an agreement to acquire the prescription files of certain Rite Aid pharmacies, as well as acquire and operate certain Rite Aid stores in Idaho, Oregon and Washington for total consideration of $465 million. The closings were completed during the third quarter of 2025. The Company recorded $285 million of customer relationships intangible assets related to the prescription file acquisitions, which will be amortized over a weighted average period of 10 years.

ACO REACH and MSSP Exit

Prior to the first quarter of 2025, the Company’s Health Services segment provided enablement services to health systems primarily through two programs administered by CMS: the Accountable Care Organization Realizing Equity, Access and Community Health (“ACO REACH”) program and the Medicare Shared Savings Program (“MSSP”). During the first quarter of 2025, the Company determined that it would substantially exit both the ACO REACH program and the MSSP as further described below. In connection with these actions, during the year ended December 31, 2025, the Company recorded expenses of $288 million, which were included in the loss on Accountable Care assets and are reflected in operating expenses within the Health Services segment.

ACO REACH
In February 2025, the Company informed CMS of its plans to voluntarily terminate substantially all of its participation in the ACO REACH program effective March 31, 2025. In connection with the process of winding down its ACO REACH operations, the Company incurred costs of $52 million during the year ended December 31, 2025.

MSSP
In March 2025, the Company also divested its MSSP operations to Wellvana Health, LLC. The Company recorded a pre-tax loss on the divestiture of $236 million in the year ended December 31, 2025, which includes the removal of intangible assets and goodwill totaling $342 million. The consideration received related to this agreement was not material.

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

During the third quarter of 2024, in connection with its enterprise-wide restructuring plan, the Company completed a strategic review of its retail business, which included evaluating changes in population, consumer buying patterns and future health requirements to ensure continued alignment of its retail footprint with consumer needs. In connection with this initiative the Company determined it planned to close additional retail stores in 2025. As a result, management determined that there were indicators of impairment with respect to the impacted stores’ asset groups, including the associated operating or financing lease right-of-use assets and property and equipment.

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

In connection with its enterprise-wide restructuring plan, the Company recorded corporate workforce optimization costs of $293 million, which were recorded in accrued expenses and other current liabilities on the consolidated balance sheet. The restructuring charge associated with the corporate workforce optimization costs was reflected within the Corporate/Other segment. The Company made payments of $193 million and $88 million related to severance and employee-related costs associated with the 2024 restructuring program during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the 2024 restructuring program was substantially complete.

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

Severance and employee-related costs consist primarily of salary continuation benefits, prorated annual incentive compensation, continuation of health care benefits and outplacement services. Severance and employee-related benefits are determined pursuant to the Company’s written severance plans and are recognized when the benefits are determined to be probable of being paid and are reasonably estimable. During the year ended December 31, 2023, the Company made payments of $194 million related to severance and employee-related costs associated with the 2023 restructuring program. During the year ended December 31, 2024, substantially all of the remaining liabilities were paid. The Company did not have any remaining liability related to the 2023 restructuring program as of December 31, 2025.

4.Investments

Total investments at December 31, 2025 and 2024 were as follows:

	2025			2024
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$1,997	$26,721	$28,718	$2,256	$23,777	$26,033
Mortgage loans	148	1,376	1,524	151	1,354	1,505
Other investments	—	4,572	4,572	—	3,803	3,803
Total investments	$2,145	$32,669	$34,814	$2,407	$28,934	$31,341

Debt Securities

Debt securities available for sale at December 31, 2025 and 2024 were as follows:

In millions	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Debt securities:
U.S. government securities	$2,691	$39	$(8)	$2,722
States, municipalities and political subdivisions	296	3	(7)	292
U.S. corporate securities	14,657	262	(231)	14,688
Foreign securities	2,981	78	(31)	3,028
Residential mortgage-backed securities	1,065	14	(29)	1,050
Commercial mortgage-backed securities	1,974	28	(23)	1,979
Other asset-backed securities	4,921	25	(2)	4,944
Redeemable preferred securities	15	—	—	15
Total debt securities (2)	$28,600	$449	$(331)	$28,718

December 31, 2024
Debt securities:
U.S. government securities	$2,826	$7	$(38)	$2,795
States, municipalities and political subdivisions	712	4	(18)	698
U.S. corporate securities	13,043	94	(412)	12,725
Foreign securities	2,608	27	(111)	2,524
Residential mortgage-backed securities	792	2	(54)	740
Commercial mortgage-backed securities	1,731	9	(67)	1,673
Other asset-backed securities	4,834	35	(7)	4,862
Redeemable preferred securities	16	—	—	16
Total debt securities (2)	$26,562	$178	$(707)	$26,033
_____________________________________________
(1)There was no allowance for expected credit losses recorded on available-for-sale debt securities at December 31, 2025 or December 31, 2024.
(2)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. At December 31, 2025, debt securities with a fair value of $475 million, gross unrealized capital gains of $10 million and gross unrealized capital losses of $16 million, and at December 31, 2024, debt securities with a fair value of $543 million, gross unrealized capital gains of $5 million and gross unrealized capital losses of $30 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income (loss).

The amortized cost and fair value of debt securities at December 31, 2025 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$815	$817
One year through five years	11,540	11,699
After five years through ten years	5,297	5,382
Greater than ten years	2,988	2,847
Residential mortgage-backed securities	1,065	1,050
Commercial mortgage-backed securities	1,974	1,979
Other asset-backed securities	4,921	4,944
Total	$28,600	$28,718

Mortgage-Backed and Other Asset-Backed Securities
All of the Company’s residential mortgage-backed securities at December 31, 2025 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government. At December 31, 2025, the Company’s residential mortgage-backed securities had an average credit quality rating of AA and a weighted average duration of 5.8 years.

The Company’s commercial mortgage-backed securities have underlying loans that are dispersed throughout the U.S. Significant market observable inputs used to value these securities include loss severity and probability of default. At December 31, 2025, these securities had an average credit quality rating of AAA and a weighted average duration of 5.0 years.

The Company’s other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans). Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default. At December 31, 2025, these securities had an average credit quality rating of AA and a weighted average duration of less than one year.

Summarized below are the debt securities the Company held at December 31, 2025 and 2024 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
December 31, 2025
Debt securities:
U.S. government securities	50	$156	$2	80	$168	$6	130	$324	$8
States, municipalities and political subdivisions	16	28	—	89	136	7	105	164	7
U.S. corporate securities	1,045	1,634	23	1,541	2,149	208	2,586	3,783	231
Foreign securities	180	310	2	303	449	29	483	759	31
Residential mortgage-backed securities	67	124	1	303	272	28	370	396	29
Commercial mortgage-backed securities	84	290	1	126	269	22	210	559	23
Other asset-backed securities	136	314	1	19	27	1	155	341	2
Redeemable preferred securities	—	—	—	4	6	—	4	6	—
Total debt securities	1,578	$2,856	$30	2,465	$3,476	$301	4,043	$6,332	$331

December 31, 2024
Debt securities:
U.S. government securities	266	$1,053	$18	155	$394	$20	421	$1,447	$38
States, municipalities and political subdivisions	100	181	3	137	201	15	237	382	18
U.S. corporate securities	3,119	4,144	64	2,602	3,395	348	5,721	7,539	412
Foreign securities	599	810	21	616	874	90	1,215	1,684	111
Residential mortgage-backed securities	89	267	5	361	342	49	450	609	54
Commercial mortgage-backed securities	186	628	11	237	464	56	423	1,092	67
Other asset-backed securities	139	414	5	62	58	2	201	472	7
Redeemable preferred securities	4	9	—	4	6	—	8	15	—
Total debt securities	4,502	$7,506	$127	4,174	$5,734	$580	8,676	$13,240	$707

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses at December 31, 2025 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of December 31, 2025, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at December 31, 2025 were as follows:

	Supporting experience-rated products		Supporting remaining products		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$119	$1	$119	$1
One year through five years	47	2	1,676	40	1,723	42
After five years through ten years	21	1	1,389	40	1,410	41
Greater than ten years	116	13	1,668	180	1,784	193
Residential mortgage-backed securities	9	—	387	29	396	29
Commercial mortgage-backed securities	5	—	554	23	559	23
Other asset-backed securities	6	—	335	2	341	2
Total	$204	$16	$6,128	$315	$6,332	$331

Mortgage Loans

The Company’s mortgage loans are collateralized by commercial real estate. During the years ended December 31, 2025 and 2024, the Company had the following activity in its mortgage loan portfolio:

In millions	2025	2024
New mortgage loans	$221	$323
Mortgage loans fully repaid	160	104
Mortgage loans foreclosed	—	—

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

Based upon the Company’s assessments at December 31, 2025 and 2024, the amortized cost basis of the Company’s mortgage loans within each credit quality indicator by year of origination was as follows:

	Amortized Cost Basis by Year of Origination
In millions, except credit quality indicator	2025	2024	2023	2022	2021	Prior	Total
December 31, 2025
1	$—	$—	$—	$—	$—	$4	$4
2 to 4	217	316	274	276	165	236	1,484
5 and 6	—	—	—	30	4	2	36
7	—	—	—	—	—	—	—
Total	$217	$316	$274	$306	$169	$242	$1,524

December 31, 2024
1		$—	$—	$—	$—	$8	$8
2 to 4		315	292	320	205	320	1,452
5 and 6		—	—	4	13	28	45
7		—	—	—	—	—	—
Total		$315	$292	$324	$218	$356	$1,505

At December 31, 2025 scheduled mortgage loan principal repayments were as follows:

In millions
2026	$148
2027	247
2028	341
2029	308
2030	141
Thereafter	339
Total	$1,524

Net Investment Income

Sources of net investment income for the years ended December 31, 2025, 2024 and 2023 were as follows:

In millions	2025	2024	2023
Debt securities	$1,332	$1,136	$841
Mortgage loans	86	76	59
Other investments	913	887	796
Gross investment income	2,331	2,099	1,696
Investment expenses	(54)	(63)	(46)
Net investment income (excluding net realized capital gains or losses)	2,277	2,036	1,650
Net realized capital gains (losses)	(44)	117	(497)
Net investment income	$2,233	$2,153	$1,153

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses in the years ended December 31, 2025, 2024 and 2023 were as follows:

In millions	2025	2024	2023
Proceeds from sales	$8,587	$6,489	$5,031
Gross realized capital gains	68	37	9
Gross realized capital losses	(131)	(190)	420

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

The fair values of the Company’s Level 2 debt securities are obtained using models, such as matrix pricing, which use quoted market prices of debt securities with similar characteristics or discounted cash flows to estimate fair value. The Company reviews these prices to ensure they are based on observable market inputs that include quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable that are not prices (such as interest rates and credit risks). The Company also reviews the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, the Company selects a sample of its Level 2 debt securities’ prices and compares them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, the Company’s internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. The Company obtained one price for each of its Level 2 debt securities and did not adjust any of those prices at December 31, 2025 or 2024.

The Company also values certain debt securities using Level 3 inputs. For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally. Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows. The Company did not have any broker quoted debt securities for the years ended December 31, 2025 and 2024. For some private placement securities, the Company’s internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds. Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

Equity Securities – The Company currently has two classifications of equity securities: those that are publicly traded and those that are privately placed. Publicly-traded equity securities are classified in Level 1 or Level 2.  Publicly-traded equity securities where quoted prices are available in an active market are classified as Level 1. The fair values of the Company’s Level 2 publicly-traded equity securities are obtained using models, such as matrix pricing, which use quoted market prices of securities with similar characteristics or discounted cash flows to estimate fair value. For privately placed equity securities, there is no active market; therefore, these securities are classified in Level 3 because the Company prices these securities through an internal analysis of each investment’s financial statements and cash flow projections. Significant unobservable inputs consist of earnings and revenue multiples, discount for lack of marketability and comparability adjustments. An increase or decrease in any of these unobservable inputs would have resulted in a change in the fair value measurement.

There were no financial liabilities measured at fair value on a recurring basis on the consolidated balance sheets at December 31, 2025 or 2024. Financial assets measured at fair value on a recurring basis on the consolidated balance sheets at December 31, 2025 and 2024 were as follows:

In millions	Level 1	Level 2	Level 3	Total
December 31, 2025
Cash and cash equivalents	$4,030	$4,423	$—	$8,453
Debt securities:
U.S. government securities	2,713	9	—	2,722
States, municipalities and political subdivisions	—	292	—	292
U.S. corporate securities	—	14,682	6	14,688
Foreign securities	—	3,028	—	3,028
Residential mortgage-backed securities	—	1,050	—	1,050
Commercial mortgage-backed securities	—	1,979	—	1,979
Other asset-backed securities	—	4,944	—	4,944
Redeemable preferred securities	—	15	—	15
Total debt securities	2,713	25,999	6	28,718
Equity securities	105	30	198	333
Total	$6,848	$30,452	$204	$37,504

December 31, 2024
Cash and cash equivalents	$4,948	$3,638	$—	$8,586
Debt securities:
U.S. government securities	2,777	18	—	2,795
States, municipalities and political subdivisions	—	698	—	698
U.S. corporate securities	—	12,687	38	12,725
Foreign securities	—	2,524	—	2,524
Residential mortgage-backed securities	—	740	—	740
Commercial mortgage-backed securities	—	1,673	—	1,673
Other asset-backed securities	—	4,862	—	4,862
Redeemable preferred securities	—	16	—	16
Total debt securities	2,777	23,218	38	26,033
Equity securities	234	—	126	360
Total	$7,959	$26,856	$164	$34,979

The changes in the balances of Level 3 financial assets during the year ended December 31, 2025 were as follows:

In millions	Commercial mortgage- backed securities	U.S. corporate securities	Equity securities	Redeemable preferred securities	Total
Beginning balance	$—	$38	$126	$—	$164
Net realized and unrealized capital gains (losses):
Included in net income	—	7	26	—	33
Included in other comprehensive income	—	(2)	—	—	(2)
Purchases	19	40	52	23	134
Sales	—	(33)	(6)	—	(39)
Transfers out of Level 3, net	(19)	(44)	—	(23)	(86)
Ending balance	$—	$6	$198	$—	$204

During the year ended December 31, 2025, there was no change in net unrealized capital losses included in other comprehensive income associated with Level 3 financial assets which were held as of December 31, 2025.

The changes in the balances of Level 3 financial assets during the year ended December 31, 2024 were as follows:

In millions	Commercial mortgage- backed securities	U.S. corporate securities	Other asset- backed securities	Equity securities	Total
Beginning balance	$—	$29	$—	$79	$108
Net realized and unrealized capital gains (losses):
Included in net income	—	(5)	—	28	23
Included in other comprehensive income	—	(1)	—	—	(1)
Purchases	52	15	15	19	101
Sales	—	—	—	—	—
Transfers out of Level 3, net	(52)	—	(15)	—	(67)
Ending balance	$—	$38	$—	$126	$164

The change in net unrealized capital losses included in other comprehensive income associated with Level 3 financial assets which were held as of December 31, 2024 was $1 million during the year ended December 31, 2024.

The total gross transfers into (out of) Level 3 during the years ended December 31, 2025 and 2024 were as follows:

In millions	2025	2024
Gross transfers into Level 3	$—	$—
Gross transfers out of Level 3	(86)	(67)
Net transfers out of Level 3	$(86)	$(67)

Financial Instruments Not Measured at Fair Value on the Consolidated Balance Sheets

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the consolidated balance sheets at adjusted cost or contract value at December 31, 2025 and 2024 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
December 31, 2025
Assets:
Mortgage loans	$1,524	$—	$—	$1,524	$1,524
Equity securities (1)	555	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	1	—	—	1	1
Without a fixed maturity	270	—	—	251	251
Long-term debt	64,570	62,321	—	—	62,321

December 31, 2024
Assets:
Mortgage loans	$1,505	$—	$—	$1,468	$1,468
Equity securities (1)	490	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	1	—	—	1	1
Without a fixed maturity	312	—	—	272	272
Long-term debt	64,151	58,724	—	—	58,724
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

Separate Accounts financial assets at December 31, 2025 and 2024 were as follows:

	December 31, 2025				December 31, 2024
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$155	$—	$156	$1	$164	$—	$165
Debt securities	30	361	2	393	186	669	1	856
Common/collective trusts	—	1,445	—	1,445	—	2,478	—	2,478
Total (1)	$31	$1,961	$2	$1,994	$187	$3,311	$1	$3,499
_____________________________________
(1)Excludes $188 million of other payables at December 31, 2024.

During the years ended December 31, 2025 and 2024, the Company had no gross transfers of Separate Accounts financial assets into or out of Level 3.

6.Goodwill and Other Intangibles

Goodwill

Below is a summary of the changes in the carrying amount of goodwill by segment for the years ended December 31, 2025 and 2024:

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Total
Balance at December 31, 2023	$46,644	$34,066	$10,562	$91,272
Balance at December 31, 2024	46,644	34,066	10,562	91,272
Impairment	—	(5,725)	—	(5,725)
Divestiture	—	(69)	—	(69)
Balance at December 31, 2025	$46,644	$28,272	$10,562	$85,478

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

The results of the impairment test showed that the fair value of the Health Care Delivery reporting unit was lower than its carrying value, resulting in a $5.7 billion goodwill impairment charge, which was recorded during the third quarter of 2025. The Company also performed an interim impairment test of the intangible assets of the Health Care Delivery reporting unit and no intangible assets were impaired as of September 30, 2025. The fair value of the Health Care Delivery reporting unit was determined using a combination of a discounted cash flow method and a market multiple method and utilized inputs that reflect the Company’s assumptions, which are categorized as Level 3 inputs within the fair value hierarchy. In addition to the lower financial projections, lower market multiples of the peer group companies contributed to the amount of the goodwill impairment charge. As of December 31, 2025, the remaining goodwill balance in the Health Care Delivery reporting unit was approximately $4.2 billion.

During the fourth quarter of 2025, 2024 and 2023, the Company performed its required annual impairment tests of goodwill. The results of these impairment tests indicated that there was no impairment of goodwill as of the annual testing dates.

At December 31, 2025 and 2024, cumulative goodwill impairments were $5.7 billion and $6.6 billion, respectively. Cumulative goodwill impairments previously recorded on the long-term care reporting unit of $6.6 billion were eliminated in connection with the deconsolidation of the Omnicare Entities during the third quarter of 2025.

During the year ended December 31, 2025, the decrease in the carrying amount of goodwill also reflects the removal of goodwill in connection with the divestiture of the Company’s MSSP operations as described in Note 2 ‘‘Acquisition and Divestiture’’.

Intangible Assets

The following table is a summary of the Company’s intangible assets as of December 31, 2025 and 2024:

In millions, except weighted average life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (years)
2025
Trademarks (indefinite-lived)	$10,498	$—	$10,498	N/A
Customer contracts/relationships and covenants not to compete	27,000	(15,427)	11,573	14.7
Technology	1,250	(1,230)	20	3.0
Provider networks	4,203	(1,492)	2,711	20.0
Value of Business Acquired	590	(255)	335	20.0
Other	824	(453)	371	9.4
Total	$44,365	$(18,857)	$25,508	14.9

2024
Trademarks (indefinite-lived)	$10,498	$—	$10,498	N/A
Customer contracts/relationships and covenants not to compete	26,904	(13,889)	13,015	14.2
Technology	1,250	(1,167)	83	3.0
Provider networks	4,203	(1,282)	2,921	20.0
Value of Business Acquired	590	(228)	362	20.0
Other	826	(382)	444	9.3
Total	$44,271	$(16,948)	$27,323	14.5

Amortization expense for intangible assets totaled $2.0 billion, $2.0 billion and $1.9 billion for the years ended December 31, 2025, 2024 and 2023, respectively. The projected annual amortization expense for the Company’s intangible assets for the next five years is as follows:

In millions
2026	$1,717
2027	1,604
2028	1,330
2029	1,252
2030	1,219

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

The following table is a summary of the components of net lease cost for the years ended December 31, 2025, 2024 and 2023:

In millions	2025	2024	2023
Operating lease cost	$2,403	$2,423	$2,532
Finance lease cost:
Amortization of right-of-use assets	90	92	84
Interest on lease liabilities	69	71	73
Total finance lease costs	159	163	157
Short-term lease costs	36	33	22
Variable lease costs	646	635	635
Less: sublease income	(69)	(67)	(63)
Net lease cost	$3,175	$3,187	$3,283

Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023 was as follows:

In millions	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,705	$2,733	$2,756
Operating cash flows paid for interest portion of finance leases	69	71	73
Financing cash flows paid for principal portion of finance leases	77	74	70
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	785	852	1,132
Finance leases	35	30	(4)

Supplemental balance sheet information related to leases as of December 31, 2025 and 2024 is as follows:

In millions, except remaining lease term and discount rate	2025	2024
Operating leases:
Operating lease right-of-use assets	$14,973	$15,944

Current portion of operating lease liabilities	$1,737	$1,751
Long-term operating lease liabilities	13,643	14,899
Total operating lease liabilities	$15,380	$16,650

Finance leases:
Property and equipment, gross	$1,622	$1,587
Accumulated depreciation	(528)	(447)
Property and equipment, net	$1,094	$1,140

Current portion of long-term debt	$61	$65
Long-term debt	1,265	1,295
Total finance lease liabilities	$1,326	$1,360

Weighted average remaining lease term (in years)
Operating leases	10.0	10.7
Finance leases	15.7	16.5

Weighted average discount rate
Operating leases	4.7%	4.6%
Finance leases	5.1%	5.1%

The following table summarizes the maturity of lease liabilities under finance and operating leases as of December 31, 2025:

In millions	Finance Leases	Operating Leases (1)	Total
2026	$139	$2,626	$2,765
2027	136	2,475	2,611
2028	133	2,300	2,433
2029	132	2,031	2,163
2030	129	1,789	1,918
Thereafter	1,291	8,166	9,457
Total lease payments (2)	1,960	19,387	21,347
Less: imputed interest	(634)	(4,007)	(4,641)
Total lease liabilities	$1,326	$15,380	$16,706
_____________________________________________
(1)Future operating lease payments have not been reduced by minimum sublease rentals of $298 million due in the future under noncancelable subleases.
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

8.Health Care Costs Payable

The following is information about incurred and cumulative paid health care claims development as of December 31, 2025, net of reinsurance, and the total IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. See Note 1 ‘‘Significant Accounting Policies’’ for information on how the Company estimates IBNR reserves and health care costs payable as well as changes to those methodologies, if any. The Company’s estimate of IBNR liabilities is primarily based on trend and completion factors. Claim frequency is not used in the calculation of the Company’s liability. In addition, it is impracticable to disclose claim frequency information for health care claims due to the Company’s inability to gather consistent claim frequency information across its multiple claims processing systems. Any claim frequency count disclosure would not be comparable across the Company’s different claim processing systems and would not be consistent from period to period based on the volume of claims processed through each system. As a result, health care claim count frequency is not included in the disclosures below.

The information about incurred and paid health care claims development for the year ended December 31, 2024 is presented as required unaudited supplemental information.

In millions	Incurred Health Care Claims, Net of Reinsurance For the Years Ended December 31,
Date of Service	2024	2025
	(Unaudited)
2024	$109,458	$107,650
2025		119,336
	Total	$226,986

In millions	Cumulative Paid Health Care Claims, Net of Reinsurance For the Years Ended December 31,
Date of Service	2024	2025
	(Unaudited)
2024	$97,155	$107,061
2025		107,721
	Total	$214,782
All outstanding liabilities for health care costs payable prior to 2024, net of reinsurance		322
Total outstanding liabilities for health care costs payable, net of reinsurance		$12,526

At December 31, 2025, the Company’s liabilities for IBNR plus expected development on reported claims totaled approximately $10.4 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims at December 31, 2025 related to the current calendar year.

The reconciliation of the December 31, 2025 health care net incurred and paid claims development tables to the health care costs payable liability on the consolidated balance sheet were as follows:

In millions	December 31, 2025
Short-duration health care costs payable, net of reinsurance	$12,526
Reinsurance recoverables	90
Insurance lines other than short duration	234
Other non-insurance health care costs payable	2,549
Total health care costs payable	$15,399

The following table shows the components of the change in health care costs payable during the years ended December 31, 2025, 2024 and 2023:

In millions	2025	2024	2023
Health care costs payable, beginning of the period	$15,064	$12,049	$10,142
Less: Reinsurance recoverables	81	5	5
Less: Impact of discount rate on long-duration insurance reserves (1)	(1)	(23)	8
Health care costs payable, beginning of the period, net	14,984	12,067	10,129
Acquisition, net	—	—	1,098
Add: Components of incurred health care costs
Current year	127,256	115,774	86,639
Prior years	(1,982)	(947)	(685)
Total incurred health care costs (2)	125,274	114,827	85,954
Less: Claims paid
Current year	113,023	101,583	75,529
Prior years	11,906	10,327	9,585
Total claims paid	124,929	111,910	85,114
Health care costs payable, end of the period, net	15,329	14,984	12,067
Add: Reinsurance recoverables	90	81	5
Add: Impact of discount rate on long-duration insurance reserves (1)	(20)	(1)	(23)
Health care costs payable, end of the period	$15,399	$15,064	$12,049
_____________________________________
(1)Reflects the difference between the current discount rate and the locked-in discount rate on long-duration insurance reserves which is recorded within accumulated other comprehensive income (loss) on the consolidated balance sheets.
(2)Total incurred health care costs for the years ended December 31, 2025, 2024 and 2023 in the table above exclude $87 million, $107 million and $83 million, respectively, of health care costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the consolidated balance sheets and $177 million, $187 million and $210 million, respectively, of health care costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the consolidated balance sheets.

The Company’s estimates of prior years’ health care costs payable decreased by $2.0 billion, $947 million and $685 million in 2025, 2024 and 2023, respectively, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower than expected health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year. This development does not directly correspond to an increase in the Company’s operating results as these reductions were offset by estimated current period health care costs when the Company established the estimate of the current year health care costs payable.

9.Other Insurance Liabilities and Separate Accounts

Future Policy Benefits

The following tables show the components of the change in the liability for future policy benefits, which is included in other insurance liabilities and other long-term insurance liabilities on the consolidated balance sheets, during the years ended December 31, 2025 and 2024:

	2025
In millions	Large Case Pensions	Long-Term Care
Present value of expected net premiums (1)
Liability for future policy benefits, beginning of period - current discount rate		$275

Beginning liability for future policy benefits at original (locked-in) discount rate		$280
Effect of changes in cash flow assumptions		—
Effect of actual variances from expected experience		7
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate		287
Interest accrual (using locked-in discount rate)		14
Net premiums (actual)		(37)
Ending liability for future policy benefits at original (locked-in) discount rate		264
Effect of changes in discount rate assumptions		2
Liability for future policy benefits, end of period - current discount rate		$266

Present value of expected future policy benefits
Liability for future policy benefits, beginning of period - current discount rate	$1,917	$1,552

Beginning liability for future policy benefits at original (locked-in) discount rate	$2,090	$1,647
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(6)	3
Adjusted beginning liability for future policy benefits - original (locked-in) discount rate	2,084	1,650
Issuances	18	—
Interest accrual (using locked-in discount rate)	84	82
Benefit payments (actual)	(241)	(78)
Ending liability for future policy benefits at original (locked-in) discount rate	1,945	1,654
Effect of changes in discount rate assumptions	(120)	(58)
Liability for future policy benefits, end of period - current discount rate	$1,825	$1,596

Net liability for future policy benefits	$1,825	$1,330
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, net of reinsurance recoverable	$1,825	$1,330
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

The amount of undiscounted expected gross premiums and expected future benefit payments for long-duration insurance liabilities as of December 31, 2025 and 2024 were as follows:

In millions	2025	2024
Large case pensions
Expected future benefit payments	$2,804	$3,024
Expected gross premiums	—	—

Long-term care
Expected future benefit payments	$3,132	$3,189
Expected gross premiums	372	399

The weighted-average interest rate used in the measurement of the long-duration insurance liabilities as of December 31, 2025 and 2024 were as follows:

	2025	2024
Large case pensions
Interest accretion rate	4.21%	4.20%
Current discount rate	5.13%	5.46%

Long-term care
Interest accretion rate	5.11%	5.11%
Current discount rate	5.51%	5.70%

The weighted-average durations (in years) of the long-duration insurance liabilities as of December 31, 2025 and 2024 were as follows:

	2025	2024
Large case pensions	7.2	7.3
Long-term care	11.2	11.7

Separate Accounts

The following table shows the fair value of assets, by major investment category, supporting Separate Accounts as of December 31, 2025 and 2024:

In millions	2025	2024
Cash and cash equivalents	$156	$165
Debt securities:
U.S. government securities	36	186
States, municipalities and political subdivisions	11	14
U.S. corporate securities	291	524
Foreign securities	39	51
Residential mortgage-backed securities	8	71
Commercial mortgage-backed securities	3	3
Other asset-backed securities	5	7
Total debt securities	393	856
Common/collective trusts	1,445	2,478
Total (1)	$1,994	$3,499
_____________________________________________
(1)Excludes $188 million of other payables at December 31, 2024.

The following table shows the components of the change in Separate Accounts liabilities during the years ended December 31, 2025 and 2024:

In millions	2025	2024
Separate Accounts liability, beginning of the period	$3,311	$3,250
Premiums and deposits	888	964
Surrenders and withdrawals	(1,336)	(277)
Benefit payments	(953)	(978)
Investment earnings	84	348
Net transfers from general account	8	13
Other	(8)	(9)
Separate Accounts liability, end of the period	$1,994	$3,311

Cash surrender value, end of the period	$933	$1,987

The Company did not recognize any gains or losses on assets transferred to Separate Accounts during the years ended December 31, 2025 or 2024.

10.Borrowings and Credit Agreements
The following table is a summary of the Company’s borrowings as of December 31, 2025 and 2024:

In millions	2025	2024
Short-term debt
Commercial paper	$—	$2,119
Long-term debt
4.1% senior notes due March 2025	—	724
3.875% senior notes due July 2025	—	2,828
5% senior notes due February 2026	1,500	1,500
2.875% senior notes due June 2026	1,750	1,750
3% senior notes due August 2026	750	750
3.625% senior notes due April 2027	750	750
6.25% senior notes due June 2027	372	372
1.3% senior notes due August 2027	2,250	2,250
4.3% senior notes due March 2028	5,000	5,000
5% senior notes due January 2029	1,000	1,000
5.4% senior notes due June 2029	1,000	1,000
3.25% senior notes due August 2029	1,750	1,750
5.125% senior notes due February 2030	1,500	1,500
3.75% senior notes due April 2030	1,500	1,500
1.75% senior notes due August 2030	1,250	1,250
5.25% senior notes due January 2031	750	750
1.875% senior notes due February 2031	1,250	1,250
5.55% senior notes due June 2031	1,000	1,000
2.125% senior notes due September 2031	1,000	1,000
5% senior notes due September 2032	750	—
5.25% senior notes due February 2033	1,750	1,750
5.3% senior notes due June 2033	1,250	1,250
5.7% senior notes due June 2034	1,250	1,250
4.875% senior notes due July 2035	652	652
5.45% senior notes due September 2035	1,500	—
6.625% senior notes due June 2036	771	771
6.75% senior notes due December 2037	533	533
4.78% senior notes due March 2038	5,000	5,000
6.125% senior notes due September 2039	447	447
4.125% senior notes due April 2040	602	602
2.7% senior notes due August 2040	367	367
5.75% senior notes due May 2041	133	133
4.5% senior notes due May 2042	500	500
4.125% senior notes due November 2042	226	226
5.3% senior notes due December 2043	750	750
4.75% senior notes due March 2044	375	375
6% senior notes due June 2044	750	750
5.125% senior notes due July 2045	3,500	3,500
3.875% senior notes due August 2047	537	537
5.05% senior notes due March 2048	8,000	8,000
4.25% senior notes due April 2050	399	399
5.625% senior notes due February 2053	1,250	1,250
5.875% senior notes due June 2053	1,250	1,250

6.05% senior notes due June 2054	1,000	1,000
6.2% senior notes due September 2055	1,250	—
6% senior notes due June 2063	750	750
6.25% senior notes due September 2065	500	—
6.75% series B junior subordinated notes due December 2054	750	750
7% series A junior subordinated notes due March 2055	2,250	2,250
Finance lease liabilities	1,326	1,360
Other	295	302
Total debt principal	65,035	66,747
Debt premiums	156	170
Debt discounts and deferred financing costs	(621)	(647)
	64,570	66,270
Less:
Short-term debt (commercial paper)	—	(2,119)
Current portion of long-term debt	(4,068)	(3,624)
Long-term debt	$60,502	$60,527

The following is a summary of the Company’s required repayments of long-term debt principal due during each of the next five years and thereafter, as of December 31, 2025:

In millions
2026	$4,007
2027	3,379
2028	5,008
2029	3,758
2030	4,258
Thereafter	43,299
Subtotal	63,709
Finance lease liabilities (1)	1,326
Total debt principal	$65,035
_____________________________________________
(1)See Note 7 ‘‘Leases’’ for a summary of maturities of the Company’s finance lease liabilities.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of December 31, 2025. The Company had $2.1 billion of commercial paper outstanding at a weighted interest rate of 4.98% as of December 31, 2024. In connection with its commercial paper program, the Company maintains three $2.5 billion, five-year unsecured back-up revolving credit facilities, which expire in May 2028, 2029 and 2030. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of December 31, 2025 and 2024, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

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

FHLBB
A subsidiary of the Company is a member of the FHLBB. As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of December 31, 2025 was approximately $1.3 billion. As of December 31, 2025 and 2024, there were no outstanding advances from the FHLBB.

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

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of December 31, 2025, the Company was in compliance with all of its debt covenants.

11.Pension Plans and Other Postretirement Benefits

Defined Contribution Plans

As of December 31, 2025, the Company sponsors 401(k) savings plans that cover all employees who meet plan eligibility requirements. The Company makes matching contributions consistent with the provisions of the respective plans. At the participant’s option, account balances, including the Company’s matching contribution, can be invested among various investment options under each plan. The CVS Health Future Fund 401(k) Plan offers CVS Health Corporation’s common stock fund as an investment option. The Company also maintains nonqualified, unfunded deferred compensation plans for certain key employees. The plans provide participants the opportunity to defer portions of their eligible compensation and for certain nonqualified plans, participants receive matching contributions equivalent to what they could have received under the CVS Health Future Fund 401(k) Plan absent certain restrictions and limitations under the Internal Revenue Code. The Company’s contributions under its defined contribution plans were $657 million, $610 million and $581 million in the years ended December 31, 2025, 2024 and 2023, respectively.

Defined Benefit Pension Plans

The Company sponsors a tax-qualified defined benefit pension plan that was frozen in 2010 and a nonqualified supplemental pension plan that was frozen in 2007. The Company also sponsors several other defined benefit pension plans that are unfunded nonqualified supplemental retirement plans.

Pension Benefit Obligation and Plan Assets
The following tables outline the change in pension benefit obligation and plan assets over the specified periods:

In millions	2025	2024
Change in benefit obligation:
Benefit obligation, beginning of year	$4,349	$4,736
Interest cost	221	222
Actuarial loss (gain)	123	(262)
Benefit payments	(356)	(347)
Benefit obligation, end of year	4,337	4,349

Change in plan assets:
Fair value of plan assets, beginning of year	5,188	5,379
Actual return on plan assets	433	133
Employer contributions	22	23
Benefit payments	(356)	(347)
Fair value of plan assets, end of year	5,287	5,188

Funded status	$950	$839

The change in the pension benefit obligation during the years ended December 31, 2025 and 2024 was primarily driven by the change in the discount rate during each respective period.

The assets (liabilities) recognized on the consolidated balance sheets at December 31, 2025 and 2024 for the defined benefit pension plans consisted of the following:

In millions	2025	2024
Noncurrent assets reflected in other assets	$1,137	$1,030
Current liabilities reflected in accrued expenses and other current liabilities	(22)	(22)
Noncurrent liabilities reflected in other long-term liabilities	(165)	(169)
Net assets	$950	$839

Net Periodic Benefit Cost (Income)
The components of net periodic benefit cost (income) for the years ended December 31, 2025, 2024 and 2023 are shown below:

In millions	2025	2024	2023
Components of net periodic benefit cost (income):
Interest cost	$221	$222	$231
Expected return on plan assets	(339)	(327)	(326)
Amortization of net actuarial loss	1	1	1
Net periodic benefit cost (income)	$(117)	$(104)	$(94)

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

Expected Return on Plan Assets - The expected long-term rate of return on plan assets is determined by using the plan’s target allocation and return expectations based on many factors including forecasted long-term capital market real returns and the inflationary outlook on a plan-by-plan basis. See “Pension Plan Assets” below for additional details regarding the pension plan assets as of December 31, 2025 and 2024.

The Company also considers other assumptions including mortality, interest crediting rate, termination and retirement rates, and cost of living adjustments.

The Company determined its benefit obligation based on the following weighted average assumptions as of December 31, 2025 and 2024:

	2025	2024
Discount rate	5.3%	5.6%

The Company determined its net periodic benefit cost (income) based on the following weighted average assumptions for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Discount rate	5.3%	4.9%	5.1%
Expected long-term rate of return on plan assets	6.8%	6.3%	6.3%

Pension Plan Assets
The Company’s pension plan assets primarily include debt and equity securities held in separate accounts, common/collective trusts, as well as Private Real Estate, Farmland, Public Real Estate and Public Infrastructure (collectively referred to as “Real Assets”) and private credit. The valuation methodologies used to value these debt and equity securities and common/collective trusts are similar to the methodologies described in Note 5 ‘‘Fair Value’’. Pension plan assets also include investments in other assets that are carried at fair value. The following is a description of the valuation methodologies used to value private real estate investments and these additional investments, including the general classification pursuant to the fair value hierarchy.

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

Pension plan assets with changes in fair value measured on a recurring basis at December 31, 2025 were as follows:

In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$25	$91	$—	$116
Debt securities:
U.S. government securities	528	19	—	547
States, municipalities and political subdivisions	—	73	—	73
U.S. corporate securities	—	2,391	2	2,393
Foreign securities	—	82	—	82
Commercial mortgage-backed securities	—	9	—	9
Other asset-backed securities	—	9	—	9
Total debt securities	528	2,583	2	3,113
Equity securities:
U.S. domestic	101	—	—	101
International	25	13	—	38
Total equity securities	126	13	—	139
Other investments:
Private real estate	—	—	182	182
Common/collective trusts (1)	—	958	—	958
Derivatives	—	10	—	10
Total other investments	—	968	182	1,150
Total pension investments (2)	$679	$3,655	$184	$4,518
_____________________________________________
(1)The assets in the underlying funds of common/collective trusts consist of $284 million of equity securities and $674 million of debt securities.
(2)Excludes $212 million of other receivables as well as $278 million of private equity limited partnership investments and $279 million of hedge fund limited partnership investments as these amounts are measured at NAV per share or an equivalent and are not subject to leveling within the fair value hierarchy.

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

The changes in the balances of Level 3 pension plan assets during the year ended December 31, 2025 were as follows:

In millions	Private real estate	U.S. corporate securities	Total
Beginning balance	$276	$1	$277
Actual return on plan assets	(16)	—	(16)
Purchases, sales and settlements	(78)	1	(77)
Transfers out of Level 3	—	—	—
Ending balance	$182	$2	$184

The changes in the balances of Level 3 pension plan assets during the year ended December 31, 2024 were as follows:

In millions	Private real estate	U.S. corporate securities	Total
Beginning balance	$290	$—	$290
Actual return on plan assets	1	—	1
Purchases, sales and settlements	(15)	1	(14)
Transfers out of Level 3	—	—	—
Ending balance	$276	$1	$277

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

At December 31, 2025, target investment allocations for the Company’s pension plan were: 7% in equity securities, 75% in fixed income and debt securities, 7% in Real Assets, 5% in private equity limited partnerships, 2% in private credit limited partnerships and 4% in hedge funds. Actual asset allocations may differ from target allocations due to tactical decisions to overweight or underweight certain assets or as a result of normal fluctuations in asset values. Asset allocations are consistent with stated investment policies and, as a general rule, periodically rebalanced back to target asset allocations. Asset allocations and investment performance are formally reviewed periodically throughout the year by the pension plan’s Investment Subcommittee. Forecasting of asset and liability growth is performed at least annually.

Cash Flows
The Company generally contributes to its tax-qualified pension plan based on minimum funding requirements determined under applicable federal laws and regulations. Employer contributions related to the nonqualified supplemental pension plans generally represent payments to retirees for current benefits. The Company’s contributions to its pension plans during the years ended December 31, 2025, 2024 and 2023 were not material. No contributions were required for the tax-qualified pension plan in 2025. The Company expects to make an immaterial amount of contributions for all other pension plans in 2026.

The Company estimates the following future benefit payments, which are calculated using the same actuarial assumptions used to measure the pension benefit obligation as of December 31, 2025:

In millions
2026	$387
2027	383
2028	382
2029	375
2030	365
2031-2035	1,674

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

None of the multiemployer pension plans in which the Company participates are individually significant to the Company. The Company’s contributions to multiemployer pension plans were not material in the years ended December 31, 2025, 2024 and 2023.

Other Postretirement Benefits

The Company provides postretirement health care and life insurance benefits to certain retirees who meet eligibility requirements. The Company’s funding policy is generally to pay covered expenses as they are incurred. For retiree medical plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates. As of December 31, 2025 and 2024, the Company’s other postretirement benefits had an accumulated postretirement benefit obligation of $151 million and $147 million, respectively. The net periodic benefit cost related to these other postretirement benefits was not material in the years ended December 31, 2025, 2024 and 2023.

The Company estimates the following future benefit payments, which are calculated using the same actuarial assumptions used to measure the accumulated other postretirement benefit obligation as of December 31, 2025:

In millions
2026	$13
2027	13
2028	13
2029	13
2030	13
2031-2035	61

Pursuant to various collective bargaining agreements, the Company also contributes to multiemployer health and welfare plans that cover certain union-represented employees. The plans provide postretirement health care and life insurance benefits to certain employees who meet eligibility requirements. The Company’s contributions to multiemployer health and welfare plans were not material in the years ended December 31, 2025, 2024 and 2023.

12.Income Taxes

The components of income before income tax provision, based on tax jurisdiction, consisted of the following for the years ended December 31, 2025, 2024 and 2023:

In millions	2025	2024	2023
Income before income tax provision:
United States	$1,335	$5,964	$11,107
Foreign	801	184	66
Total	$2,136	$6,148	$11,173

The income tax provision (benefit) consisted of the following for the years ended December 31, 2025, 2024 and 2023:

In millions	2025	2024	2023
Current:
Federal	$(217)	$1,622	$2,814
State	409	476	662
Foreign	114	36	5
Total current	306	2,134	3,481

Deferred:
Federal	92	(456)	(543)
State	10	(119)	(139)
Foreign	—	3	6
Total deferred	102	(572)	(676)

Total income tax provision (benefit):
Federal	(125)	1,166	2,271
State	419	357	523
Foreign	114	39	11
Total	$408	$1,562	$2,805

The following table is a reconciliation of the statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2025, 2024 and 2023:

	2025		2024			2023
In millions, except percentages	$	%	$	%		$	%
Federal statutory tax rate	$449	21.0%	$1,291	21.0%		$2,346	21.0%
State and local income taxes, net of federal income tax effect	340	15.9	302	4.9		435	3.9
Foreign tax effects:
Ireland
Statutory tax rate difference between Ireland and United States	(66)	(3.1)	—	—	*	—	—
Other	19	0.9	—	—	*	—	—
Total foreign tax effects	(47)	(2.2)	(15)	(0.2)		7	0.1
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—		—	—
Effect of cross-border tax laws:
Global intangible low-taxed income	38	1.7	—	—	*	—	—
Foreign base company income	27	1.3	—	—	*	—	—
Total effect of cross-border tax laws	65	3.0	20	0.3		—	—
Tax credits:
Research and development tax credits	(50)	(2.3)	—	—	*	—	—	*
Energy related tax credits	(76)	(3.6)	—	—	*	—	—
Low-income housing tax credits	(25)	(1.2)	—	—	*	—	—	*
Other	(16)	(0.7)	—	—	*	—	—	*
Total tax credits	(167)	(7.8)	(92)	(1.5)		(62)	(0.6)
Changes in valuation allowances	(7)	(0.3)	57	0.9		28	0.2
Nontaxable or nondeductible items:
Recognition of basis difference in subsidiaries	(1,793)	(83.9)	(71)	(1.2)		—	—
Gain on deconsolidation	(101)	(4.7)	—	—		—	—
Goodwill impairment	1,202	56.3	—	—		—	—
Nondeductible litigation	324	15.2	—	—	*	—	—	*
Compensation	72	3.3	—	—	*	—	—	*
Other	7	0.3	99	1.7		65	0.6
Total nontaxable or nondeductible items	(289)	(13.5)	28	0.5		65	0.6
Changes in unrecognized tax benefits	64	3.0	(29)	(0.5)		(14)	(0.1)
Effective income tax rate	$408	19.1%	$1,562	25.4%		$2,805	25.1%
_____________________________________________
*The impact to the income tax rate is immaterial for separate disclosure in the respective period.

Following the voluntarily initiation of Chapter 11 proceedings under the U.S. Bankruptcy Code described in “Subsidiary Bankruptcy” within Note 1 ‘‘Significant Accounting Policies’’, it was determined that the Company’s investment in a subsidiary became worthless in 2025. Consequently, the Company recognized a related net tax benefit of approximately $1.9 billion in the aggregate during the year ended December 31, 2025.

For the year ended December 31, 2025, state and local income taxes in New York, California, Florida, New Jersey and Pennsylvania comprise the majority of the state and local income taxes, net of federal income tax effect category. For the years ended December 31, 2024 and 2023, state and local income taxes in New York, California, Florida and Illinois comprise the majority of the state and local income taxes, net of federal income tax effect category.

Income taxes paid, net of refunds received consisted of the following for the years ended December 31, 2025, 2024 and 2023:

In millions	2025	2024	2023
Income taxes paid, net of refunds received:
Federal	$1,583	$1,194	$2,797
State	457	484	725
Foreign	126	25	2
Total	$2,166	$1,703	$3,524

The following table is a summary of the components of the Company’s deferred income tax assets and liabilities as of December 31, 2025 and 2024:

In millions	2025	2024
Deferred income tax assets:
Lease and rents	$4,435	$4,763
Legal charges	1,011	1,109
Inventory	70	68
Employee benefits	171	168
Bad debts and other allowances	682	593
Net operating loss and other carryovers	793	272
Deferred income	35	47
Insurance reserves	360	381
Investments	—	21
Other	456	486
Valuation allowance	(487)	(301)
Total deferred income tax assets	7,526	7,607
Deferred income tax liabilities:
Investments	134	—
Retirement benefits	190	172
Lease and rents	3,872	4,125
Depreciation and amortization	7,162	7,116
Total deferred income tax liabilities	11,358	11,413
Net deferred income tax liabilities	$3,832	$3,806

When evaluating the realizability of deferred tax assets, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and the Company’s recent operating results. The Company established a valuation allowance of $487 million and $301 million as of December 31, 2025 and 2024, respectively, because it does not consider it more likely than not that certain deferred tax assets will be recovered.

As of December 31, 2025, the Company had net operating loss and other carryovers of $793 million, a portion of which has an indefinite carryforward period, while the remainder expires between 2026 and 2046.

A reconciliation of the beginning and ending balance of unrecognized tax benefits in 2025, 2024 and 2023 is as follows:

In millions	2025	2024	2023
Beginning balance	$424	$436	$446
Additions based on tax positions related to the current year	—	—	2
Additions based on tax positions related to prior years	106	67	46
Reductions for tax positions of prior years	—	(49)	(24)
Expiration of statutes of limitation	(40)	(29)	(34)
Settlements	(66)	(1)	—
Ending balance	$424	$424	$436

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

CVS Health Corporation and its subsidiaries are also currently under income tax examinations by a number of state and local tax authorities. As of December 31, 2025, no examination has resulted in any proposed adjustments that would result in a material change to the Company’s operating results, financial condition or liquidity.

Substantially all material state and local income tax matters have been concluded for fiscal years through 2018. Certain state exams are likely to be concluded and certain state statutes of limitations will lapse in 2026, but the change in the balance of the Company’s uncertain tax positions is projected to be immaterial. In addition, it is reasonably possible that the Company’s unrecognized tax benefits could change within the next twelve months due to the anticipated conclusion of various examinations with the IRS for certain previous years. An estimate of the range of the possible change cannot be made at this time.

The Company records interest expense related to unrecognized tax benefits and penalties in the income tax provision. The Company accrued interest expense of approximately $42 million, $45 million and $31 million in 2025, 2024 and 2023, respectively. The Company had approximately $175 million and $165 million accrued for interest and penalties as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate is approximately $325 million, after considering the federal benefit of state income taxes.

13.Stock Incentive Plans

The terms of the CVS Health 2017 Incentive Compensation Plan (“ICP”) provide for grants of annual incentive and long-term performance awards to executive officers and other officers and employees of the Company or any subsidiary of the Company, as well as equity compensation to outside directors of CVS Health Corporation. Payment of such annual incentive and long-term performance awards will be in cash, stock, other awards or other property, at the discretion of the Management Planning and Development Committee (the “MP&D Committee”) of CVS Health Corporation’s Board of Directors (the “Board”). The ICP allows for a maximum of 92 million shares of CVS Health Corporation common stock to be reserved and available for grants. As of December 31, 2025, there were approximately 27 million shares of CVS Health Corporation common stock available for future grants under the ICP.

Stock-Based Compensation Expense

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the stock award (generally three to five years) using the straight-line method. The following table is a summary of stock-based compensation for the years ended December 31, 2025, 2024 and 2023:

In millions	2025	2024	2023
Restricted stock units and performance stock units	$467	$461	$497
Stock options and stock appreciation rights (“SARs”) (1)	68	79	91
Total stock-based compensation	$535	$540	$588
_____________________________________________
(1)Includes the Employee Stock Purchase Plan (“ESPP”).

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

As of December 31, 2025, there was $819 million of total unrecognized compensation cost related to the Company’s restricted stock units and performance stock units that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.4 years. The total fair value of restricted stock units vested during the years ended December 31, 2025, 2024 and 2023 was $455 million, $497 million and $525 million, respectively.

The following table is a summary of the restricted stock unit and performance stock unit activity for the year ended December 31, 2025:

In thousands, except weighted average grant date fair value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year, nonvested	18,512	$77.19
Granted	9,256	$68.71
Vested (1)	(5,834)	$78.04
Forfeited	(3,086)	$78.25
Outstanding at end of year, nonvested	18,848	$72.59
_____________________________________________
(1)Vested performance stock units have been included at target level performance. Based on actual performance, the number of restricted stock units and performance stock units vested during the year ended December 31, 2025 was 5.9 million.

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

The following table is a summary of stock option and SAR activity for the years ended December 31, 2025, 2024 and 2023:

In millions	2025	2024	2023
Cash received from stock options exercised (including ESPP)	$394	$361	$277
Payments for taxes for net share settlement of equity awards	158	185	181
Intrinsic value of stock options and SARs exercised	41	33	31
Fair value of stock options and SARs vested	229	225	227

The fair value of each stock option and SAR is estimated using the Black-Scholes option pricing model based on the following assumptions at the time of grant:

	2025	2024	2023
Dividend yield (1)	3.95%	4.29%	3.27%
Expected volatility (2)	30.43%	28.36%	28.15%
Risk-free interest rate (3)	4.15%	4.13%	3.55%
Expected life (in years) (4)	6.3	5.3	5.9
Weighted-average grant date fair value	$15.82	$11.31	$21.78
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

As of December 31, 2025, unrecognized compensation expense related to unvested stock options and SARs totaled $28 million, which the Company expects to be recognized over a weighted-average period of 1.8 years. After considering anticipated forfeitures, the Company expects approximately 4 million of the unvested stock options and SARs to vest over the requisite service period.

The following table is a summary of the Company’s stock option and SAR activity for the year ended December 31, 2025:

In thousands, except weighted average exercise price and remaining contractual term	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	15,019	$68.69
Granted	733	$67.32
Exercised	(3,919)	$58.13
Forfeited	(364)	$70.83
Expired	(726)	$79.33
Outstanding at end of year	10,743	$71.68	5.29	$109,757
Exercisable at end of year	6,076	$71.55	4.37	68,079
Vested at end of year and expected to vest in the future	10,450	$71.74	5.23	106,818

ESPP

The Company’s ESPP provides for the purchase of up to 60 million shares of CVS Health Corporation common stock. Under the ESPP, eligible employees may purchase common stock at the end of each six-month offering period at a purchase price equal to 90% of the lower of the fair market value on the first day or the last day of the offering period. During 2025, approximately 5 million shares of common stock were purchased under the provisions of the ESPP at an average price of

$40.85 per share. As of December 31, 2025, approximately 18 million shares of common stock were available for issuance under the ESPP.

The fair value of stock-based compensation associated with the ESPP is estimated on the date of grant (the first day of the six-month offering period) using the Black-Scholes option pricing model.

The following table is a summary of the assumptions used to value the ESPP awards for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Dividend yield (1)	2.60%	2.01%	1.54%
Expected volatility (2)	37.40%	31.40%	25.61%
Risk-free interest rate (3)	4.27%	5.31%	5.17%
Expected life (in years) (4)	0.5	0.5	0.5
Weighted-average grant date fair value	$10.30	$12.39	$14.26
_____________________________________________
(1)The dividend yield is calculated based on semi-annual dividends paid and the fair market value of CVS Health Corporation stock at the grant date.
(2)The expected volatility is estimated based on the historical volatility of CVS Health Corporation’s daily stock price over the previous six-month period.
(3)The risk-free interest rate is selected based on the Treasury constant maturity interest rate whose term is consistent with the expected term of ESPP purchases (i.e., six months).
(4)The expected life is based on the semi-annual purchase period.

14.Shareholders’ Equity

Share Repurchase Programs

The following share repurchase programs have been authorized by the Board:

In billions Authorization Date	Authorized	Remaining as of December 31, 2025
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the year ended December 31, 2025, the Company did not repurchase any shares of its common stock. During the years ended December 31, 2024 and 2023, the Company repurchased an aggregate of 39.7 million shares of common stock for approximately $3.0 billion and an aggregate of 22.8 million shares of common stock for approximately $2.0 billion, respectively, each pursuant to the 2021 Repurchase Program. This activity includes the share repurchases under the ASR transactions described below.

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

Dividends

The quarterly cash dividend declared by the Board was $0.665 per share in 2025 and 2024 and $0.605 per share in 2023. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

Regulatory Requirements

The Company’s insurance business operations are conducted through subsidiaries that principally consist of health maintenance organizations (“HMOs”) and insurance companies. The Company’s HMO and insurance subsidiaries report their financial statements in accordance with accounting practices prescribed by state regulatory authorities which may differ from GAAP. The combined statutory net income (loss) for the years ended and estimated combined statutory and capital surplus at December 31, 2025, 2024 and 2023 for the Company’s insurance and HMO subsidiaries were as follows:

In millions	2025	2024	2023
Statutory net income (loss)	$3,707	$(1,185)	$2,757
Estimated statutory capital and surplus	23,505	20,085	16,961

The Company’s insurance and HMO subsidiaries paid $1.5 billion of gross dividends to the Company for the year ended December 31, 2025.

In addition to general state law restrictions on payments of dividends and other distributions to stockholders applicable to all corporations, HMOs and insurance companies are subject to further regulations that, among other things, may require those companies to maintain certain levels of equity and restrict the amount of dividends and other distributions that may be paid to their equity holders. In addition, in connection with the acquisition of Aetna, the Company made certain undertakings that require prior regulatory approval of dividends by certain of its HMOs and insurance companies. At December 31, 2025, these amounts were as follows:

In millions
Estimated minimum statutory surplus required by regulators	$11,710
Investments on deposit with regulatory bodies	737
Estimated maximum dividend distributions permitted in 2026 without prior regulatory approval	3,788

Noncontrolling Interests

At December 31, 2025 and 2024, noncontrolling interests were $168 million and $170 million, respectively, primarily related to third party interests in the Company’s operating entities. The noncontrolling entities’ share is included in total shareholders’ equity on the consolidated balance sheets.

15.Other Comprehensive Income

Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) in 2025, 2024 and 2023:

	At December 31,
In millions	2025	2024	2023
Net unrealized investment gains (losses):
Beginning of year balance	$(399)	$(429)	$(1,519)
Other comprehensive income (loss) before reclassifications ($527, $(177) and $612 pretax)	514	(170)	603
Amounts reclassified from accumulated other comprehensive loss ($98, $226 and $566 pretax) (1)	91	200	487
Other comprehensive income	605	30	1,090
End of year balance	206	(399)	(429)

Change in discount rate on long-duration insurance reserves:
Beginning of period balance	265	152	219
Other comprehensive income (loss) ($(64), $146, and $(92) pretax)	(50)	113	(67)
Other comprehensive income (loss)	(50)	113	(67)
End of period balance	215	265	152

Foreign currency translation adjustments:
Beginning of year balance	(4)	—	—
Other comprehensive income (loss)	11	(4)	—
Other comprehensive income (loss)	11	(4)	—
End of year balance	7	(4)	—

Net cash flow hedges:
Beginning of year balance	229	244	239
Other comprehensive income before reclassifications ($5, $0 and $25 pretax)	3	—	19
Amounts reclassified from accumulated other comprehensive income ($(23), $(20) and $(19) pretax) (2)	(16)	(15)	(14)
Other comprehensive income (loss)	(13)	(15)	5
End of year balance	216	229	244

Pension and other postretirement benefits:
Beginning of year balance	(211)	(264)	(203)
Other comprehensive income (loss) ($(37), $71 and $(81) pretax)	(27)	53	(61)
Other comprehensive income (loss)	(27)	53	(61)
End of year balance	(238)	(211)	(264)

Total beginning of year accumulated other comprehensive loss	(120)	(297)	(1,264)
Total other comprehensive income	526	177	967
Total end of year accumulated other comprehensive income (loss)	$406	$(120)	$(297)
_______________________________________
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

16.Earnings Per Share

Earnings per share is computed using the treasury stock method. Stock options and SARs to purchase 8 million shares of common stock were outstanding, but were excluded from the calculations of diluted earnings per share for each of the years ended December 31, 2025, 2024 and 2023 because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following is a reconciliation of basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023:

In millions, except per share amounts	2025	2024	2023
Numerator for earnings per share calculation:
Net income attributable to CVS Health	$1,768	$4,614	$8,344

Denominator for earnings per share calculation:
Weighted average shares, basic	1,267	1,259	1,285
Restricted stock units and performance stock units	3	2	3
Stock options and SARs	1	1	2
Weighted average shares, diluted	1,271	1,262	1,290

Earnings per share:
Basic	$1.40	$3.67	$6.49
Diluted	$1.39	$3.66	$6.47

17.Reinsurance

The Company utilizes reinsurance agreements primarily to: (a) reduce required capital and (b) facilitate the acquisition or disposition of certain insurance contracts. Ceded reinsurance agreements permit the Company to recover a portion of its losses from reinsurers, although they do not discharge the Company’s primary liability as the direct insurer of the risks reinsured.

Reinsurance recoverables (recorded as other current assets or other assets on the consolidated balance sheets) at December 31, 2025 and 2024 were as follows:

In millions	2025	2024
Reinsurer
Hartford Life and Accident Insurance Company	$960	$1,119
Lincoln Life & Annuity Company of New York	426	444
Individual State Reinsurance Programs	148	189
Fresenius Medical Care Reinsurance Company (Cayman) Ltd.	84	75
Resolution Life Group Holdings Ltd.	32	33
All Other	54	67
Total	$1,704	$1,927

Direct, assumed and ceded premiums earned for the years ended December 31, 2025, 2024 and 2023 were as follows:

In millions	2025	2024	2023
Direct	$135,487	$123,629	$99,753
Assumed	573	471	350
Ceded	(1,309)	(1,204)	(911)
Net premiums	$134,751	$122,896	$99,192

The impact of reinsurance on health care costs for the years ended December 31, 2025, 2024 and 2023 was as follows:

In millions	2025	2024	2023
Direct	$126,263	$115,974	$86,738
Assumed	536	431	223
Ceded	(1,261)	(1,284)	(714)
Net health care costs	$125,538	$115,121	$86,247

There is not a material difference between premiums on a written basis versus an earned basis.

The Company also has various agreements with unrelated reinsurers that do not qualify for reinsurance accounting under GAAP, and consequently are accounted for using deposit accounting. The Company entered into these contracts to reduce the risk of catastrophic loss which in turn reduces the Company’s capital and surplus requirements. Total deposit assets and liabilities related to reinsurance agreements that do not qualify for reinsurance accounting under GAAP were not material as of December 31, 2025 or 2024.

18.Commitments and Contingencies

Guarantees

The Company had the following significant guarantee arrangements at December 31, 2025:

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
•Separate Accounts Assets - Certain Separate Accounts assets associated with the large case pensions business in the Corporate/Other segment represent funds maintained as a contractual requirement to fund specific pension annuities that the Company has guaranteed. Minimum contractual obligations underlying the guaranteed benefits in these Separate Accounts were approximately $807 million and $857 million at December 31, 2025 and 2024, respectively. See Note 1 ‘‘Significant Accounting Policies’’ for additional information on Separate Accounts. Contract holders assume all investment and mortality risk and are required to maintain Separate Accounts balances at or above a specified level. The level of required funds is a function of the risk underlying the Separate Account’s investment strategy. If contract holders do not maintain the required level of Separate Accounts assets to meet the annuity guarantees, the Company would establish an additional liability. Contract holders’ balances in the Separate Accounts at December 31, 2025 exceeded the value of the guaranteed benefit obligation. As a result, the Company was not required to maintain any additional liability for its related guarantees at December 31, 2025.

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Linens ‘n Things and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations. As of December 31, 2025, the Company guaranteed 60 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the consolidated balance sheets), with the maximum remaining lease term extending through 2036.

Guaranty Fund Assessments, Market Stabilization and Other Non-Voluntary Risk Sharing Pools

Under guaranty fund laws existing in all states, insurers doing business in those states can be assessed (in most states up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The life and health insurance guaranty associations in which the Company participates that operate under these laws respond to insolvencies of long-term care insurers and life insurers as well as health insurers. The Company’s assessments generally are based on a formula relating to the Company’s health care premiums in the state compared to the premiums of other insurers. Certain states allow assessments to be recovered over time as offsets to premium taxes. Some states have similar laws relating to HMOs and/or other payors such as not-for-profit consumer-governed health plans established under the ACA. It is reasonably possible that in the future the Company may record a liability and expense relating to insolvencies which could have a material adverse effect on the Company’s operating results, financial condition and cash flows. While historically the Company has ultimately recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that limit future offsets.

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

Litigation and Regulatory Proceedings

The Company has been involved or is currently involved in numerous legal and regulatory proceedings, which may include claims of or relating to bad faith, medical or professional malpractice, breach of fiduciary duty, claims processing and billing, dispensing of medications, the use of medical testing devices in the in-home evaluation setting, non-compliance with state and federal regulatory regimes, marketing misconduct, denial of or failure to timely or appropriately pay or administer claims and benefits, provider network structure (including the use of performance-based networks and termination of provider contracts), rescission of insurance coverage, improper disclosure or use of personal information, anticompetitive practices, including antitrust violations, the Company’s participation in the 340B program, general contractual matters, product liability, intellectual property litigation, discrimination and employment litigation. Some of these other legal proceedings are or are purported to be class actions or derivative claims. The Company is defending itself against the claims brought in these matters.

The Company is also a party to government investigations, audits, reviews, claims enforcement actions and litigation. These include routine, regular and special investigations, audits, subpoenas, civil investigative demands (“CIDs”) and reviews by CMS, state insurance and health and welfare departments, the U.S. Department of Justice (the “DOJ”), state Attorneys General, the U.S. Drug Enforcement Administration (the “DEA”), the U.S. Federal Trade Commission (the “FTC”) and other governmental authorities.

Legal proceedings, in general, and securities, class action and multi-district litigation, in particular, and governmental special investigations, audits, reviews, litigation and enforcement proceedings can be expensive and disruptive. Some of the litigation matters may purport or be determined to be class actions, mass actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. The Company also may be named from time to time in qui tam actions initiated by private third parties that could also be separately pursued by a governmental body. The results of legal proceedings, including government investigations, are often uncertain and difficult to predict, and the costs incurred in these matters can be substantial, regardless of the outcome.

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

The Company is facing multiple lawsuits, including by the FTC, state Attorneys General, governmental subdivisions, private parties and several putative class actions, regarding drug pricing and its rebate arrangements with drug manufacturers. These complaints, brought by a number of different types of plaintiffs under a variety of legal theories, generally allege that rebate agreements between the drug manufacturers and PBMs caused inflated prices for certain drug products. The majority of these cases have now been transferred into a multi-district litigation in the U.S. District Court for the District of New Jersey. The Company is defending itself against these claims. The Company has also received subpoenas, CIDs, and other requests for documents and information from, and is being investigated by, the DOJ, the U.S. Department of Health and Human Services (“HHS”), the FTC and Attorneys General of several states and the District of Columbia regarding its PBM practices, including pharmacy contracting practices and reimbursement, pricing and rebates. The Company has been providing documents and information in response to these subpoenas, CIDs and requests for information. In September 2024, the FTC filed an administrative complaint against the three largest PBMs (the “PBM Group”) and their affiliated group purchasing organizations, including subsidiaries of the Company. The complaint alleged that the PBM Group and their affiliated group purchasing organizations engaged in anti-competitive and unfair practices that “artificially” increased insulin costs. The Company is defending itself against the complaint, while simultaneously attempting to reach a negotiated resolution with the FTC. In November 2024, the PBM Group filed a complaint in the U.S. District Court for the Eastern District of Missouri challenging the constitutionality of the FTC’s administrative complaint. After the district court denied the challenge, the PBM Group filed an appeal with the U.S. Court of Appeals for the Eighth Circuit, which is still pending.

United States ex rel. Behnke v. CVS Caremark Corporation, et al. (U.S. District Court for the Eastern District of Pennsylvania). In April 2018, the Court unsealed a complaint filed in February 2014. The government has declined to intervene in this case. The relator alleges that the Company submitted, or caused to be submitted, to Part D of the Medicare program Prescription Drug Event data and/or Direct and Indirect Remuneration reports that misrepresented true prices paid by the Company’s PBM to pharmacies for drugs dispensed to Part D beneficiaries with prescription benefits administered by the Company’s PBM. Following a two-week trial, the Court issued a split decision and ruled that the Company was liable under the False Claims Act as to certain claims. After trebling damages and assessing penalties, the court entered judgment for $291 million, for which the Company recorded a litigation reserve in the year ended December 31, 2025. The Company has appealed to the Third Circuit Court of Appeals.

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

The final settlement agreement contains certain contingencies related to payment obligations. Because these contingencies are inherently unpredictable, the assessment requires judgments about future events. As of December 31, 2025, the Company’s remaining accrual related to these opioid litigation matters was approximately $4.0 billion. The amount of ultimate loss may differ from the amount accrued by the Company.

The State of Maryland has elected not to participate, and thus subdivisions within the State of Maryland may not participate, in the settlement. The State of Maryland has issued a civil subpoena for information from the Company, and litigation is pending with certain subdivisions within the State of Maryland as well as other non-participating subdivisions in other geographies, including the City of Philadelphia, and private parties such as hospitals and third-party payors. Trial in a case brought by a group of Florida hospitals concluded in December 2025 when the Court declared a mistrial due to a deadlocked jury; a new trial is scheduled to begin in August 2026. The Company is defending itself against the claims made in these cases.

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

U.S. ex rel. Bassan et al. v. Omnicare, Inc. and CVS Health Corp. (U.S. District Court for the Southern District of New York). In December 2019, the U.S. Attorney’s Office for the Southern District of New York filed a complaint-in-intervention in this previously sealed qui tam case. The complaint alleges that for certain non-skilled nursing facilities, Omnicare improperly filled prescriptions where a valid prescription did not exist and that these dispensing events violated the federal False Claims Act. In April 2025, the jury found both Omnicare and CVS Health Corporation liable. The jury awarded approximately $136 million due to Omnicare’s conduct. This amount is automatically required to be tripled by statute to approximately $407 million. Accordingly, a litigation reserve was recorded related to this matter in the three months ended March 31, 2025. The jury found no damages attributable to CVS Health Corporation. In July 2025, the Court awarded penalties against Omnicare for $542 million, for which the Company recorded an incremental litigation reserve in the three months ended June 30, 2025. The Court also found CVS Health Corporation to be jointly and severally liable for $165 million of the $542 million in penalties. The Company has filed an appeal to the Second Circuit. As discussed in Note 1 ‘‘Significant Accounting Policies’’, on September 22, 2025, Omnicare initiated a voluntary court-supervised Chapter 11 bankruptcy process and was deconsolidated in the three months ended September 30, 2025. The litigation reserve of $165 million that CVS Health Corporation was jointly and severally liable for remained as a liability on the consolidated balance sheet at December 31, 2025.

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

The Company also has received subpoenas and/or requests for documents and other information from, and been investigated by, the DOJ, state Attorneys General and other state and/or federal regulators, legislators and agencies relating to claims payments, and the Company is involved in other litigation regarding its out-of-network benefit payment and administration practices. It is reasonably possible that others could initiate additional litigation or additional regulatory action against the Company with respect to its out-of-network benefit payment and/or administration practices.

CMS Actions

CMS regularly audits the Company’s performance to determine its compliance with CMS’s regulations and its contracts with CMS and to assess the quality of services it provides to Medicare beneficiaries. CMS uses various payment mechanisms to allocate and adjust premium payments to the Company’s and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information prepared, maintained and provided by providers. The Company collects claim and encounter data from providers and generally relies on providers to appropriately code their submissions to the Company and document their medical records, including the diagnosis data submitted to the Company with claims. CMS pays increased premiums to Medicare Advantage plans and Medicare PDP plans for members who have certain medical conditions identified with specific diagnosis codes. Federal regulators review and audit the providers’ medical records to determine whether those records support the related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to the Company. In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including the Company’s plans, to validate coding practices and supporting medical record documentation maintained by providers and the resulting risk-adjusted premium payments to the plans. CMS may require the Company to refund premium payments if the Company’s risk-adjusted premiums are not properly supported by medical record data. The Office of the Inspector General of the U.S. Department of Health and Human Services (the “OIG”) also is auditing the Company’s risk adjustment-related data and that of other companies. The Company expects CMS and the OIG to continue these types of audits. CMS has announced its intention to audit all contracts as a standard practice. CMS’ auditing methodology is subject to pending litigation, so the Company is not able to determine the methodology, and potential extrapolation, that would be used for future audits.

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

U.S. ex rel. Andrew Shea v. Aetna Life Insurance Company, et al. (U.S. District Court for the District of Massachusetts). In May 2025, the U.S. Attorney’s Office for the District of Massachusetts filed a complaint-in-intervention in this previously sealed qui tam case. The complaint alleges that the Company and two other large health insurance companies, paid kickbacks to insurance brokers to induce them to direct patients to their Medicare Advantage plans and, as a result, claims made to the government in connection with those plans violated the federal False Claims Act and Anti-Kickback Statute. The complaint also alleges that the Company engaged in discriminatory conduct. The Company is defending itself against these claims.

In addition, awards to the Company and others of certain government contracts, particularly Medicaid contracts and other contracts with government customers in the Company’s Health Care Benefits segment, frequently are subject to protests by unsuccessful bidders. These protests may result in awards to the Company being reversed, delayed, or modified. The loss or delay in implementation of any government contract could adversely affect the Company’s operating results. The Company will continue to defend contract awards it receives.

Stockholder Matters

The Company has received several demands for inspection of books and records pursuant to Delaware General Corporation Law Section 220 (“Section 220 demands”). Section 220 demands generally relate to potential breaches of fiduciary duties by the Board in relation to its oversight of certain matters, such as opioids and PBM and retail practices. While responding to

Section 220 demands may consume Company resources, Section 220 demands themselves are not material to the Company unless they lead to formal complaints or legal actions.

Beginning in February 2019, multiple class action complaints, as well as a derivative complaint, were filed by putative plaintiffs against the Company and certain current and former officers and directors. The plaintiffs in these cases assert a variety of causes of action under federal securities laws that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the performance of the Company’s former LTC business unit. Since filing, several of the cases have been consolidated, and three have resolved. In February 2025, the District of Rhode Island granted the Company’s motion to dismiss In re CVS Health Corp. Securities Act Litigation (formerly known as Waterford) and in March 2025 plaintiffs filed a notice of appeal of that decision to the First Circuit. A derivative case in the District of Rhode Island, Lovoi v. Aguirre, had been stayed pending the outcome of the Waterford case, and will remain stayed pending the resolution of the appeal. The Company and its current and former officers and directors are defending themselves against remaining claims.

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

In 2025, 2024 and 2023, revenues from the federal government accounted for 25%, 24% and 19%, respectively, of the Company’s consolidated total revenues, primarily related to contracts with CMS for coverage of Medicare-eligible individuals within the Health Care Benefits segment.

The following are reconciliations of financial measures of the Company’s segments to the consolidated totals:

	Year Ended December 31, 2025
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$141,454	$164,603	$93,724	$53	$399,834
Intersegment revenues	118	25,802	45,643	—	71,563
Net investment income	1,782	20	—	431	2,233
Total revenues	143,354	190,425	139,367	484	473,630
Intersegment eliminations (2)					(71,563)
Total consolidated revenues					$402,067
Less: Net realized capital gains (losses)	13	25	—	(82)
Cost of products sold	—	175,634	113,583	—
Health care costs	122,949	4,834	—	177
Other segment items (3)	17,453	2,781	19,744	2,076
Adjusted operating income (loss)	$2,939	$7,151	$6,040	$(1,687)	$14,443

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					1,976
Net realized capital losses (5)					44
Acquisition-related integration costs (6)					117
Goodwill impairment (7)					5,725
Health Care Delivery clinic closure charge (8)					83
Opioid litigation charge (9)					320
Office real estate optimization charges (10)					10
Legacy litigation charges (11)					1,220
Loss on Accountable Care assets (12)					288
Operating income (GAAP measure)					4,660
Gain on deconsolidation of subsidiary (13)					483
Interest expense					(3,119)
Other income					112
Income before income tax provision					$2,136

Depreciation and amortization	$1,579	$1,039	$1,573	$415	$4,606

	Year Ended December 31, 2024
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$129,120	$158,016	$83,464	$56	$370,656
Intersegment revenues	72	15,304	41,036	—	56,412
Net investment income	1,473	285	—	395	2,153
Total revenues	130,665	173,605	124,500	451	429,221
Intersegment eliminations (2)					(56,412)
Total consolidated revenues					$372,809
Less: Net realized capital gains (losses)	(97)	289	—	(75)
Cost of products sold	—	160,036	99,337	—
Health care costs	113,659	3,407	—	187
Other segment items (3)	16,796	2,630	19,389	1,687
Adjusted operating income (loss)	$307	$7,243	$5,774	$(1,348)	$11,976

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					2,025
Net realized capital gains (5)					(117)
Acquisition-related integration costs (6)					243
Opioid litigation charge (9)					100
Office real estate optimization charges (10)					30
Restructuring charges (14)					1,179
Operating income (GAAP measure)					8,516
Interest expense					(2,958)
Gain on early extinguishment of debt (16)					491
Other income					99
Income before income tax provision					$6,148

Depreciation and amortization	$1,599	$1,059	$1,543	$396	$4,597

	Year Ended December 31, 2023
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$104,800	$174,018	$77,748	$57	$356,623
Intersegment revenues	81	12,826	39,020	—	51,927
Net investment income (loss)	765	(1)	(5)	394	1,153
Total revenues	105,646	186,843	116,763	451	409,703
Intersegment eliminations (2)					(51,927)
Total consolidated revenues					$357,776
Less: Net realized capital losses	(402)	—	(5)	(90)
Cost of products sold	—	175,424	91,447	1
Health care costs	85,504	1,607	—	210
Other segment items (3)	14,967	2,500	19,358	1,648
Adjusted operating income (loss)	$5,577	$7,312	$5,963	$(1,318)	$17,534

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					1,905
Net realized capital losses (5)					497
Acquisition-related transaction and integration costs (6)					487
Office real estate optimization charges (10)					46
Restructuring charges (14)					507
Loss on assets held for sale (15)					349
Operating income (GAAP measure)					13,743
Interest expense					(2,658)
Other income					88
Income before income tax provision					$11,173

Depreciation and amortization	$1,572	$880	$1,549	$365	$4,366
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $10.9 billion, $11.4 billion and $13.7 billion of retail co-payments for 2025, 2024 and 2023, respectively. See Note 1 ‘‘Significant Accounting Policies’’ for additional information about retail co-payments.
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
(6)In 2025 and 2024, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. In 2023, the acquisition-related transaction and integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related transaction and integration costs are reflected in operating expenses within the Corporate/Other segment.
(7)In 2025, the goodwill impairment charge relates to the Health Care Delivery reporting unit within the Health Services segment.
(8)In 2025, the Health Care Delivery clinic closure charge primarily relates to the write down of long-lived assets in connection with the planned closure of certain existing Oak Street Health clinics in 2026, as well as associated severance and employee-related costs expected to be incurred. The Health Care Delivery clinic closure charge is reflected in operating expenses within the Health Services segment.
(9)In 2025 and 2024, the opioid litigation charges relate to changes in the Company’s accrual related to ongoing opioid litigation matters.
(10)In 2025, 2024 and 2023, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the Company’s evaluation of corporate office real estate space in response to its ongoing flexible work arrangement. The office real estate optimization charges are reflected in operating expenses within each segment.
(11)In 2025, the Company recorded legacy litigation charges related to two court decisions associated with its past business practices.
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
(12)In 2025, the loss on the wind down and sale of Accountable Care assets represents the pre-tax loss on the divestiture of the Company’s MSSP operations, which the Company sold in March 2025, as well as costs incurred in connection with the process of winding down the Company’s ACO REACH operations. The loss on Accountable Care assets is reflected in operating expenses within the Health Services segment.
(13)In 2025, the gain on deconsolidation of subsidiary relates to Omnicare, a wholly-owned indirect subsidiary of CVS Health Corporation, and certain of its subsidiary entities. In September 2025, the Omnicare Entities voluntarily initiated Chapter 11 proceedings under the U.S. Bankruptcy Code, at which time the Company determined that it no longer retained control of the Omnicare Entities and deconsolidated the subsidiaries.
(14)In 2024, the restructuring charges are primarily comprised of a store impairment charge, corporate workforce optimization costs, including severance and employee-related costs, other asset impairment and related charges associated with the discontinuation of certain non-core assets, and a stock-based compensation charge. During the third quarter of 2024, the Company finalized an enterprise-wide restructuring plan intended to streamline and simplify the organization, improve efficiency and reduce costs. In connection with this restructuring plan, the Company completed a strategic review of its retail business and determined that it planned to close additional retail stores in 2025, and, accordingly, it recorded a store impairment charge to write down the associated lease right-of-use assets and property and equipment. In addition, during the third quarter of 2024, the Company also conducted a review of its various strategic assets and determined that it would discontinue the use of certain non-core assets, at which time impairment losses were recorded to write down the carrying value of these assets to the Company’s best estimate of their fair value. In 2023, the restructuring charges are primarily comprised of severance and employee-related costs, asset impairment charges and a stock-based compensation charge. The restructuring charges associated with the store impairments are reflected within the Pharmacy & Consumer Wellness segment, other asset impairments and related charges are reflected within the Corporate/Other and Pharmacy & Consumer Wellness segments and corporate workforce optimization costs, including severance and employee-related costs, as well as the stock-based compensation charge, are reflected within the Corporate/Other segment.
(15)In 2023, the loss on assets held for sale relates to the LTC business, which was included within the Pharmacy & Consumer Wellness segment prior to the deconsolidation of the Omnicare Entities in September 2025. During 2022, the Company determined that its LTC business was no longer a strategic asset and committed to a plan to sell it, at which time the LTC business met the criteria for held-for-sale accounting and its net assets were accounted for as assets held for sale. During the first quarter of 2023, a loss on assets held for sale was recorded to write down the carrying value of the LTC business to the Company’s best estimate of the ultimate selling price which reflected its estimated fair value less costs to sell. As of the third quarter of 2023, the Company determined the LTC business no longer met the criteria for held-for-sale accounting and, at that time, the net assets associated with the LTC business were reclassified to held and used at their respective fair values.
(16)In 2024, the gain on early extinguishment of debt relates to the Company’s repayment of approximately $2.6 billion of its outstanding senior notes in December 2024, pursuant to its tender offer for such senior notes.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Opinion on Internal Control Over Financial Reporting

We have audited CVS Health Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CVS Health Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 10, 2026 expressed an unqualified opinion thereon.

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
February 10, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CVS Health Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of health care costs payable
Description of the Matter
At December 31, 2025, the incurred but not reported liabilities within the Health Care Benefits segment represented a significant portion of the health care costs payable. As discussed in Note 1 to the consolidated financial statements, the Company’s liability for health care costs payable includes estimated payments for (1) services rendered to members but not yet reported and (2) claims that have been reported but not yet paid, each as of the financial statement date (collectively, “IBNR”). The estimated IBNR liability is developed utilizing actuarial principles and assumptions that include historical and projected claim submission and processing patterns, historical and assumed medical cost trends, historical utilization of medical services, claim inventory levels, changes in membership and product mix, seasonality and other relevant factors to record the actuarial best estimate of health care costs payable. There is significant uncertainty inherent in determining management’s actuarial best estimate of health care costs payable. In particular, the estimate is sensitive to the assumed completion factors and the assumed health care cost trend rates.

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
February 10, 2026

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (f) and 15d-15(f) under the Securities Exchange Act of 1934) as of December 31, 2025, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective at a reasonable assurance level and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to such officers on a timely basis.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements. In order to ensure the Company’s internal control over financial reporting is effective, management regularly assesses such control and did so most recently for its financial reporting as of December 31, 2025.

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

Based on management’s assessment, management concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance that assets are safeguarded and that the financial records are reliable for preparing financial statements as of December 31, 2025.

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

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

No events have occurred during the fourth quarter ended December 31, 2025 that would require disclosure under this item.

Securities Trading Plans of Directors and Executive Officers

During the year ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of CVS Health Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning the Executive Officers of CVS Health Corporation is included in Part I of this 10-K pursuant to General Instruction G to Form 10-K.

We have adopted an insider trading policy related to the purchase, sale and other transactions in our securities entered into by our directors, officers, employees and related other persons and by us. The insider trading policy is designed to promote compliance with the securities laws and related rules and regulations, NYSE listing standards and our own Code of Conduct. Our insider trading policy is filed as Exhibit 19.1 to this 10-K.

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

The following table summarizes information about the registrant’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2025:

In thousands, except weighted average exercise price	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (c)
Equity compensation plans approved by stockholders (2)	28,026	$73.90	27,081
Equity compensation plans not approved by stockholders	1,404(3)	52.46	—
Total	29,430	$72.05	27,081
_____________________________________________
(1)Consists of: (i) 10.0 million shares of common stock underlying outstanding options, (ii) 0.1 million shares of common stock issuable upon the exercise of outstanding stock appreciation rights (“SARs”) and (iii) 19.3 million shares of common stock issuable on the vesting of outstanding restricted stock units, performance stock units, assuming target level performance in the case of performance stock units, and deferred stock units. The number of shares included with respect to outstanding SARs is the number of shares of CVS Health Corporation common stock that would have been issued had the SARs been exercised based on the closing price per share of CVS Health Corporation common stock on December 31, 2025, as reported on the NYSE, which was $79.36.

(2)Consists of the CVS Health 2017 Incentive Compensation Plan.
(3)Consists of shares of common stock underlying outstanding equity awards pursuant to equity compensation plans not approved by stockholders, including the Amended Aetna Inc. 2010 Stock Incentive Plan (the “Aetna Plan”), the Oak Street Health, Inc. Omnibus Incentive Plan (the “Oak Street Health Plan”), the Oak Street Health, Inc. Omnibus Incentive Plan, as amended (the “Amended Oak Street Health Plan”), the Signify Health, Inc. 2021 Long-Term Incentive Plan (the “Signify Plan”) and the Signify Health, Inc. 2021 Long-Term Incentive Plan, as amended (the “Amended Signify Plan”).

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

Item 14. Principal Accountant Fees and Services.

The section of the Proxy Statement under the caption “Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2026” is incorporated herein by reference.

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

4.6	Form of the Registrant’s 2028 Note (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.7	Form of the Registrant’s 2038 Note (incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.8	Form of the Registrant’s 2048 Note (incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K filed March 12, 2018).
4.9	Form of the Registrant’s 2026 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 15, 2019).
4.10	Form of the Registrant’s 2029 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 15, 2019).
4.11	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.12	Form of the Registrant’s 2030 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.13	Form of the Registrant’s 2040 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).
4.14	Form of the Registrant’s 2050 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020).

4.15	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).
4.16	Form of the Registrant’s 2030 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).
4.17	Form of the Registrant’s 2040 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 21, 2020).
4.18	Form of the Registrant’s 2027 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2020).
4.19	Form of the Registrant’s 2031 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 16, 2020).
4.20	Form of the Registrant’s 2031 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2021).
4.21	Form of the Registrant’s 2026 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 21, 2023).
4.22	Form of the Registrant’s 2030 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 21, 2023).
4.23	Form of the Registrant’s 2033 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on February 21, 2023).
4.24	Form of the Registrant’s 2053 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on February 21, 2023).
4.25	Form of the Registrant’s 2029 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).
4.26	Form of the Registrant’s 2031 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).
4.27	Form of the Registrant’s 2033 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).
4.28	Form of the Registrant’s 2053 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).
4.29	Form of the Registrant’s 2063 Note (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).
4.30	Form of the Registrant’s 2029 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2024).
4.31	Form of the Registrant’s 2031 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed May 9, 2024).
4.32	Form of the Registrant’s 2034 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed May 9, 2024).
4.33	Form of the Registrant’s 2044 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed May 9, 2024).
4.34	Form of the Registrant’s 2054 Note (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed May 9, 2024).
4.35	Form of the Series A Junior Subordinated Notes (incorporated by reference to Exhibit A of Exhibit 4.2 to the Registrant’s Current Report on Form 8-K Filed December 10, 2024).
4.36	Form of the Series B Junior Subordinated Notes (incorporated by reference to Exhibit A of Exhibit 4.3 to the Registrant’s Current Report on Form 8-K Filed December 10, 2024).
4.37	Form of the Registrant’s 2032 Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 15, 2025).
4.38	Form of the Registrant’s 2035 Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 15, 2025).
4.39	Form of the Registrant’s 2055 Note (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 15, 2025).
4.40	Form of the Registrant’s 2065 Note (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed August 15, 2025).
4.41	Material terms of outstanding securities that are registered under Section 12 of the 1934 Act as required by Item 202(a)-(d) and (f) of Regulation S-K.

10	Material Contracts
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

10.10
Fourth Amendment to Five Year Credit Agreement dated as of May 16, 2025, to the Five Year Credit Agreement dated as of May 11, 2021, as amended by the Third Amendment to Five Year Credit Agreement, dated as of May 16, 2024, as amended by the Second Amendment to Five Year Credit Agreement, dated as of March 23, 2023, as amended by the First Amendment to Five Year Credit Agreement, dated as of May 16, 2022, by and among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025).

10.11
Five Year Credit Agreement dated as of May 16, 2022, by and among the Registrant, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022).

10.12
First Amendment to Five Year Credit Agreement dated as of March 23, 2023, to the Five Year Credit Agreement, dated as of May 16, 2022, by and among the Registrant, the lenders party thereto and Bank of America N.A. as Administrative Agent (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2023).

10.13
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

10.14*	Universal 409A Definition Document, as amended (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).
10.15 *
The Registrant’s Supplemental Retirement Plan I for Select Senior Management, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009).

10.16*
Form of Enterprise Non-Competition, Non-Disclosure and Developments Agreement between the Registrant and certain of the Registrant’s executive officers (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.17*
The Registrant’s Deferred Stock Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.18*	The Registrant’s 2007 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed May 19, 2020).
10.19*
Amendment to Registrant’s 2007 Employee Stock Purchase Plan dated May 2, 2023 (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2023).

10.20*
The Registrant’s Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.21*	The Registrant’s Partnership Equity Program, as amended (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).
10.22*
The Registrant’s Performance-Based Restricted Stock Unit Plan, as amended (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.23*	The Registrant’s 2017 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed May 23, 2024).
10.24*	Forms of award agreements to be used under the 2017 ICP, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 22, 2024).
10.25*	The Registrant’s Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).
10.26*	The Registrant’s Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).
10.27*	Oak Street Health, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed May 2, 2023).
10.28*	Oak Street Health, Inc. Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).
10.29*	Signify Health, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed March 29, 2023).
10.30*	Signify Health, Inc. 2021 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed August 2, 2023).
10.31*
Form of Non-Qualified Stock Option Agreement between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.32*
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

10.36*
Form of Premium Nonqualified Stock Option Agreement between the Registrant and selected executives of the Registrant (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

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

10.43*
Form of Performance Stock Unit Agreement between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2022).

10.44*
Form of Registrant’s Performance Stock Unit Agreement between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025).

10.45*
Form of Partnership Equity Program Participant Purchased RSUs, Company Matching RSUs and Company Matching Options Agreement (Pre-Tax) (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.46*
Form of Partnership Equity Program Participant Purchased RSUs, Company Matching RSUs and Company Matching Options Agreement (Pre-Tax) (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

10.47*
Form of Partnership Equity Program Participant Purchased Share, Company Matching RSUs and Company Matching Option Agreement (Post-Tax) (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.48*
Form of Partnership Equity Program Participant Purchased Share, Company Matching RSUs and Company Matching Option Agreement (Post-Tax) (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.49*
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

10.51*
Form of Performance Stock Unit Agreement (LTIP) - Annual Grant between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.52*
Form of Performance Stock Unit Agreement - Annual Grant between the Registrant and selected employees of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020).

10.53*	The Registrant’s Management Incentive Plan (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).
10.54*
The Registrant’s Amended and Restated Severance Plan for Non-Store Employees dated January 1, 2025 (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

10.55*
The Registrant’s Executive Health Program Summary and Program Document effective September 20, 2023 (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

10.56*
Restrictive Covenant Agreement dated January 7, 2024 between the Registrant and Thomas F. Cowhey (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

10.57*
Change in Control Agreement effective as of January 5, 2024 between the Registrant and Thomas F. Cowhey (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

10.58*
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

10.60*
Restrictive Covenant Agreement dated May 11, 2022 between the Registrant and Prem Shah (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2023).

10.61*
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

10.63*
Change in Control Agreement effective as of February 20, 2023 between the Registrant and Samrat Khichi (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024).

10.64*
Restrictive Covenant Agreement dated August 28, 2024 between the Registrant and Heidi B. Capozzi (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025).

10.65*
Change in Control Agreement effective as of August 26, 2024 between the Registrant and Heidi B. Capozzi (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025).

10.66*
Restrictive Covenant Agreement dated January 25, 2023 between the Registrant and J. David Joyner (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025).

10.67*
Change in Control Agreement effective as of January 31, 2023 between the Registrant and J. David Joyner (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025).

10.68*	Promotion Grant Award Agreement dated November 30, 2024 between the Registrant and J. David Joyner.
10.69*	Descriptions of certain arrangements not embodied in formal documents as described under the heading “Non-Employee Director Compensation” are incorporated herein by reference to the Proxy Statement (when filed).

19	Insider trading policies and procedures
19.1
Securities Trading Policy of CVS Health Corporation, as amended January 28, 2025 (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

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
101
The following materials from the CVS Health Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2025 formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104
104	Cover Page Interactive Data File - The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVS HEALTH CORPORATION
Date:	February 10, 2026	By:	/s/ BRIAN O. NEWMAN
Brian O. Newman
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ FERNANDO AGUIRRE	Director	February 10, 2026
Fernando Aguirre

/s/ JEFFREY R. BALSER, M.D., Ph.D.	Director	February 10, 2026
Jeffrey R. Balser, M.D., Ph.D.

/s/ C. DAVID BROWN II	Director	February 10, 2026
C. David Brown II

/s/ JAMES D. CLARK	Senior Vice President - Controller and Chief	February 10, 2026
James D. Clark	Accounting Officer (Principal Accounting Officer)

/s/ ALECIA A. DECOUDREAUX	Director	February 10, 2026
Alecia A. DeCoudreaux

/s/ ROGER N. FARAH	Director	February 10, 2026
Roger N. Farah

/s/ ANNE M. FINUCANE	Director	February 10, 2026
Anne M. Finucane

/s/ J. DAVID JOYNER	President, Chief Executive Officer (Principal Executive	February 10, 2026
J. David Joyner	Officer), Chair of the Board and Director

/s/ J. SCOTT KIRBY	Director	February 10, 2026
J. Scott Kirby

/s/ MICHAEL F. MAHONEY	Director	February 10, 2026
Michael F. Mahoney

/s/ BRIAN O. NEWMAN	Executive Vice President and Chief Financial Officer	February 10, 2026
Brian O. Newman	(Principal Financial Officer)

/s/ LESLIE V. NORWALK	Director	February 10, 2026
Leslie V. Norwalk

/s/ LARRY M. ROBBINS	Director	February 10, 2026
Larry M. Robbins

/s/ GUY P. SANSONE	Director	February 10, 2026
Guy P. Sansone

/s/ DOUGLAS H. SHULMAN	Director	February 10, 2026
Douglas H. Shulman