Form 10-Q
period 2026-03-31
CVS HEALTH Corp
filed 2026-05-06
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of April 29, 2026, the registrant had 1,275,927,307 shares of common stock issued and outstanding.

Form 10-Q Table of Contents
Part I.Financial Information

Item 1.Financial Statements

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2026	2025
Revenues:
Products	$62,226	$57,669
Premiums	33,791	32,820
Services	3,835	3,579
Net investment income	574	520
Total revenues	100,426	94,588
Operating costs:
Cost of products sold	55,444	51,057
Health care costs	29,358	29,135
Operating expenses	10,944	11,022
Total operating costs	95,746	91,214
Operating income	4,680	3,374
Interest expense	(774)	(785)
Other income	32	28
Income before income tax provision	3,938	2,617
Income tax provision	981	835
Net income	2,957	1,782
Net income attributable to noncontrolling interests	(14)	(3)
Net income attributable to CVS Health	$2,943	$1,779

Net income per share attributable to CVS Health:
Basic	$2.31	$1.41
Diluted	$2.30	$1.41
Weighted average shares outstanding:
Basic	1,273	1,261
Diluted	1,279	1,264

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
In millions	2026	2025
Net income	$2,957	$1,782
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)	(244)	216
Change in discount rate on long-duration insurance reserves	43	(33)
Net cash flow hedges	(4)	(4)
Other comprehensive income (loss)	(205)	179
Comprehensive income	2,752	1,961
Comprehensive income attributable to noncontrolling interests	(14)	(3)
Comprehensive income attributable to CVS Health	$2,738	$1,958

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$9,542	$8,453
Investments	2,260	2,145
Accounts receivable, net	40,992	39,779
Inventories	17,770	19,246
Other current assets	4,253	5,091
Total current assets	74,817	74,714
Long-term investments	32,407	32,669
Property and equipment, net	13,037	13,083
Operating lease right-of-use assets	14,741	14,973
Goodwill	85,478	85,478
Intangible assets, net	25,070	25,508
Other assets	7,424	7,113
Total assets	$252,974	$253,538

Liabilities:
Accounts payable	$16,922	$17,641
Pharmacy claims and discounts payable	26,149	26,344
Health care costs payable	15,518	15,399
Accrued expenses and other current liabilities	22,258	22,387
Other insurance liabilities	1,075	1,116
Current portion of operating lease liabilities	1,904	1,737
Current portion of long-term debt	2,580	4,068
Total current liabilities	86,406	88,692
Long-term operating lease liabilities	13,330	13,643
Long-term debt	60,531	60,502
Deferred income taxes	3,771	3,832
Other long-term insurance liabilities	4,592	4,716
Other long-term liabilities	6,707	6,771
Total liabilities	175,337	178,156

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,788 shares issued and 1,273 shares outstanding as of March 31, 2026 and 1,787 shares issued and 1,271 shares outstanding as of December 31, 2025 and capital surplus	50,679	50,402
Treasury stock, at cost: 515 and 516 shares as of March 31, 2026 and December 31, 2025	(36,706)	(36,790)
Retained earnings	63,282	61,196
Accumulated other comprehensive income	201	406
Total CVS Health shareholders’ equity	77,456	75,214
Noncontrolling interests	181	168
Total shareholders’ equity	77,637	75,382
Total liabilities and shareholders’ equity	$252,974	$253,538

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2026	2025
Cash flows from operating activities:
Cash receipts from customers	$94,201	$90,809
Cash paid for inventory, prescriptions dispensed and health services rendered	(50,551)	(48,433)
Insurance benefits paid	(28,398)	(28,477)
Cash paid to other suppliers and employees	(10,775)	(8,690)
Interest and investment income received	526	497
Interest paid	(1,091)	(1,012)
Income taxes refunded (paid)	337	(138)
Net cash provided by operating activities	4,249	4,556

Cash flows from investing activities:
Proceeds from sales and maturities of investments	4,159	3,534
Purchases of investments	(4,186)	(3,552)
Purchases of property and equipment	(849)	(743)
Acquisitions	(5)	(20)
Other	7	19
Net cash used in investing activities	(874)	(762)

Cash flows from financing activities:
Commercial paper borrowings (repayments), net	—	(859)
Repayments of long-term debt	(1,518)	(743)
Dividends paid	(847)	(840)
Proceeds from exercise of stock options	103	144
Payments for taxes related to net share settlement of equity awards	(9)	(11)
Other	(47)	(23)
Net cash used in financing activities	(2,318)	(2,332)
Net increase in cash, cash equivalents and restricted cash	1,057	1,462
Cash, cash equivalents and restricted cash at the beginning of the period	8,712	8,884
Cash, cash equivalents and restricted cash at the end of the period	$9,769	$10,346

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In millions	2026	2025
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,957	$1,782
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,115	1,154
Stock-based compensation	266	126
Loss on sale of subsidiary	—	236
Deferred income taxes and other items	(91)	(169)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,205)	(3,053)
Inventories	1,476	722
Other assets	479	(1,101)
Accounts payable and pharmacy claims and discounts payable	(562)	2,619
Health care costs payable and other insurance liabilities	10	364
Other liabilities	(196)	1,876
Net cash provided by operating activities	$4,249	$4,556

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance as of December 31, 2025	1,787	(516)	$50,402	$(36,790)	$61,196	$406	$75,214	$168	$75,382
Net income	—	—	—	—	2,943	—	2,943	14	2,957
Other comprehensive loss (Note 6)	—	—	—	—	—	(205)	(205)	—	(205)
Stock option activity, stock awards and other	1	—	277	—	—	—	277	—	277
ESPP issuances, net of purchase of treasury shares	—	1	—	84	—	—	84	—	84
Common stock dividends ($0.665 per share)	—	—	—	—	(857)	—	(857)	—	(857)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2026	1,788	(515)	$50,679	$(36,706)	$63,282	$201	$77,456	$181	$77,637

Balance as of December 31, 2024	1,778	(518)	$49,661	$(36,818)	$62,837	$(120)	$75,560	$170	$75,730
Net income	—	—	—	—	1,779	—	1,779	3	1,782
Other comprehensive income (Note 6)	—	—	—	—	—	179	179	—	179
Stock option activity, stock awards and other	1	—	176	—	—	—	176	—	176
ESPP issuances, net of purchase of treasury shares	—	1	—	83	—	—	83	—	83
Common stock dividends ($0.665 per share)	—	—	—	—	(848)	—	(848)	—	(848)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	8	8
Balance as of March 31, 2025	1,779	(517)	$49,837	$(36,735)	$63,768	$59	$76,929	$181	$77,110
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of March 31, 2026 and 2025, and December 31, 2025 and 2024.
(2)Common stock and capital surplus includes the par value of common stock of $18 million as of March 31, 2026 and 2025, and December 31, 2025 and 2024.

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Significant Accounting Policies

Description of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health” or the “Company”), is a leading health solutions company simplifying health care one person, one family and one community at a time. As of March 31, 2026, the Company had approximately 9,000 retail locations, more than 1,000 walk-in and primary care medical clinics and a leading pharmacy benefits manager with approximately 88 million plan members and expanding specialty pharmacy solutions. The Company also serves an estimated more than 37 million people through a broad range of health insurance products and related services. The Company is creating new sources of value through its integrated model, allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Health Care Benefits Segment
The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers through its Aetna® operations. The Health Care Benefits segment has the information and resources to help members, in consultation with their health care professionals, make more informed decisions about their health care. The Health Care Benefits segment offers a broad range of health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, prescription drug plans (“PDPs”) and Medicaid health care management services. The Health Care Benefits segment’s primary customers, its members, primarily access the segment’s products and services through employer groups, government-sponsored plans or individually. The Health Care Benefits segment also serves customers who purchase products and services that are ancillary to its health insurance products. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

Health Services Segment
The Health Services segment provides a full range of pharmacy benefit management (“PBM”) solutions through its CVS Caremark® operations and delivers health care services in its medical clinics, virtually, and in the home. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. The segment also works directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products through its CordavisTM subsidiary. The Health Services segment’s health care delivery assets include Signify Health, Inc. (“Signify Health”), a leader in health risk assessments, and Oak Street Health, Inc. (“Oak Street Health”), a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients. The Health Services segment’s clients and customers are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, the U.S. Centers for Medicare & Medicaid Services (“CMS”), plans offered on public and private health insurance exchanges and other sponsors of health benefit plans throughout the U.S., patients who receive care in the Health Services segment’s medical clinics, virtually or in the home, as well as Covered Entities.

Pharmacy & Consumer Wellness Segment
The Pharmacy & Consumer Wellness segment dispenses prescriptions in its CVS Pharmacy® retail locations and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of March 31, 2026, the Pharmacy & Consumer Wellness segment operated approximately 9,000 retail locations, as well as online retail pharmacy websites, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CVS Health and its subsidiaries have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

Reclassifications

Certain prior year amounts within the unaudited condensed consolidated balance sheet have been reclassified to conform with the current year presentation.

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

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	March 31, 2026	December 31, 2025
Cash and cash equivalents	$9,542	$8,453
Restricted cash (included in other current assets)	14	59
Restricted cash (included in other assets)	213	200
Total cash, cash equivalents and restricted cash in the statements of cash flows	$9,769	$8,712

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net as of March 31, 2026 and December 31, 2025 was composed of the following:

In millions	March 31, 2026	December 31, 2025
Trade receivables	$12,511	$10,563
Vendor and manufacturer receivables	14,144	15,564
Premium receivables	7,633	5,753
Other receivables	6,704	7,899
Total accounts receivable, net	$40,992	$39,779

The Company’s allowance for credit losses was $200 million and $182 million as of March 31, 2026 and December 31, 2025, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

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

The Company did not establish any premium deficiency reserves during the three months ended March 31, 2026.

During the first quarter of 2025, the Company determined it had a premium deficiency in its individual exchange product line related to the remainder of the 2025 coverage year and, accordingly, recorded a premium deficiency reserve of $448 million. The premium deficiency reserve consisted of a $17 million write-off of unamortized acquisition costs, which was recorded in operating expenses, and $431 million recorded in health care costs, which was subsequently utilized throughout the remainder of 2025. The Company did not establish a premium deficiency reserve for any other product line during the three months ended March 31, 2025.

Revenue Recognition

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source in each segment for the three months ended March 31, 2026 and 2025:

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended March 31, 2026
Major goods/services lines:
Pharmacy	$—	$45,655	$26,123	$—	$(14,839)	$56,939
Front Store	—	—	5,259	—	—	5,259
Premiums	33,792	—	—	12	(13)	33,791
Net investment income	462	—	—	112	—	574
Other	1,717	2,582	607	2	(1,045)	3,863
Total	$35,971	$48,237	$31,989	$126	$(15,897)	$100,426

Health Services distribution channel:
Pharmacy network (1)		$25,149
Mail & specialty (2)		20,506
Other		2,582
Total		$48,237

Three Months Ended March 31, 2025
Major goods/services lines:
Pharmacy	$—	$41,182	$26,076	$—	$(14,751)	$52,507
Front Store	—	—	5,243	—	—	5,243
Premiums	32,808	—	—	12	—	32,820
Net investment income	387	14	—	119	—	520
Other	1,615	2,266	593	2	(978)	3,498
Total	$34,810	$43,462	$31,912	$133	$(15,729)	$94,588

Health Services distribution channel:
Pharmacy network (1)		$23,114
Mail & specialty (2)		18,068
Net investment income		14
Other		2,266
Total		$43,462
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

ACO REACH and MSSP Exit

Prior to the first quarter of 2025, the Company’s Health Services segment provided enablement services to health systems primarily through two programs administered by CMS: the Accountable Care Organization Realizing Equity, Access and Community Health (“ACO REACH”) program and the Medicare Shared Savings Program (“MSSP”). During the first quarter of 2025, the Company determined that it would substantially exit both the ACO REACH program and the MSSP as further described below. In connection with these actions, during the three months ended March 31, 2025, the Company recorded a loss on Accountable Care assets of $247 million, which was reflected in operating expenses within the Health Services segment.

ACO REACH
In February 2025, the Company informed CMS of its plans to voluntarily terminate substantially all of its participation in the ACO REACH program effective March 31, 2025. In connection with the commencement of the wind down of its ACO REACH operations, the Company incurred costs of $11 million during the three months ended March 31, 2025.

MSSP
In March 2025, the Company also divested its MSSP operations to Wellvana Health, LLC. The Company recorded a pre-tax loss on the divestiture of $236 million during the three months ended March 31, 2025, which included the removal of intangible assets and goodwill totaling $342 million. The consideration received related to this agreement was not material.

New Accounting Pronouncements Not Yet Adopted

Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires the Company to provide further disaggregated information of relevant expense captions within its consolidated statements of operations, including the purchases of inventory, employee compensation, depreciation and intangible asset amortization, as well as the inclusion of other specific expenses, gains and losses required by existing GAAP. The new standard also requires the Company to disclose its total selling expenses and, on an annual basis, provide a qualitative description of its selling expenses. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The standard may be applied prospectively or retrospectively. While the standard will require additional disclosures related to certain expenses included in the consolidated statements of operations, the standard is not expected to have any impact on the Company’s consolidated operating results, financial condition or cash flows.

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

2.Investments

Total investments as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026			December 31, 2025
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,104	$26,287	$28,391	$1,997	$26,721	$28,718
Mortgage loans	156	1,339	1,495	148	1,376	1,524
Other investments	—	4,781	4,781	—	4,572	4,572
Total investments	$2,260	$32,407	$34,667	$2,145	$32,669	$34,814

Debt Securities

Debt securities available for sale as of March 31, 2026 and December 31, 2025 were as follows:

In millions	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
Debt securities:
U.S. government securities	$2,725	$20	$(10)	$2,735
States, municipalities and political subdivisions	273	2	(7)	268
U.S. corporate securities	15,104	143	(314)	14,933
Foreign securities	3,024	47	(50)	3,021
Residential mortgage-backed securities	1,090	10	(31)	1,069
Commercial mortgage-backed securities	1,889	14	(28)	1,875
Other asset-backed securities	4,474	9	(7)	4,476
Redeemable preferred securities	14	—	—	14
Total debt securities (2)	$28,593	$245	$(447)	$28,391

December 31, 2025
Debt securities:
U.S. government securities	$2,691	$39	$(8)	$2,722
States, municipalities and political subdivisions	296	3	(7)	292
U.S. corporate securities	14,657	262	(231)	14,688
Foreign securities	2,981	78	(31)	3,028
Residential mortgage-backed securities	1,065	14	(29)	1,050
Commercial mortgage-backed securities	1,974	28	(23)	1,979
Other asset-backed securities	4,921	25	(2)	4,944
Redeemable preferred securities	15	—	—	15
Total debt securities (2)	$28,600	$449	$(331)	$28,718
_____________________________________________
(1)There was no allowance for expected credit losses recorded on available-for-sale debt securities as of March 31, 2026 or December 31, 2025.
(2)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. As of March 31, 2026, debt securities with a fair value of $433 million, gross unrealized capital gains of $6 million and gross unrealized capital losses of $19 million, and as of December 31, 2025, debt securities with a fair value of $475 million, gross unrealized capital gains of $10 million and gross unrealized capital losses of $16 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The amortized cost and fair value of debt securities as of March 31, 2026 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$850	$852
One year through five years	11,487	11,534
After five years through ten years	5,706	5,685
Greater than ten years	3,097	2,900
Residential mortgage-backed securities	1,090	1,069
Commercial mortgage-backed securities	1,889	1,875
Other asset-backed securities	4,474	4,476
Total	$28,593	$28,391

Summarized below are the debt securities the Company held as of March 31, 2026 and December 31, 2025 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
March 31, 2026
Debt securities:
U.S. government securities	151	$597	$5	71	$149	$5	222	$746	$10
States, municipalities and political subdivisions	34	84	1	63	91	6	97	175	7
U.S. corporate securities	3,450	5,547	96	1,287	1,787	218	4,737	7,334	314
Foreign securities	602	1,136	22	220	300	28	822	1,436	50
Residential mortgage-backed securities	150	303	3	281	223	28	431	526	31
Commercial mortgage-backed securities	220	750	9	76	163	19	296	913	28
Other asset-backed securities	657	1,660	6	21	27	1	678	1,687	7
Redeemable preferred securities	4	6	—	—	—	—	4	6	—
Total debt securities	5,268	$10,083	$142	2,019	$2,740	$305	7,287	$12,823	$447

December 31, 2025
Debt securities:
U.S. government securities	50	$156	$2	80	$168	$6	130	$324	$8
States, municipalities and political subdivisions	16	28	—	89	136	7	105	164	7
U.S. corporate securities	1,045	1,634	23	1,541	2,149	208	2,586	3,783	231
Foreign securities	180	310	2	303	449	29	483	759	31
Residential mortgage-backed securities	67	124	1	303	272	28	370	396	29
Commercial mortgage-backed securities	84	290	1	126	269	22	210	559	23
Other asset-backed securities	136	314	1	19	27	1	155	341	2
Redeemable preferred securities	—	—	—	4	6	—	4	6	—
Total debt securities	1,578	$2,856	$30	2,465	$3,476	$301	4,043	$6,332	$331

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses as of March 31, 2026 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of March 31, 2026, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

Net Investment Income

Sources of net investment income for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
In millions	2026	2025
Debt securities	$351	$323
Mortgage loans	22	21
Other investments	230	209
Gross investment income	603	553
Investment expenses	(13)	(12)
Net investment income (excluding net realized capital losses)	590	541
Net realized capital losses	(16)	(21)
Net investment income	$574	$520

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
In millions	2026	2025
Proceeds from sales	$2,950	$2,185
Gross realized capital gains	27	12
Gross realized capital losses	28	39

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

For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 5 ‘‘Fair Value’’ in the 2025 Form 10-K.

There were no financial liabilities measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets as of March 31, 2026 or December 31, 2025. Financial assets measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 were as follows:

In millions	Level 1	Level 2	Level 3	Total
March 31, 2026
Cash and cash equivalents	$3,188	$6,354	$—	$9,542
Debt securities:
U.S. government securities	2,726	9	—	2,735
States, municipalities and political subdivisions	—	268	—	268
U.S. corporate securities	—	14,929	4	14,933
Foreign securities	—	3,021	—	3,021
Residential mortgage-backed securities	—	1,069	—	1,069
Commercial mortgage-backed securities	—	1,875	—	1,875
Other asset-backed securities	—	4,476	—	4,476
Redeemable preferred securities	—	14	—	14
Total debt securities	2,726	25,661	4	28,391
Equity securities	78	134	198	410
Total	$5,992	$32,149	$202	$38,343

December 31, 2025
Cash and cash equivalents	$4,030	$4,423	$—	$8,453
Debt securities:
U.S. government securities	2,713	9	—	2,722
States, municipalities and political subdivisions	—	292	—	292
U.S. corporate securities	—	14,682	6	14,688
Foreign securities	—	3,028	—	3,028
Residential mortgage-backed securities	—	1,050	—	1,050
Commercial mortgage-backed securities	—	1,979	—	1,979
Other asset-backed securities	—	4,944	—	4,944
Redeemable preferred securities	—	15	—	15
Total debt securities	2,713	25,999	6	28,718
Equity securities	105	30	198	333
Total	$6,848	$30,452	$204	$37,504

During the three months ended March 31, 2026 and 2025, transfers into or out of Level 3 were not material.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the unaudited condensed consolidated balance sheets at adjusted cost or contract value as of March 31, 2026 and December 31, 2025 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
March 31, 2026
Assets:
Mortgage loans	$1,495	$—	$—	$1,489	$1,489
Equity securities (1)	625	N/A	N/A	N/A	N/A
Liabilities:
Long-term debt	63,111	59,707	—	—	59,707

December 31, 2025
Assets:
Mortgage loans	$1,524	$—	$—	$1,524	$1,524
Equity securities (1)	555	N/A	N/A	N/A	N/A
Liabilities:
Long-term debt	64,570	62,321	—	—	62,321
_____________________________________________
(1)It was not practical to estimate the fair value of these investments as they represent shares of unlisted companies.

Separate Accounts

Separate accounts assets relate to the Company’s large case pensions products and represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding separate accounts liability has been established equal to the assets. Separate accounts assets and liabilities are carried at fair value and are included in other assets and other long-term liabilities, respectively, on the unaudited condensed consolidated balance sheets. During the three months ended March 31, 2026, changes in separate accounts assets and liabilities were not material. Separate accounts assets as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026				December 31, 2025
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$154	$—	$155	$1	$155	$—	$156
Debt securities	18	353	2	373	30	361	2	393
Common/collective trusts	—	1,374	—	1,374	—	1,445	—	1,445
Total (1)	$19	$1,881	$2	$1,902	$31	$1,961	$2	$1,994
_____________________________________________
(1)Excludes $77 million of other receivables as of March 31, 2026.

4.Insurance Liabilities

Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
In millions	2026	2025
Health care costs payable, beginning of the period	$15,399	$15,064
Less: Reinsurance recoverables	90	81
Less: Impact of discount rate on long-duration insurance reserves (1)	(20)	(1)
Health care costs payable, beginning of the period, net	15,329	14,984
Add: Components of incurred health care costs
Current year	30,374	30,293
Prior years	(1,093)	(1,651)
Total incurred health care costs (2)	29,281	28,642
Less: Claims paid
Current year	18,255	19,312
Prior years	10,951	9,749
Total claims paid	29,206	29,061
Health care costs payable, end of the period, net	15,404	14,565
Add: Premium deficiency reserve	—	431
Add: Reinsurance recoverables	132	114
Add: Impact of discount rate on long-duration insurance reserves (1)	(18)	2
Health care costs payable, end of the period	$15,518	$15,112
_____________________________________________
(1)Reflects the difference between the current discount rate and the locked-in discount rate on long-duration insurance reserves which is recorded within accumulated other comprehensive income on the unaudited condensed consolidated balance sheets.
(2)Total incurred health care costs for the three months ended March 31, 2026 and 2025 in the table above exclude $31 million and $16 million, respectively, of health care costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets, as well as $46 million of health care costs recorded in the Corporate/Other segment for both the three months ended March 31, 2026 and 2025 that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets. Total incurred health care costs for the three months ended March 31, 2025 also exclude $431 million for a premium deficiency reserve for the 2025 coverage year related to the Company’s individual exchange product line.

The Company’s estimates of prior years’ health care costs payable decreased by $1.1 billion and $1.7 billion, respectively, in the three months ended March 31, 2026 and 2025, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

As of March 31, 2026, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $10.6 billion. The majority of the Company’s liabilities for IBNR plus expected development on reported claims as of March 31, 2026 related to the current year.

Future Policy Benefits

Future policy benefits consist primarily of reserves for products for which the Company no longer solicits or accepts new customers, including limited payment pension and annuity contracts (referred to as “large case pensions”) and long-term care insurance contracts. Contracts are grouped into cohorts by contract type and issue year. The liability for future policy benefits is adjusted for differences between actual and expected experience. During the three months ended March 31, 2026 and 2025, changes in the liability for future policy benefits were not material.

The weighted-average interest rates used in the measurement of the long-duration insurance liabilities as of March 31, 2026 and 2025 were as follows:

	March 31, 2026	March 31, 2025
Large case pensions
Interest accretion rate	4.21%	4.20%
Current discount rate	5.34%	5.31%

Long-term care
Interest accretion rate	5.11%	5.11%
Current discount rate	5.68%	5.60%

The weighted-average durations (in years) of the long-duration insurance liabilities as of March 31, 2026 and 2025 were as follows:

	March 31, 2026	March 31, 2025
Large case pensions	7.2	7.3
Long-term care	11.1	11.6

5.Shareholders’ Equity

Share Repurchase Programs

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of March 31, 2026
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares of its common stock.

Dividends

The quarterly cash dividend declared by the Board was $0.665 per share in both the three months ended March 31, 2026 and 2025. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

6.Other Comprehensive Income (Loss)

Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
In millions	2026	2025
Net unrealized investment gains (losses):
Beginning of period balance	$206	$(399)
Other comprehensive income (loss) before reclassifications ($(328) and $188 pretax)	(254)	187
Amounts reclassified from accumulated other comprehensive income (loss) ($13 and $32 pretax) (1)	10	29
Other comprehensive income (loss)	(244)	216
End of period balance	(38)	(183)

Change in discount rate on long-duration insurance reserves:
Beginning of period balance	215	265
Other comprehensive income (loss) before reclassifications ($54 and $(41) pretax)	43	(33)
Other comprehensive income (loss)	43	(33)
End of period balance	258	232

Foreign currency translation adjustments:
Beginning of period balance	7	(4)
Other comprehensive income	—	—
End of period balance	7	(4)

Net cash flow hedges:
Beginning of period balance	216	229
Amounts reclassified from accumulated other comprehensive income ($(5) and $(6) pretax) (2)	(4)	(4)
Other comprehensive loss	(4)	(4)
End of period balance	212	225

Pension and other postretirement benefits:
Beginning of period balance	(238)	(211)
Other comprehensive income	—	—
End of period balance	(238)	(211)

Total beginning of period accumulated other comprehensive income (loss)	406	(120)
Total other comprehensive income (loss)	(205)	179
Total end of period accumulated other comprehensive income	$201	$59
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

7.Earnings Per Share

Earnings per share is computed using the treasury stock method. Stock options and stock appreciation rights to purchase 4 million and 10 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2026 and 2025, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
In millions, except per share amounts	2026	2025
Numerator for earnings per share calculation:
Net income attributable to CVS Health	$2,943	$1,779

Denominator for earnings per share calculation:
Weighted average shares, basic	1,273	1,261
Restricted stock units and performance stock units	5	2
Stock options and stock appreciation rights	1	1
Weighted average shares, diluted	1,279	1,264

Earnings per share:
Basic	$2.31	$1.41
Diluted	$2.30	$1.41

8.Commitments and Contingencies

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Linens ‘n Things and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations. As of March 31, 2026, the Company guaranteed 59 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2036.

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

The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and reasonably estimable, the Company does not establish an accrued liability. Other than the controlled substances litigation accruals described below and as otherwise noted, none of the Company’s accruals for outstanding legal matters are material individually or in the aggregate to the Company’s unaudited condensed consolidated balance sheets. The Company recognizes gain contingencies when the contingency becomes realizable. Contingent gains related to refunds requested from the U.S. Customs and Border Protection for International Emergency Economic Powers Act tariffs paid on imports are not expected to be material to the Company’s consolidated operating results, financial condition or cash flows upon recognition.

Except as otherwise noted, the Company cannot predict with certainty the timing or outcome of the legal matters described below, and the Company is unable to reasonably estimate a possible loss or range of possible loss in excess of amounts already accrued for these matters. The Company believes that its defenses and assertions in pending legal proceedings have merit and does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company’s financial position. Substantial unanticipated verdicts, fines and rulings, however, do sometimes occur, which could result in judgments against the Company, entry into settlements or a revision to its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations. In addition, as a result of governmental investigations or proceedings, the Company may be subject to damages, civil or criminal fines or penalties, or other sanctions including possible suspension or loss of licensure and/or exclusion from participating in government programs. The outcome of such governmental investigations or proceedings could be material to the Company.

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

The Company is facing multiple lawsuits, including by state Attorneys General, governmental subdivisions, private parties and several putative class actions, regarding drug pricing and its rebate arrangements with drug manufacturers. These complaints, brought by a number of different types of plaintiffs under a variety of legal theories, generally allege that rebate agreements between the drug manufacturers and PBMs caused inflated prices for certain drug products. The majority of these cases have now been transferred into a multi-district litigation in the U.S. District Court for the District of New Jersey. The Company is defending itself against these claims. The Company has also received subpoenas, CIDs, and other requests for documents and information from, and is being investigated by, the DOJ, the U.S. Department of Health and Human Services (“HHS”), the FTC and Attorneys General of several states and the District of Columbia regarding its PBM practices, including pharmacy contracting practices and reimbursement, pricing and rebates. The Company has been providing documents and information in response to these subpoenas, CIDs and requests for information. In September 2024, the FTC filed an administrative complaint against the three largest PBMs (the “PBM Group”) and their affiliated group purchasing organizations, including subsidiaries of the Company. The complaint alleged that the PBM Group and their affiliated group purchasing organizations engaged in anti-competitive and unfair practices that “artificially” increased insulin costs. In March 2026, the Company and the FTC staff executed a proposed settlement agreement that, if accepted by the Commission, would resolve its outstanding investigations related to the Company’s PBM and affiliated pharmacy businesses, including rebate, pharmacy network, contract, and vertical integration issues. The proposed settlement is under consideration by the Commission and, if accepted, would be subject to a public comment period after which the Commission would decide whether to issue a final order. The Commission has halted its insulin litigation against the Company pending the outcome of this process.

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

Controlled Substances Litigation, Audits and Subpoenas

Forty-five states, the District of Columbia, and all eligible United States territories are participating in a settlement resolving substantially all opioid claims against Company entities by participating states and political subdivisions but not private plaintiffs. A high percentage of eligible subdivisions within the participating states also have elected to join the settlement. The settlement agreement is available at nationalopioidsettlement.com. The Company has separately entered into settlement agreements with four states – Florida, West Virginia, New Mexico and Nevada – and a high percentage of eligible subdivisions within those states also have elected to participate. The Company has also reached an agreement to resolve claims by third-party payors; that agreement remains subject to a class approval process.

The final settlement agreements contain certain contingencies related to payment obligations. Because these contingencies are inherently unpredictable, the assessment requires judgments about future events. As of March 31, 2026, the Company’s remaining accrual related to these opioid litigation matters was approximately $4.0 billion. The amount of ultimate loss may differ from the amount accrued by the Company.

The State of Maryland has elected not to participate, and thus subdivisions within the State of Maryland may not participate, in the settlement. The State of Maryland has issued a civil subpoena for information from the Company, and litigation is pending with certain subdivisions within the State of Maryland as well as other non-participating subdivisions in other geographies, including the City of Philadelphia, and private parties such as hospitals. Trial in a case brought by a group of Florida hospitals concluded in December 2025 when the Court declared a mistrial due to a deadlocked jury; a new trial is scheduled to begin in August 2026. The Company is defending itself against the claims made in these cases.

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

U.S. ex rel. Bassan et al. v. Omnicare, Inc. and CVS Health Corp. (U.S. District Court for the Southern District of New York). In December 2019, the U.S. Attorney’s Office for the Southern District of New York filed a complaint-in-intervention in this previously sealed qui tam case. The complaint alleges that for certain non-skilled nursing facilities, Omnicare, LLC (“Omnicare”) improperly filled prescriptions where a valid prescription did not exist and that these dispensing events violated the federal False Claims Act. In April 2025, the jury found both Omnicare and CVS Health Corporation liable. The jury awarded approximately $136 million due to Omnicare’s conduct. This amount is automatically required to be tripled by statute to approximately $407 million. Accordingly, a litigation reserve was recorded related to this matter in the three months ended March 31, 2025. The jury found no damages attributable to CVS Health Corporation. In July 2025, the Court awarded penalties against Omnicare for $542 million, for which the Company recorded an incremental litigation reserve in the three months ended June 30, 2025. The Court also found CVS Health Corporation to be jointly and severally liable for $165 million of the $542 million in penalties. The Company has filed an appeal to the Second Circuit. On September 22, 2025, Omnicare initiated a voluntary court-supervised Chapter 11 bankruptcy process and was deconsolidated in the three months ended September 30, 2025. The litigation reserve of $165 million that CVS Health Corporation was jointly and severally liable for remained as a liability on the unaudited condensed consolidated balance sheet as of March 31, 2026.

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

Beginning in July 2024, two purported class action complaints, as well as multiple derivative complaints, were filed by putative plaintiffs against the Company and certain current and former officers and directors. The plaintiffs in these cases assert a variety of causes of action under federal securities laws and state law that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the profitability of the Health Care Benefits segment. Two purported class actions were filed and have been consolidated in the U.S. District Court for the Southern District of New York. In May 2025, the defendants filed a motion to dismiss the amended consolidated class action complaint captioned as Louisiana Sheriffs’ Pension and Relief Fund, et al. v. CVS Health Corp., et al. Two derivative cases were also filed in the Southern District of New York and have been consolidated as In re CVS Health Corporation Derivative Litigation. Two derivative cases filed in the District of Rhode Island have been consolidated as In re CVS Health Corporation Stockholder Derivative Litigation. The consolidated derivative actions have been stayed pending the outcome of any motion to dismiss in the consolidated Louisiana Sheriffs’ securities class action. Three additional derivative cases were filed in Rhode Island Superior Court: two have been consolidated as In re CVS Health Corporation Stockholder Derivative Litigation and the third is Davidow v. Lynch, et al., and these cases have also been stayed on similar terms as the other actions. The Company and the individual defendants are defending themselves against these claims. In January 2025, the Board received a stockholder demand containing allegations substantially similar to those made in the class action and derivative matters, and requesting that it take certain actions, including investigating whether any Board members or officers breached their fiduciary duties related to those allegations, and bringing litigation to recover the Company’s damages if any such misconduct is found. The Board has determined to defer a decision on the demand pending developments in the related litigation.

9.Segment Reporting

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other. The Company’s segments maintain separate financial information, and the Chief Operating Decision Maker (the “CODM”), the Company’s Chief Executive Officer, evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company’s segments based on adjusted operating income. Total assets by segment are not used by the CODM to assess the performance of, or allocate resources to, the Company’s segments, therefore total assets by segment are not disclosed.

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

The following are reconciliations of financial measures of the Company’s segments to the consolidated totals:

	Three Months Ended March 31, 2026
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$35,477	$42,609	$21,752	$14	$99,852
Intersegment revenues	32	5,628	10,237	—	15,897
Net investment income	462	—	—	112	574
Total revenues	35,971	48,237	31,989	126	116,323
Intersegment eliminations (2)					(15,897)
Total consolidated revenues					$100,426
Less: Net realized capital gains (losses)	1	—	—	(17)
Cost of products sold	—	44,719	25,790	—
Health care costs	28,579	1,302	—	46
Operating expenses, excluding other segment items (3)	4,350	727	5,002	674
Adjusted operating income (loss)	$3,041	$1,489	$1,197	$(577)	$5,150

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					442
Net realized capital losses (5)					16
Acquisition-related integration costs (6)					12
Operating income (GAAP measure)					4,680
Interest expense					(774)
Other income					32
Income before income tax provision					$3,938

Depreciation and amortization	$340	$258	$406	$111	$1,115

	Three Months Ended March 31, 2025
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$34,405	$38,096	$21,553	$14	$94,068
Intersegment revenues	18	5,352	10,359	—	15,729
Net investment income	387	14	—	119	520
Total revenues	34,810	43,462	31,912	133	110,317
Intersegment eliminations (2)					(15,729)
Total consolidated revenues					$94,588
Less: Net realized capital gains (losses)	(21)	15	—	(15)
Cost of products sold	—	40,115	25,804	—
Health care costs	28,637	1,047	—	46
Operating expenses, excluding other segment items (3)	4,201	682	4,795	432
Adjusted operating income (loss)	$1,993	$1,603	$1,313	$(330)	$4,579

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					499
Net realized capital losses (5)					21
Acquisition-related integration costs (6)					45
Legacy litigation charge (7)					387
Loss on Accountable Care assets (8)					247
Office real estate optimization charges (9)					6
Operating income (GAAP measure)					3,374
Interest expense					(785)
Other income					28
Income before income tax provision					$2,617

Depreciation and amortization	$405	$261	$384	$104	$1,154
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $3.8 billion and $3.7 billion of retail co-payments for the three months ended March 31, 2026 and 2025, respectively.
(2)Intersegment revenue eliminations relate to intersegment revenue generating activities that occur between the Health Care Benefits segment, the Health Services segment, and/or the Pharmacy & Consumer Wellness segment.
(3)Other segment items for each reportable segment consist of the impact of amortization of intangible assets and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance.
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
(5)The Company’s net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of insurance liabilities. Net realized capital gains and losses are reflected in net investment income within each segment. These capital gains and losses are the result of investment decisions, market conditions and other economic developments that are unrelated to the performance of the Company’s business, and the amount and timing of these capital gains and losses do not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Accordingly, the Company believes excluding net realized capital gains and losses enhances the Company’s and investors’ ability to compare the Company’s past financial performance with its current performance and to analyze underlying business performance and trends.

(6)During the three months ended March 31, 2026 and 2025, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related integration costs are reflected in operating expenses within the Corporate/Other segment.
(7)During the three months ended March 31, 2025, the Company recorded a legacy litigation charge related to a court decision associated with its past business practices. The legacy litigation charge was reflected in operating expenses within the Pharmacy & Consumer Wellness segment.
(8)During the three months ended March 31, 2025, the loss on the wind down and sale of Accountable Care assets represents the pre-tax loss on the divestiture of the Company’s MSSP operations, as well as costs incurred in connection with the wind down of the Company’s ACO REACH operations. The loss on Accountable Care assets was reflected in operating expenses within the Health Services segment.
(9)During the three months ended March 31, 2025, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the Company’s evaluation of corporate office real estate space. The office real estate optimization charges were reflected in operating expenses within each segment.

Index to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of March 31, 2026, the related condensed consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 10, 2026, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

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
May 6, 2026

Form 10-Q Table of Contents
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading health solutions company simplifying health care one person, one family and one community at a time. As of March 31, 2026, the Company had approximately 9,000 retail locations, more than 1,000 walk-in and primary care medical clinics and a leading pharmacy benefits manager with approximately 88 million plan members and expanding specialty pharmacy solutions. The Company also serves an estimated more than 37 million people through a broad range of health insurance products and related services. The Company is creating new sources of value through its integrated model, allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other, which are described below.

Health Care Benefits Segment

The Health Care Benefits segment operates as one of the nation’s leading diversified health care benefits providers through its Aetna® operations. The Health Care Benefits segment offers a broad range of health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicare Advantage and Medicare Supplement plans, prescription drug plans (“PDPs”) and Medicaid health care management services. The Company refers to insurance products (where it assumes all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

Health Services Segment

The Health Services segment provides a full range of pharmacy benefit management (“PBM”) solutions through its CVS Caremark® operations and delivers health care services in its medical clinics, virtually, and in the home. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. The segment also works directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products through its CordavisTM subsidiary. The Health Services segment’s health care delivery assets include Signify Health, Inc. (“Signify Health”), a leader in health risk assessments, and Oak Street Health, Inc. (“Oak Street Health”), a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients.

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

Corporate/Other Segment

The Company presents the remainder of its financial results in the Corporate/Other segment, which primarily consists of management and administrative expenses to support the Company’s overall operations and products for which the Company no longer solicits or accepts new customers, such as its large case pensions and long-term care insurance products.

See Note 1 ‘‘Significant Accounting Policies’’ included in Item 1 of this 10-Q and Part 1, Item 1 “Business” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) for further information on the Company’s reportable segments.

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three months ended March 31, 2026 and 2025, and the significant developments affecting the Company’s financial condition since December 31, 2025. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the 2025 Form 10-K.

Summary of Consolidated Financial Results

	Three Months Ended March 31,		Change
In millions	2026	2025	$	%
Revenues:
Products	$62,226	$57,669	$4,557	7.9%
Premiums	33,791	32,820	971	3.0%
Services	3,835	3,579	256	7.2%
Net investment income	574	520	54	10.4%
Total revenues	100,426	94,588	5,838	6.2%
Operating costs:
Cost of products sold	55,444	51,057	4,387	8.6%
Health care costs	29,358	29,135	223	0.8%
Operating expenses	10,944	11,022	(78)	(0.7)%
Total operating costs	95,746	91,214	4,532	5.0%
Operating income	4,680	3,374	1,306	38.7%
Interest expense	(774)	(785)	11	1.4%
Other income	32	28	4	14.3%
Income before income tax provision	3,938	2,617	1,321	50.5%
Income tax provision	981	835	146	17.5%
Net income	2,957	1,782	1,175	65.9%
Net income attributable to noncontrolling interests	(14)	(3)	(11)	(366.7)%
Net income attributable to CVS Health	$2,943	$1,779	$1,164	65.4%

Commentary - Three Months Ended March 31, 2026 vs. 2025

Revenues
•Total revenues increased $5.8 billion, or 6.2%, in the three months ended March 31, 2026 compared to the prior year primarily driven by revenue growth across all operating segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses remained relatively consistent in the three months ended March 31, 2026 compared to the prior year primarily due to the absence of a $387 million legacy litigation charge and a $247 million pre-tax loss on the wind down and sale of Accountable Care assets, both recorded in the prior year, largely offset by continued business investments, operating expenses to support increased volume from the Rite Aid asset acquisitions and the retroactive effect of a change in a state law related to non-income taxes.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income increased $1.3 billion, or 38.7%, in the three months ended March 31, 2026 compared to the prior year primarily due to improved operating performance in the Health Care Benefits segment, as well as the absence of the $387 million legacy litigation charge and the $247 million pre-tax loss on the wind down and sale of Accountable Care assets, both recorded in the prior year.

•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Income tax provision
•The effective income tax rate was 24.9% for the three months ended March 31, 2026 compared to 31.9% for the three months ended March 31, 2025. The change in the effective income tax rate was primarily due to the absence of the impact of the non-deductible legacy litigation charge recorded in the prior year.

Trends and Uncertainties

The Company believes you should consider the following business and regulatory trends and uncertainties:

Business Trends and Uncertainties
•Utilization persisted at elevated levels in the first quarter of 2026. Although the level of utilization is difficult to accurately predict, utilization beyond current elevated levels may pressure the Company’s Health Care Benefits segment and its health care delivery assets in its Health Services segment in 2026.
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
•Consumer confidence and a decline in consumer discretionary spending, as well as a shift to value, grocery and digital retailers, could drive lower front store sales in the Pharmacy & Consumer Wellness segment.
•Heightened geopolitical tensions could contribute to an increase in likelihood of factors that may negatively impact the Company’s financial results, including an economic slowdown, a recession, financial market volatility, increased supply chain costs or supply chain disruptions, fluctuations in interest rates or other monetary and fiscal policy measures and cyberattacks.

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
•Legislation and/or regulations seeking to regulate PBM activities in a comprehensive manner have been proposed or enacted in a majority of states and on the federal level. In addition, some states have recently enacted or are considering legislation related to prohibiting pharmacy licensure for pharmacies affiliated with a PBM. This legislative and regulatory activity could adversely affect the Company’s ability to conduct business on commercially reasonable terms and the Company’s ability to standardize its PBM products and services across state lines and/or could limit the Company’s ability to provide both pharmacy and PBM services within the same state.

For additional information regarding these and other trends and uncertainties, see Item 1A, “Risk Factors” and Part I, Item 1 “Business - Government Regulation” included in the 2025 Form 10-K.

Segment Analysis

The following discussion of segment operating results is presented based on the Company’s reportable segments in accordance with the accounting guidance for segment reporting and is consistent with the segment disclosure in Note 9 ‘‘Segment Reporting’’ to the unaudited condensed consolidated financial statements.

The Company has four reportable segments: Health Care Benefits, Health Services, Pharmacy & Consumer Wellness and Corporate/Other. The Company’s segments maintain separate financial information, and the Chief Operating Decision Maker (the “CODM”) evaluates the segments’ operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The Company’s CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company’s segments based on adjusted operating income. Adjusted operating income (loss) is defined as operating income (loss) as measured by accounting principles generally accepted in the United States of America (“GAAP”) excluding the impact of amortization of intangible assets, net realized capital gains or losses and other items, if any, that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance. See the reconciliations of operating income (loss) (GAAP measure) to adjusted operating income (loss) below for further context regarding the items excluded from operating income (loss) in determining adjusted operating income (loss). The CODM uses adjusted operating income as its principal measure of segment performance as it enhances the CODM’s ability to compare past financial performance with current performance and analyze underlying business performance and trends. Non-GAAP financial measures the Company discloses, such as consolidated adjusted operating income, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

The following are reconciliations of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
March 31, 2026
Total revenues	$35,971	$48,237	$31,989	$126	$(15,897)	$100,426
Adjusted operating income (loss)	3,041	1,489	1,197	(577)	—	5,150
March 31, 2025
Total revenues	$34,810	$43,462	$31,912	$133	$(15,729)	$94,588
Adjusted operating income (loss)	1,993	1,603	1,313	(330)	—	4,579
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $3.8 billion and $3.7 billion of retail co-payments for the three months ended March 31, 2026 and 2025, respectively.
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

The following are reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income (loss) to segment adjusted operating income (loss):

	Three Months Ended March 31, 2026
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$2,806	$1,347	$1,134	$(607)	$4,680
Amortization of intangible assets (1)	236	142	63	1	442
Net realized capital (gains) losses (2)	(1)	—	—	17	16
Acquisition-related integration costs (3)	—	—	—	12	12
Adjusted operating income (loss)	$3,041	$1,489	$1,197	$(577)	$5,150

	Three Months Ended March 31, 2025
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,674	$1,227	$864	$(391)	$3,374
Amortization of intangible assets (1)	294	144	60	1	499
Net realized capital (gains) losses (2)	21	(15)	—	15	21
Acquisition-related integration costs (3)	—	—	—	45	45
Legacy litigation charge (4)	—	—	387	—	387
Loss on Accountable Care assets (5)	—	247	—	—	247
Office real estate optimization charges (6)	4	—	2	—	6
Adjusted operating income (loss)	$1,993	$1,603	$1,313	$(330)	$4,579
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
(2)The Company’s net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of insurance liabilities. Net realized capital gains and losses are reflected in net investment income within each segment. These capital gains and losses are the result of investment decisions, market conditions and other economic developments that are unrelated to the performance of the Company’s business, and the amount and timing of these capital gains and losses do not directly relate to the underwriting of the Company’s insurance products, the services performed for the Company’s customers or the sale of the Company’s products or services. Accordingly, the Company believes excluding net realized capital gains and losses enhances the Company’s and investors’ ability to compare the Company’s past financial performance with its current performance and to analyze underlying business performance and trends.
(3)During the three months ended March 31, 2026 and 2025, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related integration costs are reflected in operating expenses within the Corporate/Other segment.
(4)During the three months ended March 31, 2025, the Company recorded a legacy litigation charge related to a court decision associated with its past business practices. The legacy litigation charge was reflected in operating expenses within the Pharmacy & Consumer Wellness segment.
(5)During the three months ended March 31, 2025, the loss on the wind down and sale of Accountable Care assets represents the pre-tax loss on the divestiture of the Company’s Medicare Shared Savings Program (“MSSP”) operations, as well as costs incurred in connection with the wind down of the Company’s ACO REACH operations. The loss on Accountable Care assets was reflected in operating expenses within the Health Services segment.
(6)During the three months ended March 31, 2025, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the Company’s evaluation of corporate office real estate space. The office real estate optimization charges were reflected in operating expenses within each segment.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages and basis points (“bps”)	2026	2025	$	%
Revenues:
Premiums	$33,792	$32,808	$984	3.0%
Services	1,717	1,615	102	6.3%
Net investment income	462	387	75	19.4%
Total revenues	35,971	34,810	1,161	3.3%
Health care costs	28,579	28,637	(58)	(0.2)%
MBR (Health care costs as a % of premium revenues)	84.6%	87.3%	(270)	bps
Operating expenses	$4,586	$4,499	$87	1.9%
Operating expenses as a % of total revenues	12.7%	12.9%
Operating income	$2,806	$1,674	$1,132	67.6%
Operating income as a % of total revenues	7.8%	4.8%
Adjusted operating income (1)	$3,041	$1,993	$1,048	52.6%
Adjusted operating income as a % of total revenues	8.5%	5.7%
Premium revenues (by business):
Government	$27,783	$24,902	$2,881	11.6%
Commercial	6,009	7,906	(1,897)	(24.0)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Care Benefits segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended March 31, 2026 vs. 2025

Revenues
•Total revenues increased $1.2 billion, or 3.3%, in the three months ended March 31, 2026 compared to the prior year primarily driven by an increase in the Government business, partially offset by a decline as a result of the Company’s exit of the individual exchange business in 2026.

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
•The MBR decreased to 84.6% in the three months ended March 31, 2026 compared to 87.3% in the prior year primarily driven by improved underlying performance in the Government business and the absence of the $448 million premium deficiency reserve recorded within the individual exchange product line in the prior year, partially offset by lower favorable prior-year development.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses remained relatively consistent in the three months ended March 31, 2026 compared to the prior year.

Adjusted operating income
•Adjusted operating income increased $1.0 billion, or 52.6%, for the three months ended March 31, 2026 compared to the prior year primarily driven by improved underlying performance in the Government business and the absence of the premium deficiency reserve recorded in the prior year, partially offset by lower favorable prior-year development.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	March 31, 2026			December 31, 2025			March 31, 2025
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	2,462	15,872	18,334	3,447	15,350	18,797	3,961	15,250	19,211
Medicare Advantage	4,175	—	4,175	4,267	—	4,267	4,220	—	4,220
Medicare Supplement	1,192	—	1,192	1,202	—	1,202	1,253	—	1,253
Medicaid	1,938	366	2,304	1,952	373	2,325	1,983	412	2,395
Total medical membership	9,767	16,238	26,005	10,868	15,723	26,591	11,417	15,662	27,079

Supplemental membership information:
Medicare Prescription Drug Plan (stand-alone)			3,889			4,041			4,094

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
•Medical membership as of March 31, 2026 of 26.0 million decreased approximately 600 thousand members compared with December 31, 2025 reflecting the Company’s exit of the individual exchange business in 2026, partially offset by an increase in Commercial ASC membership.

Medicare Update
On April 6, 2026, the U.S. Centers for Medicare & Medicaid Services (“CMS”) issued its final notice detailing final 2027 Medicare Advantage payment rates. Final 2027 Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 2.48%, excluding the CMS estimate of Medicare Advantage risk score trend.

Health Services Segment

The following table summarizes the Health Services segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2026	2025	$	%
Revenues:
Products	$45,726	$41,135	$4,591	11.2%
Services	2,511	2,313	198	8.6%
Net investment income	—	14	(14)	(100.0)%
Total revenues	48,237	43,462	4,775	11.0%
Cost of products sold	44,719	40,115	4,604	11.5%
Health care costs	1,302	1,047	255	24.4%
Operating expenses	869	1,073	(204)	(19.0)%
Operating expenses as a % of total revenues	1.8%	2.5%
Operating income	$1,347	$1,227	$120	9.8%
Operating income as a % of total revenues	2.8%	2.8%
Adjusted operating income (1)	$1,489	$1,603	$(114)	(7.1)%
Adjusted operating income as a % of total revenues	3.1%	3.7%
Revenues (by distribution channel):
Pharmacy network (2)	$25,149	$23,114	$2,035	8.8%
Mail & specialty (3)	20,506	18,068	2,438	13.5%
Other	2,582	2,266	316	13.9%
Net investment income	—	14	(14)	(100.0)%
Pharmacy claims processed (4)	464.7	464.2	0.5	0.1%
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

Commentary - Three Months Ended March 31, 2026 vs. 2025

Revenues
•Total revenues increased $4.8 billion, or 11.0%, in the three months ended March 31, 2026 compared to the prior year primarily driven by pharmacy drug mix and brand inflation, partially offset by continued pharmacy client price improvements.

Operating expenses
•Operating expenses in the Health Services segment include selling, general and administrative expenses, as well as depreciation and amortization expense.
•Operating expenses decreased $204 million, or 19.0%, in the three months ended March 31, 2026 compared to the prior year. The decrease was primarily driven by the absence of the $247 million pre-tax loss on the wind down and sale of Accountable Care assets recorded in the prior year.

Adjusted operating income
•Adjusted operating income decreased $114 million, or 7.1%, in the three months ended March 31, 2026 compared to the prior year primarily driven by continued pharmacy client price improvements, partially offset by improved purchasing economics and pharmacy drug mix.

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
•Pharmacy claims processed remained relatively consistent on a 30-day equivalent basis in the three months ended March 31, 2026 compared to the prior year.

Pharmacy & Consumer Wellness Segment

The following table summarizes the Pharmacy & Consumer Wellness segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2026	2025	$	%
Revenues:
Products	$31,339	$31,285	$54	0.2%
Services	650	627	23	3.7%
Total revenues	31,989	31,912	77	0.2%
Cost of products sold	25,790	25,804	(14)	(0.1)%
Operating expenses	5,065	5,244	(179)	(3.4)%
Operating expenses as a % of total revenues	15.8%	16.4%
Operating income	$1,134	$864	$270	31.3%
Operating income as a % of total revenues	3.5%	2.7%
Adjusted operating income (1)	$1,197	$1,313	$(116)	(8.8)%
Adjusted operating income as a % of total revenues	3.7%	4.1%
Revenues (by major goods/service lines):
Pharmacy	$26,123	$26,076	$47	0.2%
Front Store	5,259	5,243	16	0.3%
Other	607	593	14	2.4%
Prescriptions filled (2)	451.2	435.5	15.7	3.6%
Same store sales increase (decrease): (3)
Total	2.8%	14.2%
Pharmacy	3.1%	17.7%
Front Store	1.2%	(0.3)%
Prescription volume (2)	6.8%	6.7%
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

Commentary - Three Months Ended March 31, 2026 vs. 2025

Revenues
•Total revenues remained relatively consistent in the three months ended March 31, 2026 compared to the prior year primarily driven by pharmacy drug mix, increased prescription volume, including contributions from the Company’s Rite Aid asset acquisitions which were completed during the third quarter of 2025, and brand inflation. These increases were largely offset by regulatory-related price reductions on certain drugs, the impact of recent generic drug introductions and pharmacy reimbursement pressure.
•Pharmacy same store sales increased 3.1% in the three months ended March 31, 2026 compared to the prior year. The increase was primarily driven by pharmacy drug mix, the 6.8% increase in pharmacy same store prescription volume on a 30-day equivalent basis and brand inflation, partially offset by regulatory-related price reductions on certain drugs, the impact of recent generic drug introductions and pharmacy reimbursement pressure.
•Front store same store sales increased 1.2% in the three months ended March 31, 2026 compared to the prior year.

Operating expenses
•Operating expenses in the Pharmacy & Consumer Wellness segment consist of selling, general and administrative expenses which include payroll, employee benefits and occupancy costs associated with the segment’s stores and pharmacy fulfillment operations, advertising expenses, as well as depreciation and amortization expense.
•Operating expenses decreased $179 million, or 3.4%, in the three months ended March 31, 2026 compared to the prior year primarily due to the absence of the $387 million legacy litigation charge recorded in the prior year, partially offset by continued business investments and operating expenses to support increased volume from the Rite Aid asset acquisitions.

Adjusted operating income
•Adjusted operating income decreased $116 million, or 8.8%, in the three months ended March 31, 2026 compared to the prior year primarily driven by pharmacy reimbursement pressure, continued business investments, lower contributions from seasonal illnesses and greater weather disruption compared to the prior year. These decreases were partially offset by increased prescription volume and contributions from the Company’s Rite Aid asset acquisitions.

Prescriptions filled
•Prescriptions filled represents the number of prescriptions dispensed through the Pharmacy & Consumer Wellness segment’s retail pharmacies and infusion services operations, as well as through the Omnicare, LLC (“Omnicare”) long-term care pharmacies prior to their deconsolidation during the third quarter of 2025. Management uses this metric to understand variances between actual prescriptions dispensed and expected amounts as well as trends in period-over-period results. This metric provides management and investors with information useful in understanding the impact of prescription volume on segment total revenues and operating results.
•Prescriptions filled increased 3.6% on a 30-day equivalent basis in the three months ended March 31, 2026 compared to the prior year primarily driven by incremental volume resulting from the Company’s Rite Aid prescription file acquisitions and increased utilization, partially offset by the absence of long-term care pharmacy prescription volume following the deconsolidation of Omnicare in September 2025.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

	Three Months Ended March 31,		Change
In millions, except percentages	2026	2025	$	%
Revenues:
Premiums	$12	$12	$—	—%
Services	2	2	—	—%
Net investment income	112	119	(7)	(5.9)%
Total revenues	126	133	(7)	(5.3)%
Health care costs	46	46	—	—%
Operating expenses	687	478	209	43.7%
Operating loss	(607)	(391)	(216)	(55.2)%
Adjusted operating loss (1)	(577)	(330)	(247)	(74.8)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended March 31, 2026 vs. 2025

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues remained relatively consistent in the three months ended March 31, 2026 compared to the prior year.

Adjusted operating loss
•Adjusted operating loss increased $247 million, or 74.8%, in the three months ended March 31, 2026 compared to the prior year primarily driven by the retroactive effect of a change in a state law related to non-income taxes and increased business investments.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of March 31, 2026, the Company had approximately $9.5 billion in cash and cash equivalents, approximately $2.2 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash during the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,		Change
In millions, except percentages	2026	2025	$	%
Net cash provided by operating activities	$4,249	$4,556	$(307)	(6.7)%
Net cash used in investing activities	(874)	(762)	(112)	(14.7)%
Net cash used in financing activities	(2,318)	(2,332)	14	0.6%
Net increase in cash, cash equivalents and restricted cash	$1,057	$1,462	$(405)	(27.7)%

Commentary

•Net cash provided by operating activities decreased by $307 million in the three months ended March 31, 2026 compared to the prior year. The decrease was primarily due to the timing of payments and receipts.
•Net cash used in investing activities remained relatively consistent in the three months ended March 31, 2026 compared to the prior year.
•Net cash used in financing activities remained relatively consistent in the three months ended March 31, 2026 compared to the prior year as repayments of commercial paper in the prior year were largely offset by higher repayments of long-term debt in the three months ended March 31, 2026.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of March 31, 2026. In connection with its commercial paper program, the Company maintains three $2.5 billion, five-year unsecured back-up revolving credit facilities, which expire in May 2028, 2029 and 2030. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of March 31, 2026, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston (“FHLBB”)
A subsidiary of the Company is a member of the FHLBB. As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of March 31, 2026 was approximately $1.4 billion. As of March 31, 2026, there were no outstanding advances from the FHLBB.

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of March 31, 2026, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of March 31, 2026, the Company’s long-term debt was rated “BBB” by Fitch Ratings, Inc. (“Fitch”), “Baa3” by Moody’s Ratings (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “F2” by Fitch, “P-3” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Negative” by both Fitch and S&P and “Stable” by Moody’s. In assessing the Company’s credit strength, the Company believes that Fitch, Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies, as well as its consolidated balance sheet, its historical acquisition activity and other financial information, including the Company’s expectations for future earnings and cash flows. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot predict the future actions of Moody’s, S&P and/or Fitch. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Programs

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of March 31, 2026
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares of its common stock.

Dividends

The quarterly cash dividend declared by the Board was $0.665 per share in both the three months ended March 31, 2026 and 2025. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

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

For a full description of the Company’s other critical accounting policies, see “Critical Accounting Policies” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Form 10-K.

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

Certain additional risks and uncertainties and other factors are described under “Risk Factors” included in Part I, Item 1A of the 2025 Form 10-K and under “Risk Factors” included in Part II, Item 1A of this report; these are not the only risks and uncertainties we face. There can be no assurance that the Company has identified all the risks that may affect it. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial also may adversely affect the Company’s businesses. If any of those risks or uncertainties develops into actual events, those events or circumstances could have a material adverse effect on the Company’s businesses, operating results, cash flows, financial condition and/or stock price, among other effects.

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

Form 10-Q Table of Contents
Item 3.Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in exposures to market risk since December 31, 2025. See the information contained in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a discussion of the Company’s exposures to market risk.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of March 31, 2026, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Form 10-Q Table of Contents
Part II.Other Information

Item 1.Legal Proceedings

The information contained in Note 8 ‘‘Commitments and Contingencies’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.Risk Factors

There have been no material changes to the “Risk Factors” disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Those risk factors could adversely affect the Company’s businesses, operating results, cash flows and/or financial condition as well as the market price of CVS Health Corporation’s common stock.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended March 31, 2026, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase programs authorized by CVS Health Corporation’s Board of Directors on November 17, 2022 and December 9, 2021. See Note 5 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 through January 31, 2026	—	$—	—	$11,500,000,143
February 1, 2026 through February 28, 2026	—	$—	—	$11,500,000,143
March 1, 2026 through March 31, 2026	—	$—	—	$11,500,000,143
	—		—

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of CVS Health Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

INDEX TO EXHIBITS

10	Material contracts

10.1*	Restrictive Covenant Agreement dated November 15, 2024 between the Registrant and Steven H. Nelson.

10.2*	Change in Control Agreement effective as of November 15, 2024 between the Registrant and Steven H. Nelson.

10.3*	Restrictive Covenant Agreement dated March 29, 2025 between the Registrant and Brian Newman.

10.4*	Change in Control Agreement effective as of April 1, 2025 between the Registrant and Brian Newman.

10.5*†	The Registrant’s Severance Plan for Non-Store Employees, Amended and Restated as of March 15, 2026.

10.6*	Form of Restricted Stock Unit Agreement between the Registrant and selected employees of the Registrant.

10.7*	Form of Nonqualified Stock Option Agreement between the Registrant and selected executives of the Registrant.

10.8*	Form of Nonqualified Stock Option Agreement between the Registrant and selected employees of the Registrant.

10.9*†	Form of Performance Stock Unit Agreement between the Registrant and selected employees of the Registrant.

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated May 6, 2026 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 2026 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).

† The appendixes to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted appendixes to the Securities and Exchange Commission upon its request.

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	May 6, 2026	By:	/s/ Brian O. Newman
Brian O. Newman
Executive Vice President and Chief Financial Officer