Form 10-Q
period 2026-06-30
CVS HEALTH Corp
filed 2026-08-05
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of July 29, 2026, the registrant had 1,278,970,369 shares of common stock issued and outstanding.

Form 10-Q Table of Contents
Part I.Financial Information

Item 1.Financial Statements

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2026 and 2025	2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2026 and 2025	3

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2026 and December 31, 2025	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2026 and 2025	5

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the three months ended June 30, 2026 and 2025 and the three months ended March 31, 2026 and 2025	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Report of Independent Registered Public Accounting Firm	35

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2026	2025	2026	2025
Revenues:
Products	$66,219	$60,607	$128,445	$118,276
Premiums	35,117	34,195	68,908	67,015
Services	4,119	3,626	7,954	7,205
Net investment income	641	487	1,215	1,007
Total revenues	106,096	98,915	206,522	193,503
Operating costs:
Cost of products sold	58,862	54,005	114,306	105,062
Health care costs	31,485	31,317	60,843	60,452
Operating expenses	11,046	11,212	21,990	22,234
Total operating costs	101,393	96,534	197,139	187,748
Operating income	4,703	2,381	9,383	5,755
Interest expense	(757)	(763)	(1,531)	(1,548)
Other income	31	29	63	57
Income before income tax provision	3,977	1,647	7,915	4,264
Income tax provision	982	634	1,963	1,469
Net income	2,995	1,013	5,952	2,795
Net (income) loss attributable to noncontrolling interests	(16)	8	(30)	5
Net income attributable to CVS Health	$2,979	$1,021	$5,922	$2,800

Net income per share attributable to CVS Health:
Basic	$2.33	$0.81	$4.64	$2.22
Diluted	$2.31	$0.80	$4.61	$2.21
Weighted average shares outstanding:
Basic	1,279	1,266	1,276	1,264
Diluted	1,287	1,270	1,283	1,267

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Net income	$2,995	$1,013	$5,952	$2,795
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)	(9)	187	(253)	403
Change in discount rate on long-duration insurance reserves	1	23	44	(10)
Foreign currency translation adjustments	(1)	4	(1)	4
Net cash flow hedges	(4)	(1)	(8)	(5)
Other comprehensive income (loss)	(13)	213	(218)	392
Comprehensive income	2,982	1,226	5,734	3,187
Comprehensive (income) loss attributable to noncontrolling interests	(16)	8	(30)	5
Comprehensive income attributable to CVS Health	$2,966	$1,234	$5,704	$3,192

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$11,329	$8,453
Investments	2,629	2,145
Accounts receivable, net	40,309	39,779
Inventories	17,622	19,246
Other current assets	3,457	5,091
Total current assets	75,346	74,714
Long-term investments	33,247	32,669
Property and equipment, net	13,168	13,083
Operating lease right-of-use assets	14,451	14,973
Goodwill	85,478	85,478
Intangible assets, net	24,644	25,508
Other assets	7,434	7,113
Total assets	$253,768	$253,538

Liabilities:
Accounts payable	$17,167	$17,641
Pharmacy claims and discounts payable	26,203	26,344
Health care costs payable	16,313	15,399
Accrued expenses and other current liabilities	22,477	22,387
Other insurance liabilities	1,009	1,116
Current portion of operating lease liabilities	1,914	1,737
Current portion of long-term debt	1,958	4,068
Total current liabilities	87,041	88,692
Long-term operating lease liabilities	12,982	13,643
Long-term debt	59,452	60,502
Deferred income taxes	3,766	3,832
Other long-term insurance liabilities	4,516	4,716
Other long-term liabilities	6,112	6,771
Total liabilities	173,869	178,156

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,795 shares issued and 1,278 shares outstanding as of June 30, 2026 and 1,787 shares issued and 1,271 shares outstanding as of December 31, 2025 and capital surplus	50,968	50,402
Treasury stock, at cost: 517 and 516 shares as of June 30, 2026 and December 31, 2025	(36,852)	(36,790)
Retained earnings	65,398	61,196
Accumulated other comprehensive income	188	406
Total CVS Health shareholders’ equity	79,702	75,214
Noncontrolling interests	197	168
Total shareholders’ equity	79,899	75,382
Total liabilities and shareholders’ equity	$253,768	$253,538

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2026	2025
Cash flows from operating activities:
Cash receipts from customers	$198,468	$186,500
Cash paid for inventory, prescriptions dispensed and health services rendered	(107,589)	(101,198)
Insurance benefits paid	(58,403)	(58,844)
Cash paid to other suppliers and employees	(21,315)	(18,630)
Interest and investment income received	1,021	972
Interest paid	(1,551)	(1,484)
Income taxes paid	(37)	(863)
Net cash provided by operating activities	10,594	6,453

Cash flows from investing activities:
Proceeds from sales and maturities of investments	7,483	6,866
Purchases of investments	(8,704)	(7,186)
Purchases of property and equipment	(1,540)	(1,350)
Acquisitions	(9)	(139)
Other	12	23
Net cash used in investing activities	(2,758)	(1,786)

Cash flows from financing activities:
Commercial paper borrowings (repayments), net	—	921
Repayments of long-term debt	(3,287)	(762)
Dividends paid	(1,725)	(1,706)
Proceeds from exercise of stock options	217	191
Payments for taxes related to net share settlement of equity awards	(154)	(125)
Other	(62)	(45)
Net cash used in financing activities	(5,011)	(1,526)
Net increase in cash, cash equivalents and restricted cash	2,825	3,141
Cash, cash equivalents and restricted cash at the beginning of the period	8,712	8,884
Cash, cash equivalents and restricted cash at the end of the period	$11,537	$12,025

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In millions	2026	2025
Reconciliation of net income to net cash provided by operating activities:
Net income	$5,952	$2,795
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,241	2,325
Stock-based compensation	442	262
Loss on sale of subsidiary	—	236
Deferred income taxes and other items	(241)	(283)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(533)	(4,139)
Inventories	1,624	671
Other assets	1,355	(969)
Accounts payable and pharmacy claims and discounts payable	(344)	3,831
Health care costs payable and other insurance liabilities	665	(34)
Other liabilities	(567)	1,758
Net cash provided by operating activities	$10,594	$6,453

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance as of December 31, 2025	1,787	(516)	$50,402	$(36,790)	$61,196	$406	$75,214	$168	$75,382
Net income	—	—	—	—	2,943	—	2,943	14	2,957
Other comprehensive loss	—	—	—	—	—	(205)	(205)	—	(205)
Stock option activity, stock awards and other	1	—	277	—	—	—	277	—	277
ESPP issuances, net of purchase of treasury shares	—	1	—	84	—	—	84	—	84
Common stock dividends ($0.665 per share)	—	—	—	—	(857)	—	(857)	—	(857)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2026	1,788	(515)	50,679	(36,706)	63,282	201	77,456	181	77,637
Net income	—	—	—	—	2,979	—	2,979	16	2,995
Other comprehensive loss (Note 6)	—	—	—	—	—	(13)	(13)	—	(13)
Stock option activity, stock awards and other	7	—	289	—	—	—	289	—	289
Purchase of treasury shares, net of ESPP issuances	—	(2)	—	(146)	—	—	(146)	—	(146)
Common stock dividends ($0.665 per share)	—	—	—	—	(863)	—	(863)	—	(863)
Balance as of June 30, 2026	1,795	(517)	$50,968	$(36,852)	$65,398	$188	$79,702	$197	$79,899
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of June 30, 2026, March 31, 2026 and December 31, 2025.
(2)Common stock and capital surplus includes the par value of common stock of $18 million as of June 30, 2026, March 31, 2026, and December 31, 2025.

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance as of December 31, 2024	1,778	(518)	$49,661	$(36,818)	$62,837	$(120)	$75,560	$170	$75,730
Net income	—	—	—	—	1,779	—	1,779	3	1,782
Other comprehensive income	—	—	—	—	—	179	179	—	179
Stock option activity, stock awards and other	1	—	176	—	—	—	176	—	176
ESPP issuances, net of purchase of treasury shares	—	1	—	83	—	—	83	—	83
Common stock dividends ($0.665 per share)	—	—	—	—	(848)	—	(848)	—	(848)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	8	8
Balance as of March 31, 2025	1,779	(517)	49,837	(36,735)	63,768	59	76,929	181	77,110
Net income	—	—	—	—	1,021	—	1,021	(8)	1,013
Other comprehensive income (Note 6)	—	—	—	—	—	213	213	—	213
Stock option activity, stock awards and other	6	—	183	—	—	—	183	—	183
Purchase of treasury shares, net of ESPP issuances	—	(1)	—	(114)	—	—	(114)	—	(114)
Common stock dividends ($0.665 per share)	—	—	—	—	(853)	—	(853)	—	(853)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2025	1,785	(518)	$50,020	$(36,849)	$63,936	$272	$77,379	$172	$77,551
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

Index to Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Significant Accounting Policies

Description of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health” or the “Company”), is a leading health solutions company simplifying health care one person, one family and one community at a time. As of June 30, 2026, the Company had approximately 9,000 retail locations, more than 1,000 walk-in and primary care medical clinics and a leading pharmacy benefits manager with approximately 87 million plan members and expanding specialty pharmacy solutions. The Company also serves an estimated 37 million people through a broad range of health insurance products and related services. The Company is creating new sources of value through its integrated model, allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

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

Health Services Segment
The Health Services segment provides a full range of pharmacy benefit management (“PBM”) solutions through its CVS Caremark® operations and delivers health care services in its medical clinics, virtually, and in the home. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. The segment also works directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products through its Cordavis® subsidiary. The Health Services segment’s health care delivery assets include Signify Health, Inc. (“Signify Health”), a leader in health risk assessments, and Oak Street Health, Inc. (“Oak Street Health”), a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients. The Health Services segment’s clients and customers are primarily employers, insurance companies, unions, government employee groups, health plans, PDPs, Medicaid managed care plans, the U.S. Centers for Medicare & Medicaid Services (“CMS”), plans offered on public and private health insurance exchanges and other sponsors of health benefit plans throughout the U.S., patients who receive care in the Health Services segment’s medical clinics, virtually or in the home, as well as Covered Entities.

Pharmacy & Consumer Wellness Segment
The Pharmacy & Consumer Wellness segment dispenses prescriptions in its CVS Pharmacy® retail locations and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of June 30, 2026, the Pharmacy & Consumer Wellness segment operated approximately 9,000 retail locations, as well as online retail pharmacy websites, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	June 30, 2026	December 31, 2025
Cash and cash equivalents	$11,329	$8,453
Restricted cash (included in other current assets)	—	59
Restricted cash (included in other assets)	208	200
Total cash, cash equivalents and restricted cash in the statements of cash flows	$11,537	$8,712

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net as of June 30, 2026 and December 31, 2025 was composed of the following:

In millions	June 30, 2026	December 31, 2025
Trade receivables	$12,985	$10,563
Vendor and manufacturer receivables	14,818	15,564
Premium receivables	6,395	5,753
Other receivables	6,111	7,899
Total accounts receivable, net	$40,309	$39,779

The Company’s allowance for credit losses was $169 million and $182 million as of June 30, 2026 and December 31, 2025, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

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

During the second quarter of 2026, the Company recorded a premium deficiency reserve of $15 million to health care costs related to one state in its Medicaid product line. The Company did not establish any other premium deficiency reserves during the three and six months ended June 30, 2026.

During the first quarter of 2025, the Company determined it had a premium deficiency in its individual exchange product line related to the remainder of the 2025 coverage year and, accordingly, recorded a premium deficiency reserve of $448 million. The premium deficiency reserve consisted of a $17 million write-off of unamortized acquisition costs, which was recorded in operating expenses, and $431 million recorded in health care costs. Additionally, during the second quarter of 2025, the Company recorded a premium deficiency reserve of $471 million to health care costs related to its Group Medicare Advantage product line for the remainder of the 2025 coverage year. The premium deficiency reserves were subsequently utilized throughout the remainder of 2025. The Company did not establish any other premium deficiency reserves during the three and six months ended June 30, 2025.

Revenue Recognition

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source in each segment for the three and six months ended June 30, 2026 and 2025:

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended June 30, 2026
Major goods/services lines:
Pharmacy	$—	$49,194	$27,781	$—	$(16,149)	$60,826
Front Store	—	—	5,407	—	—	5,407
Premiums	35,119	—	—	11	(13)	35,117
Net investment income (loss)	508	(1)	—	134	—	641
Other	1,911	2,602	628	2	(1,038)	4,105
Total	$37,538	$51,795	$33,816	$147	$(17,200)	$106,096

Health Services distribution channel:
Pharmacy network (1)		$26,617
Mail & specialty (2)		22,577
Net investment income (loss)		(1)
Other		2,602
Total		$51,795

Three Months Ended June 30, 2025
Major goods/services lines:
Pharmacy	$—	$44,276	$27,631	$—	$(16,558)	$55,349
Front Store	—	—	5,368	—	—	5,368
Premiums	34,184	—	—	11	—	34,195
Net investment income (loss)	407	(3)	—	83	—	487
Other	1,667	2,180	582	2	(915)	3,516
Total	$36,258	$46,453	$33,581	$96	$(17,473)	$98,915

Health Services distribution channel:
Pharmacy network (1)		$24,665
Mail & specialty (2)		19,611
Net investment income (loss)		(3)
Other		2,180
Total		$46,453

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Six Months Ended June 30, 2026
Major goods/services lines:
Pharmacy	$—	$94,849	$53,904	$—	$(30,988)	$117,765
Front Store	—	—	10,666	—	—	10,666
Premiums	68,911	—	—	23	(26)	68,908
Net investment income (loss)	970	(1)	—	246	—	1,215
Other	3,628	5,184	1,235	4	(2,083)	7,968
Total	$73,509	$100,032	$65,805	$273	$(33,097)	$206,522

Health Services distribution channel:
Pharmacy network (1)		$51,766
Mail & specialty (2)		43,083
Net investment income (loss)		(1)
Other		5,184
Total		$100,032

Six Months Ended June 30, 2025
Major goods/services lines:
Pharmacy	$—	$85,458	$53,707	$—	$(31,309)	$107,856
Front Store	—	—	10,611	—	—	10,611
Premiums	66,992	—	—	23	—	67,015
Net investment income	794	11	—	202	—	1,007
Other	3,282	4,446	1,175	4	(1,893)	7,014
Total	$71,068	$89,915	$65,493	$229	$(33,202)	$193,503

Health Services distribution channel:
Pharmacy network (1)		$47,779
Mail & specialty (2)		37,679
Net investment income		11
Other		4,446
Total		$89,915
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

ACO REACH and MSSP Exit

Prior to the first quarter of 2025, the Company’s Health Services segment provided enablement services to health systems primarily through two programs administered by CMS: the Accountable Care Organization Realizing Equity, Access and Community Health (“ACO REACH”) program and the Medicare Shared Savings Program (“MSSP”). During the first quarter of 2025, the Company determined that it would substantially exit both the ACO REACH program and the MSSP as further described below. In connection with these actions, during the three and six months ended June 30, 2025, the Company recorded expenses of $41 million and $288 million, respectively, which were included in the loss on Accountable Care assets and reflected in operating expenses within the Health Services segment.

ACO REACH
In February 2025, the Company informed CMS of its plans to voluntarily terminate substantially all of its participation in the ACO REACH program effective March 31, 2025. In connection with the process of winding down its ACO REACH operations, the Company incurred costs of $41 million and $52 million during the three and six months ended June 30, 2025, respectively.

MSSP
In March 2025, the Company also divested its MSSP operations to Wellvana Health, LLC. The Company recorded a pre-tax loss on the divestiture of $236 million during the six months ended June 30, 2025, which included the removal of intangible assets and goodwill totaling $342 million. The consideration received related to this agreement was not material.

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

2.Investments

Total investments as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026			December 31, 2025
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,416	$26,933	$29,349	$1,997	$26,721	$28,718
Mortgage loans	213	1,315	1,528	148	1,376	1,524
Other investments	—	4,999	4,999	—	4,572	4,572
Total investments	$2,629	$33,247	$35,876	$2,145	$32,669	$34,814

Debt Securities

Debt securities available for sale as of June 30, 2026 and December 31, 2025 were as follows:

In millions	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Debt securities:
U.S. government securities	$2,579	$9	$(14)	$2,574
States, municipalities and political subdivisions	253	2	(6)	249
U.S. corporate securities	15,947	123	(292)	15,778
Foreign securities	3,146	51	(34)	3,163
Residential mortgage-backed securities	1,186	7	(34)	1,159
Commercial mortgage-backed securities	1,975	7	(34)	1,948
Other asset-backed securities	4,464	8	(8)	4,464
Redeemable preferred securities	14	—	—	14
Total debt securities (2)	$29,564	$207	$(422)	$29,349

December 31, 2025
Debt securities:
U.S. government securities	$2,691	$39	$(8)	$2,722
States, municipalities and political subdivisions	296	3	(7)	292
U.S. corporate securities	14,657	262	(231)	14,688
Foreign securities	2,981	78	(31)	3,028
Residential mortgage-backed securities	1,065	14	(29)	1,050
Commercial mortgage-backed securities	1,974	28	(23)	1,979
Other asset-backed securities	4,921	25	(2)	4,944
Redeemable preferred securities	15	—	—	15
Total debt securities (2)	$28,600	$449	$(331)	$28,718
_____________________________________________
(1)There was no allowance for expected credit losses recorded on available-for-sale debt securities as of June 30, 2026 or December 31, 2025.
(2)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. As of June 30, 2026, debt securities with a fair value of $444 million, gross unrealized capital gains of $7 million and gross unrealized capital losses of $17 million, and as of December 31, 2025, debt securities with a fair value of $475 million, gross unrealized capital gains of $10 million and gross unrealized capital losses of $16 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The amortized cost and fair value of debt securities as of June 30, 2026 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,165	$1,168
One year through five years	11,735	11,752
After five years through ten years	5,898	5,880
Greater than ten years	3,141	2,978
Residential mortgage-backed securities	1,186	1,159
Commercial mortgage-backed securities	1,975	1,948
Other asset-backed securities	4,464	4,464
Total	$29,564	$29,349

Summarized below are the debt securities the Company held as of June 30, 2026 and December 31, 2025 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
June 30, 2026
Debt securities:
U.S. government securities	277	$995	$9	68	$122	$5	345	$1,117	$14
States, municipalities and political subdivisions	29	57	1	55	77	5	84	134	6
U.S. corporate securities	3,956	6,833	92	1,171	1,640	200	5,127	8,473	292
Foreign securities	676	1,227	12	171	243	22	847	1,470	34
Residential mortgage-backed securities	242	468	5	276	215	29	518	683	34
Commercial mortgage-backed securities	392	1,176	15	74	159	19	466	1,335	34
Other asset-backed securities	522	1,585	7	16	19	1	538	1,604	8
Redeemable preferred securities	4	6	—	—	—	—	4	6	—
Total debt securities	6,098	$12,347	$141	1,831	$2,475	$281	7,929	$14,822	$422

December 31, 2025
Debt securities:
U.S. government securities	50	$156	$2	80	$168	$6	130	$324	$8
States, municipalities and political subdivisions	16	28	—	89	136	7	105	164	7
U.S. corporate securities	1,045	1,634	23	1,541	2,149	208	2,586	3,783	231
Foreign securities	180	310	2	303	449	29	483	759	31
Residential mortgage-backed securities	67	124	1	303	272	28	370	396	29
Commercial mortgage-backed securities	84	290	1	126	269	22	210	559	23
Other asset-backed securities	136	314	1	19	27	1	155	341	2
Redeemable preferred securities	—	—	—	4	6	—	4	6	—
Total debt securities	1,578	$2,856	$30	2,465	$3,476	$301	4,043	$6,332	$331

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses as of June 30, 2026 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of June 30, 2026, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

Net Investment Income

Sources of net investment income for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Debt securities	$359	$324	$710	$647
Mortgage loans	22	21	44	42
Other investments	285	180	515	389
Gross investment income	666	525	1,269	1,078
Investment expenses	(12)	(11)	(25)	(23)
Net investment income (excluding net realized capital losses)	654	514	1,244	1,055
Net realized capital losses	(13)	(27)	(29)	(48)
Net investment income	$641	$487	$1,215	$1,007

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Proceeds from sales	$1,943	$2,623	$4,893	$4,808
Gross realized capital gains	18	10	45	22
Gross realized capital losses	23	48	51	87

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

There were no financial liabilities measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets as of June 30, 2026 or December 31, 2025. Financial assets measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 were as follows:

In millions	Level 1	Level 2	Level 3	Total
June 30, 2026
Cash and cash equivalents	$3,746	$7,583	$—	$11,329
Debt securities:
U.S. government securities	2,564	10	—	2,574
States, municipalities and political subdivisions	—	249	—	249
U.S. corporate securities	—	15,775	3	15,778
Foreign securities	—	3,163	—	3,163
Residential mortgage-backed securities	—	1,159	—	1,159
Commercial mortgage-backed securities	—	1,948	—	1,948
Other asset-backed securities	—	4,464	—	4,464
Redeemable preferred securities	—	14	—	14
Total debt securities	2,564	26,782	3	29,349
Equity securities	8	217	199	424
Total	$6,318	$34,582	$202	$41,102

December 31, 2025
Cash and cash equivalents	$4,030	$4,423	$—	$8,453
Debt securities:
U.S. government securities	2,713	9	—	2,722
States, municipalities and political subdivisions	—	292	—	292
U.S. corporate securities	—	14,682	6	14,688
Foreign securities	—	3,028	—	3,028
Residential mortgage-backed securities	—	1,050	—	1,050
Commercial mortgage-backed securities	—	1,979	—	1,979
Other asset-backed securities	—	4,944	—	4,944
Redeemable preferred securities	—	15	—	15
Total debt securities	2,713	25,999	6	28,718
Equity securities	105	30	198	333
Total	$6,848	$30,452	$204	$37,504

During the three and six months ended June 30, 2026 and 2025, transfers into or out of Level 3 were not material.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the unaudited condensed consolidated balance sheets at adjusted cost or contract value as of June 30, 2026 and December 31, 2025 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
June 30, 2026
Assets:
Mortgage loans	$1,528	$—	$—	$1,514	$1,514
Equity securities (1)	625	N/A	N/A	N/A	N/A
Liabilities:
Long-term debt	61,410	58,638	—	—	58,638

December 31, 2025
Assets:
Mortgage loans	$1,524	$—	$—	$1,524	$1,524
Equity securities (1)	555	N/A	N/A	N/A	N/A
Liabilities:
Long-term debt	64,570	62,321	—	—	62,321
_____________________________________________
(1)It was not practical to estimate the fair value of these investments as they represent shares of unlisted companies.

Separate Accounts

Separate accounts assets relate to the Company’s large case pensions products and represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding separate accounts liability has been established equal to the assets. Separate accounts assets and liabilities are carried at fair value and are included in other assets and other long-term liabilities, respectively, on the unaudited condensed consolidated balance sheets. During the six months ended June 30, 2026, changes in separate accounts assets and liabilities were not material. Separate accounts assets as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026				December 31, 2025
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$145	$—	$146	$1	$155	$—	$156
Debt securities	11	368	1	380	30	361	2	393
Common/collective trusts	—	1,448	—	1,448	—	1,445	—	1,445
Total (1)	$12	$1,961	$1	$1,974	$31	$1,961	$2	$1,994
_____________________________________________
(1)Excludes $40 million of other receivables as of June 30, 2026.

4.Insurance Liabilities

Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
In millions	2026	2025
Health care costs payable, beginning of the period	$15,399	$15,064
Less: Reinsurance recoverables	90	81
Less: Impact of discount rate on long-duration insurance reserves (1)	(20)	(1)
Health care costs payable, beginning of the period, net	15,329	14,984
Add: Components of incurred health care costs
Current year	61,927	61,345
Prior years	(1,242)	(1,900)
Total incurred health care costs (2)	60,685	59,445
Less: Claims paid
Current year	48,007	48,791
Prior years	11,804	11,342
Total claims paid	59,811	60,133
Health care costs payable, end of the period, net	16,203	14,296
Add: Premium deficiency reserves	15	902
Add: Reinsurance recoverables	112	103
Add: Impact of discount rate on long-duration insurance reserves (1)	(17)	(30)
Health care costs payable, end of the period	$16,313	$15,271
_____________________________________________
(1)Reflects the difference between the current discount rate and the locked-in discount rate on long-duration insurance reserves which is recorded within accumulated other comprehensive income on the unaudited condensed consolidated balance sheets.
(2)Total incurred health care costs for the six months ended June 30, 2026 and 2025 in the table above exclude $53 million and $19 million, respectively, of health care costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets and $90 million and $86 million, respectively, of health care costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets. Total incurred health care costs for the six months ended June 30, 2026 also exclude a $15 million premium deficiency reserve related to one state in the Company’s Medicaid product line. Total incurred health care costs for the six months ended June 30, 2025 also exclude $902 million for premium deficiency reserves related to the Company’s individual exchange and Group Medicare Advantage product lines.

The Company’s estimates of prior years’ health care costs payable decreased by $1.2 billion and $1.9 billion, respectively, in the six months ended June 30, 2026 and 2025, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

As of June 30, 2026, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $10.6 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims as of June 30, 2026 related to the current year.

Future Policy Benefits

Future policy benefits consist primarily of reserves for products for which the Company no longer solicits or accepts new customers, including limited payment pension and annuity contracts (referred to as “large case pensions”) and long-term care insurance contracts. Contracts are grouped into cohorts by contract type and issue year. The liability for future policy benefits is adjusted for differences between actual and expected experience. During the six months ended June 30, 2026 and 2025, changes in the liability for future policy benefits were not material.

The weighted-average interest rates used in the measurement of the long-duration insurance liabilities as of June 30, 2026 and 2025 were as follows:

	June 30, 2026	June 30, 2025
Large case pensions
Interest accretion rate	4.21%	4.20%
Current discount rate	5.37%	5.24%

Long-term care
Interest accretion rate	5.11%	5.11%
Current discount rate	5.65%	5.59%

The weighted-average durations (in years) of the long-duration insurance liabilities as of June 30, 2026 and 2025 were as follows:

	June 30, 2026	June 30, 2025
Large case pensions	7.2	7.2
Long-term care	11.1	11.4

5.Shareholders’ Equity

Share Repurchase Programs

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of June 30, 2026
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the six months ended June 30, 2026 and 2025, the Company did not repurchase any shares of its common stock.

Dividends

The quarterly cash dividend declared by the Board was $0.665 per share in both the three months ended June 30, 2026 and 2025. Cash dividends declared by the Board were $1.33 per share in both the six months ended June 30, 2026 and 2025. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

6.Other Comprehensive Income (Loss)

Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Net unrealized investment gains (losses):
Beginning of period balance	$(38)	$(183)	$206	$(399)
Other comprehensive income (loss) before reclassifications ($(24), $136, $(353), $324 pretax)	(17)	136	(271)	323
Amounts reclassified from accumulated other comprehensive income (loss) ($10, $55, $23, $87 pretax) (1)	8	51	18	80
Other comprehensive income (loss)	(9)	187	(253)	403
End of period balance	(47)	4	(47)	4

Change in discount rate on long-duration insurance reserves:
Beginning of period balance	258	232	215	265
Other comprehensive income (loss) before reclassifications ($2, $29, $56, $(12) pretax)	1	23	44	(10)
Other comprehensive income (loss)	1	23	44	(10)
End of period balance	259	255	259	255

Foreign currency translation adjustments:
Beginning of period balance	7	(4)	7	(4)
Other comprehensive income (loss) before reclassifications	(1)	4	(1)	4
Other comprehensive income (loss)	(1)	4	(1)	4
End of period balance	6	—	6	—

Net cash flow hedges:
Beginning of period balance	212	225	216	229
Other comprehensive income before reclassifications ($0, $5, $0, $5 pretax)	—	3	—	3
Amounts reclassified from accumulated other comprehensive income ($(6), $(6), $(11), $(12) pretax) (2)	(4)	(4)	(8)	(8)
Other comprehensive loss	(4)	(1)	(8)	(5)
End of period balance	208	224	208	224

Pension and other postretirement benefits:
Beginning of period balance	(238)	(211)	(238)	(211)
Other comprehensive income	—	—	—	—
End of period balance	(238)	(211)	(238)	(211)

Total beginning of period accumulated other comprehensive income (loss)	201	59	406	(120)
Total other comprehensive income (loss)	(13)	213	(218)	392
Total end of period accumulated other comprehensive income	$188	$272	$188	$272
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

7.Earnings Per Share

Earnings per share is computed using the treasury stock method. Stock options and stock appreciation rights to purchase 2 million and 3 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2026, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, stock options and stock appreciation rights to purchase 9 million and 10 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2025, respectively.

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2026	2025	2026	2025
Numerator for earnings per share calculation:
Net income attributable to CVS Health	$2,979	$1,021	$5,922	$2,800

Denominator for earnings per share calculation:
Weighted average shares, basic	1,279	1,266	1,276	1,264
Restricted stock units and performance stock units	6	2	6	2
Stock options and stock appreciation rights	2	2	1	1
Weighted average shares, diluted	1,287	1,270	1,283	1,267

Earnings per share:
Basic	$2.33	$0.81	$4.64	$2.22
Diluted	$2.31	$0.80	$4.61	$2.21

8.Commitments and Contingencies

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Linens ‘n Things and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations. As of June 30, 2026, the Company guaranteed 58 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2036.

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

Litigation and Regulatory Proceedings

The Company has been involved or is currently involved in numerous legal and regulatory proceedings, which may include claims of or relating to bad faith, medical or professional malpractice, breach of fiduciary duty, claims processing and billing, dispensing of medications, the use of medical testing devices in the in-home evaluation setting, non-compliance with state and federal regulatory regimes, marketing misconduct, denial of or failure to timely or appropriately pay or administer claims and benefits, provider network structure (including the use of performance-based networks and termination of provider contracts), rescission of insurance coverage, improper disclosure or use of personal information, anticompetitive practices, including antitrust violations, the Company’s participation in the 340B program, general contractual matters, product liability, intellectual property litigation, and discrimination and employment litigation. Some of these other legal proceedings are or are purported to be class actions or derivative claims. The Company is defending itself against the claims brought in these matters.

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

The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and reasonably estimable, the Company does not establish an accrued liability. Other than the controlled substances litigation accruals described below and as otherwise noted, none of the Company’s accruals for outstanding legal matters are material individually or in the aggregate to the Company’s unaudited condensed consolidated balance sheets. The Company recognizes gain contingencies when the contingency becomes realizable. Refunds requested and received in 2026 from the U.S. Customs and Border Protection for International Emergency Economic Powers Act tariffs paid on imports were not material to the Company’s consolidated operating results, financial condition or cash flows.

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

The Company is facing multiple lawsuits, including by state Attorneys General, governmental subdivisions, private parties and several putative class actions, regarding drug pricing and its rebate arrangements with drug manufacturers. These complaints, brought by a number of different types of plaintiffs under a variety of legal theories, generally allege that rebate agreements between the drug manufacturers and PBMs caused inflated prices for certain drug products. The majority of these cases have now been transferred into a multi-district litigation in the U.S. District Court for the District of New Jersey. The Company is defending itself against these claims. The Company is also facing multiple lawsuits brought by hospital systems regarding reimbursement under the 340B program. The Company has also received subpoenas, CIDs, and other requests for documents and information from, and is being investigated by, the DOJ, the U.S. Department of Health and Human Services (“HHS”), the FTC and Attorneys General of several states and the District of Columbia regarding its PBM practices, including pharmacy contracting practices and reimbursement, pricing and rebates. The Company has been providing documents and information in response to these subpoenas, CIDs and requests for information. In September 2024, the FTC filed an administrative complaint against the three largest PBMs (the “PBM Group”) and their affiliated group purchasing organizations, including subsidiaries of the Company. The complaint alleged that the PBM Group and their affiliated group purchasing organizations engaged in anti-competitive and unfair practices that “artificially” increased insulin costs. In July 2026, the Company and the FTC announced a proposed settlement agreement that would resolve all of the FTC’s outstanding investigations related to the Company’s PBM and affiliated pharmacy businesses, including rebate, pharmacy network, contract, and vertical integration issues. The proposed settlement is subject to a public comment period after which the FTC will decide whether to issue a final order approving the settlement. The FTC has halted its litigation against the Company pending the outcome of this process.

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

Roofers Union Welfare Trust Fund v. CaremarkPCS Health, LLC, et al. (U.S. District Court for the Northern District of Illinois). In March 2026, a putative class of Caremark clients filed a new complaint alleging that Caremark breached the parties’ contracts, unjustly enriched itself and violated the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act when it failed to pass through to clients certain payments received by Zinc Health Services, LLC from manufacturers. This complaint was initially filed in the U.S. District Court for the District of Rhode Island, but has since been transferred to the U.S. District Court for the Northern District of Illinois.

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

The final settlement agreements contain certain contingencies related to payment obligations. Because these contingencies are inherently unpredictable, the assessment requires judgments about future events. As of June 30, 2026, the Company’s remaining accrual related to these opioid litigation matters was approximately $3.4 billion. The amount of ultimate loss may differ from the amount accrued by the Company.

The State of Maryland has elected not to participate, and thus subdivisions within the State of Maryland may not participate, in the settlement. The State of Maryland has issued a civil subpoena for information from the Company, and litigation is pending with certain subdivisions within the State of Maryland as well as other non-participating subdivisions in other geographies, including the City of Philadelphia, and private parties such as hospitals. In May 2026, a Florida state court entered a directed verdict in favor of the Company and other defendants in a case brought by a group of Florida hospitals; a trial in that matter had concluded in December 2025 when the Court declared a mistrial due to a deadlocked jury. The plaintiffs have filed a notice of appeal. The Company is defending itself against the claims made in these cases.

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

U.S. ex rel. Bassan et al. v. Omnicare, Inc. and CVS Health Corp. (U.S. District Court for the Southern District of New York). In December 2019, the U.S. Attorney’s Office for the Southern District of New York filed a complaint-in-intervention in this previously sealed qui tam case. The complaint alleges that for certain non-skilled nursing facilities, Omnicare, LLC (“Omnicare”) improperly filled prescriptions where a valid prescription did not exist and that these dispensing events violated the federal False Claims Act. In April 2025, the jury found both Omnicare and CVS Health Corporation liable. The jury awarded approximately $136 million due to Omnicare’s conduct. This amount is automatically required to be tripled by statute to approximately $407 million. Accordingly, a litigation reserve was recorded related to this matter in the three months ended March 31, 2025. The jury found no damages attributable to CVS Health Corporation. In July 2025, the Court awarded penalties against Omnicare for $542 million, for which the Company recorded an incremental litigation reserve in the three months ended June 30, 2025. The Court also found CVS Health Corporation to be jointly and severally liable for $165 million of the $542 million in penalties. The Company has filed an appeal to the Second Circuit. On September 22, 2025, Omnicare initiated a voluntary court-supervised Chapter 11 bankruptcy process and was deconsolidated in the three months ended September 30, 2025. The litigation reserve of $165 million that CVS Health Corporation was jointly and severally liable for remained as a liability on the unaudited condensed consolidated balance sheet as of June 30, 2026. In July 2026, CVS Health Corporation entered into agreements with the DOJ and the Unsecured Creditors’ Committee which remain subject to Bankruptcy Court approval and the closing of the sale of Omnicare’s assets, among other conditions. These agreements provide that the DOJ will receive a minimum of $440 million from Omnicare and CVS Health Corporation. CVS Health Corporation will pay $130 million to the DOJ within two weeks of the agreements’ effective date, at which point CVS Health Corporation’s and Omnicare’s appeals will be dismissed. Omnicare will transfer to the DOJ any proceeds from the sale or liquidation of assets in its estate that remain after payment of all senior claims. In the event the DOJ does not receive at least $310 million in payments from Omnicare by March 15, 2028, CVS Health Corporation will guarantee the DOJ’s collection of any portion of the $310 million that is not satisfied by March 31, 2028.

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

The Company is facing multiple lawsuits, including by state Attorneys General, private parties and putative class action plaintiffs, regarding Aetna’s use of third-party vendors, including Claritev (formerly MultiPlan), for the repricing of claims for reimbursement by out-of-network providers. These complaints, brought by a number of different types of plaintiffs under a variety of legal theories, generally allege that Claritev engages in a price-fixing conspiracy among Claritev and health insurers to set artificially low reimbursement rates for facilities and professionals not participating in the insurers’ networks. The majority of these cases have now been transferred into a multi-district litigation in the U.S. District Court for the Northern District of Illinois. The Company is defending itself against these claims.

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

U.S. ex rel. Andrew Shea v. Aetna Life Insurance Company, et al. (U.S. District Court for the District of Massachusetts). In May 2025, the U.S. Attorney’s Office for the District of Massachusetts filed a complaint-in-intervention in this previously sealed qui tam case. The complaint alleges that the Company and two other large health insurance companies paid kickbacks to insurance brokers to induce them to direct patients to their Medicare Advantage plans and, as a result, claims made to the government in connection with those plans violated the federal False Claims Act and Anti-Kickback Statute. The complaint also alleges that the Company engaged in discriminatory conduct. The Company is defending itself against these claims.

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

The following are reconciliations of financial measures of the Company’s segments to the consolidated totals:

	Three Months Ended June 30, 2026
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$36,999	$45,389	$23,054	$13	$105,455
Intersegment revenues	31	6,407	10,762	—	17,200
Net investment income (loss)	508	(1)	—	134	641
Total revenues	37,538	51,795	33,816	147	123,296
Intersegment eliminations (2)					(17,200)
Total consolidated revenues					$106,096
Less: Net realized capital gains (losses)	2	—	—	(15)
Cost of products sold	—	47,908	27,282	—
Health care costs	30,692	1,350	—	44
Operating expenses, excluding other segment items (3)	4,418	804	5,059	595
Adjusted operating income (loss)	$2,426	$1,733	$1,475	$(477)	$5,157

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					431
Net realized capital losses (5)					13
Acquisition-related integration costs (6)					10
Operating income (GAAP measure)					4,703
Interest expense					(757)
Other income					31
Income before income tax provision					$3,977

Depreciation and amortization	$348	$251	$415	$112	$1,126

	Three Months Ended June 30, 2025
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$35,831	$40,118	$22,466	$13	$98,428
Intersegment revenues	20	6,338	11,115	—	17,473
Net investment income (loss)	407	(3)	—	83	487
Total revenues	36,258	46,453	33,581	96	116,388
Intersegment eliminations (2)					(17,473)
Total consolidated revenues					$98,915
Less: Net realized capital losses	(13)	—	—	(14)
Cost of products sold	—	43,080	27,554	—
Health care costs	30,740	1,101	—	40
Operating expenses, excluding other segment items (3)	4,223	697	4,689	483
Adjusted operating income (loss)	$1,308	$1,575	$1,338	$(413)	$3,808

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					494
Net realized capital losses (5)					27
Acquisition-related integration costs (6)					28
Legacy litigation charges (7)					833
Loss on Accountable Care assets (8)					41
Office real estate optimization charges (9)					4
Operating income (GAAP measure)					2,381
Interest expense					(763)
Other income					29
Income before income tax provision					$1,647

Depreciation and amortization	$419	$260	$389	$103	$1,171

	Six Months Ended June 30, 2026
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$72,476	$87,998	$44,806	$27	$205,307
Intersegment revenues	63	12,035	20,999	—	33,097
Net investment income (loss)	970	(1)	—	246	1,215
Total revenues	73,509	100,032	65,805	273	239,619
Intersegment eliminations (2)					(33,097)
Total consolidated revenues					$206,522
Less: Net realized capital gains (losses)	3	—	—	(32)
Cost of products sold	—	92,627	53,072	—
Health care costs	59,271	2,652	—	90
Operating expenses, excluding other segment items (3)	8,768	1,531	10,061	1,269
Adjusted operating income (loss)	$5,467	$3,222	$2,672	$(1,054)	$10,307

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					873
Net realized capital losses (5)					29
Acquisition-related integration costs (6)					22
Operating income (GAAP measure)					9,383
Interest expense					(1,531)
Other income					63
Income before income tax provision					$7,915

Depreciation and amortization	$688	$509	$821	$223	$2,241

	Six Months Ended June 30, 2025
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$70,236	$78,214	$44,019	$27	$192,496
Intersegment revenues	38	11,690	21,474	—	33,202
Net investment income	794	11	—	202	1,007
Total revenues	71,068	89,915	65,493	229	226,705
Intersegment eliminations (2)					(33,202)
Total consolidated revenues					$193,503
Less: Net realized capital gains (losses)	(34)	15	—	(29)
Cost of products sold	—	83,195	53,358	—
Health care costs	59,377	2,148	—	86
Operating expenses, excluding other segment items (3)	8,424	1,379	9,484	915
Adjusted operating income (loss)	$3,301	$3,178	$2,651	$(743)	$8,387

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					993
Net realized capital losses (5)					48
Acquisition-related integration costs (6)					73
Legacy litigation charges (7)					1,220
Loss on Accountable Care assets (8)					288
Office real estate optimization charges (9)					10
Operating income (GAAP measure)					5,755
Interest expense					(1,548)
Other income					57
Income before income tax provision					$4,264

Depreciation and amortization	$824	$521	$773	$207	$2,325
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $2.8 billion and $2.7 billion of retail co-payments for the three months ended June 30, 2026 and 2025, respectively. Total revenues of the Health Services segment include approximately $6.6 billion and $6.4 billion of retail co-payments for the six months ended June 30, 2026 and 2025, respectively.
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

(6)During the three and six months ended June 30, 2026 and 2025, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related integration costs are reflected in operating expenses within the Corporate/Other segment.
(7)During the three and six months ended June 30, 2025, the Company recorded legacy litigation charges related to two court decisions associated with its past business practices. The legacy litigation charges were reflected in operating expenses within the Pharmacy & Consumer Wellness and Health Services segments.
(8)During the three and six months ended June 30, 2025, the loss on the wind down and sale of Accountable Care assets represents the pre-tax loss on the divestiture of the Company’s MSSP operations, as well as costs incurred in connection with the wind down of the Company’s ACO REACH operations. The loss on Accountable Care assets was reflected in operating expenses within the Health Services segment.
(9)During the three and six months ended June 30, 2025, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the Company’s evaluation of corporate office real estate space. The office real estate optimization charges were reflected in operating expenses within each segment.

Index to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of June 30, 2026, the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2026 and 2025, the related condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2026 and 2025 and June 30, 2026 and 2025, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 5, 2026

Form 10-Q Table of Contents
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading health solutions company simplifying health care one person, one family and one community at a time. As of June 30, 2026, the Company had approximately 9,000 retail locations, more than 1,000 walk-in and primary care medical clinics and a leading pharmacy benefits manager with approximately 87 million plan members and expanding specialty pharmacy solutions. The Company also serves an estimated 37 million people through a broad range of health insurance products and related services. The Company is creating new sources of value through its integrated model, allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

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

Health Services Segment

The Health Services segment provides a full range of pharmacy benefit management (“PBM”) solutions through its CVS Caremark® operations and delivers health care services in its medical clinics, virtually, and in the home. PBM solutions include plan design offerings and administration, formulary management, retail pharmacy network management services, and specialty and mail order pharmacy services. In addition, the Company provides clinical services, disease management services, medical spend management and pharmacy and/or other administrative services for providers and federal 340B drug pricing program covered entities (“Covered Entities”). The Company operates a group purchasing organization that negotiates pricing for the purchase of pharmaceuticals and rebates with pharmaceutical manufacturers on behalf of its participants and provides various administrative, management and reporting services to pharmaceutical manufacturers. The segment also works directly with pharmaceutical manufacturers to commercialize and/or co-produce high quality biosimilar products through its Cordavis® subsidiary. The Health Services segment’s health care delivery assets include Signify Health, Inc. (“Signify Health”), a leader in health risk assessments, and Oak Street Health, Inc. (“Oak Street Health”), a leading multi-payor operator of value-based primary care centers serving Medicare eligible patients.

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

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three and six months ended June 30, 2026 and 2025, and the significant developments affecting the Company’s financial condition since December 31, 2025. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the 2025 Form 10-K.

Summary of Consolidated Financial Results

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2026 vs 2025		Six Months Ended June 30, 2026 vs 2025
In millions	2026	2025	2026	2025	$	%	$	%
Revenues:
Products	$66,219	$60,607	$128,445	$118,276	$5,612	9.3%	$10,169	8.6%
Premiums	35,117	34,195	68,908	67,015	922	2.7%	1,893	2.8%
Services	4,119	3,626	7,954	7,205	493	13.6%	749	10.4%
Net investment income	641	487	1,215	1,007	154	31.6%	208	20.7%
Total revenues	106,096	98,915	206,522	193,503	7,181	7.3%	13,019	6.7%
Operating costs:
Cost of products sold	58,862	54,005	114,306	105,062	4,857	9.0%	9,244	8.8%
Health care costs	31,485	31,317	60,843	60,452	168	0.5%	391	0.6%
Operating expenses	11,046	11,212	21,990	22,234	(166)	(1.5)%	(244)	(1.1)%
Total operating costs	101,393	96,534	197,139	187,748	4,859	5.0%	9,391	5.0%
Operating income	4,703	2,381	9,383	5,755	2,322	97.5%	3,628	63.0%
Interest expense	(757)	(763)	(1,531)	(1,548)	6	0.8%	17	1.1%
Other income	31	29	63	57	2	6.9%	6	10.5%
Income before income tax provision	3,977	1,647	7,915	4,264	2,330	141.5%	3,651	85.6%
Income tax provision	982	634	1,963	1,469	348	54.9%	494	33.6%
Net income	2,995	1,013	5,952	2,795	1,982	195.7%	3,157	113.0%
Net (income) loss attributable to noncontrolling interests	(16)	8	(30)	5	(24)	(300.0)%	(35)	(700.0)%
Net income attributable to CVS Health	$2,979	$1,021	$5,922	$2,800	$1,958	191.8%	$3,122	111.5%

Commentary - Three Months Ended June 30, 2026 vs. 2025

Revenues
•Total revenues increased $7.2 billion, or 7.3%, in the three months ended June 30, 2026 compared to the prior year driven by revenue growth across all operating segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses decreased $166 million, or 1.5%, in the three months ended June 30, 2026 compared to the prior year primarily due to the absence of $833 million in legacy litigation charges recorded in the prior year, partially offset by continued business investments and operating expenses to support increased volume from the Rite Aid asset acquisitions.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income increased $2.3 billion, or 97.5%, in the three months ended June 30, 2026 compared to the prior year primarily due to improved operating performance across all operating segments, as well as the absence of $833 million in legacy litigation charges recorded in the prior year.

•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Income tax provision
•The effective income tax rate was 24.7% for the three months ended June 30, 2026 compared to 38.5% for the three months ended June 30, 2025. The change in the effective income tax rate was primarily due to the absence of the impact of the non-deductible legacy litigation charges recorded in the prior year.

Commentary - Six Months Ended June 30, 2026 vs. 2025

Revenues
•Total revenues increased $13.0 billion, or 6.7%, in the six months ended June 30, 2026 compared to the prior year driven by revenue growth across all operating segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses decreased $244 million, or 1.1%, in the six months ended June 30, 2026 compared to the prior year primarily due to the absence of $1.2 billion in legacy litigation charges and $288 million in pre-tax losses on the wind down and sale of Accountable Care assets, both recorded in the prior year, partially offset by continued business investments, operating expenses to support increased volume from the Rite Aid asset acquisitions and the retroactive effect of a change in a state law related to non-income taxes.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income increased $3.6 billion, or 63.0%, in the six months ended June 30, 2026 compared to the prior year primarily due to improved operating performance in the Health Care Benefits segment, as well as the absence of the $1.2 billion in legacy litigation charges and the $288 million in pre-tax losses on the wind down and sale of Accountable Care assets, both recorded in the prior year.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Income tax provision
•The effective income tax rate was 24.8% for the six months ended June 30, 2026 compared to 34.5% for the six months ended June 30, 2025. The change in the effective income tax rate was primarily due to the absence of the impact of the non-deductible legacy litigation charges recorded in the prior year.

Trends and Uncertainties

The Company believes you should consider the following business and regulatory trends and uncertainties:

Business Trends and Uncertainties
•Utilization persisted at elevated levels in the second quarter of 2026. Although the level of utilization is difficult to accurately predict, utilization beyond current elevated levels may pressure the Company’s Health Care Benefits segment and its health care delivery assets in its Health Services segment in 2026.
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
•The environment for the federal 340B drug pricing program remains dynamic and may continue to impact the Company’s Health Services segment.
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

The following are reconciliations of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
June 30, 2026
Total revenues	$37,538	$51,795	$33,816	$147	$(17,200)	$106,096
Adjusted operating income (loss)	2,426	1,733	1,475	(477)	—	5,157
June 30, 2025
Total revenues	$36,258	$46,453	$33,581	$96	$(17,473)	$98,915
Adjusted operating income (loss)	1,308	1,575	1,338	(413)	—	3,808

Six Months Ended
June 30, 2026
Total revenues	$73,509	$100,032	$65,805	$273	$(33,097)	$206,522
Adjusted operating income (loss)	5,467	3,222	2,672	(1,054)	—	10,307
June 30, 2025
Total revenues	$71,068	$89,915	$65,493	$229	$(33,202)	$193,503
Adjusted operating income (loss)	3,301	3,178	2,651	(743)	—	8,387
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $2.8 billion and $2.7 billion of retail co-payments for the three months ended June 30, 2026 and 2025, respectively, and $6.6 billion and $6.4 billion of retail co-payments for the six months ended June 30, 2026 and 2025, respectively.
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

The following are reconciliations of consolidated operating income (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income (loss) to segment adjusted operating income (loss):

	Three Months Ended June 30, 2026
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$2,191	$1,603	$1,411	$(502)	$4,703
Amortization of intangible assets (1)	237	130	64	—	431
Net realized capital (gains) losses (2)	(2)	—	—	15	13
Acquisition-related integration costs (3)	—	—	—	10	10
Adjusted operating income (loss)	$2,426	$1,733	$1,475	$(477)	$5,157

	Three Months Ended June 30, 2025
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$1,002	$1,102	$736	$(459)	$2,381
Amortization of intangible assets (1)	293	141	60	—	494
Net realized capital losses (2)	13	—	—	14	27
Acquisition-related integration costs (3)	—	—	—	28	28
Legacy litigation charges (4)	—	291	542	—	833
Loss on Accountable Care assets (5)	—	41	—	—	41
Office real estate optimization charges (6)	—	—	—	4	4
Adjusted operating income (loss)	$1,308	$1,575	$1,338	$(413)	$3,808

	Six Months Ended June 30, 2026
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$4,997	$2,950	$2,545	$(1,109)	$9,383
Amortization of intangible assets (1)	473	272	127	1	873
Net realized capital (gains) losses (2)	(3)	—	—	32	29
Acquisition-related integration costs (3)	—	—	—	22	22
Adjusted operating income (loss)	$5,467	$3,222	$2,672	$(1,054)	$10,307

	Six Months Ended June 30, 2025
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$2,676	$2,329	$1,600	$(850)	$5,755
Amortization of intangible assets (1)	587	285	120	1	993
Net realized capital (gains) losses (2)	34	(15)	—	29	48
Acquisition-related integration costs (3)	—	—	—	73	73
Legacy litigation charges (4)	—	291	929	—	1,220
Loss on Accountable Care assets (5)	—	288	—	—	288
Office real estate optimization charges (6)	4	—	2	4	10
Adjusted operating income (loss)	$3,301	$3,178	$2,651	$(743)	$8,387
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
(3)During the three and six months ended June 30, 2026 and 2025, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related integration costs are reflected in operating expenses within the Corporate/Other segment.
(4)During the three and six months ended June 30, 2025, the Company recorded legacy litigation charges related to two court decisions associated with its past business practices. The legacy litigation charges were reflected in operating expenses within the Pharmacy & Consumer Wellness and Health Services segments.
(5)During the three and six months ended June 30, 2025, the loss on the wind down and sale of Accountable Care assets represents the pre-tax loss on the divestiture of the Company’s Medicare Shared Savings Program (“MSSP”) operations, as well as costs incurred in connection with the wind down of the Company’s ACO REACH operations. The loss on Accountable Care assets was reflected in operating expenses within the Health Services segment.
(6)During the three and six months ended June 30, 2025, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the Company’s evaluation of corporate office real estate space. The office real estate optimization charges were reflected in operating expenses within each segment.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2026 vs 2025		Six Months Ended June 30, 2026 vs 2025
In millions, except percentages and basis points (“bps”)	2026	2025	2026	2025	$	%	$	%
Revenues:
Premiums	$35,119	$34,184	$68,911	$66,992	$935	2.7%	$1,919	2.9%
Services	1,911	1,667	3,628	3,282	244	14.6%	346	10.5%
Net investment income	508	407	970	794	101	24.8%	176	22.2%
Total revenues	37,538	36,258	73,509	71,068	1,280	3.5%	2,441	3.4%
Health care costs	30,692	30,740	59,271	59,377	(48)	(0.2)%	(106)	(0.2)%
MBR (Health care costs as a % of premium revenues)	87.4%	89.9%	86.0%	88.6%	(250)	bps	(260)	bps
Operating expenses	$4,655	$4,516	$9,241	$9,015	$139	3.1%	$226	2.5%
Operating expenses as a % of total revenues	12.4%	12.5%	12.6%	12.7%
Operating income	$2,191	$1,002	$4,997	$2,676	$1,189	118.7%	$2,321	86.7%
Operating income as a % of total revenues	5.8%	2.8%	6.8%	3.8%
Adjusted operating income (1)	$2,426	$1,308	$5,467	$3,301	$1,118	85.5%	$2,166	65.6%
Adjusted operating income as a % of total revenues	6.5%	3.6%	7.4%	4.6%
Premium revenues (by business):
Government	$28,494	$25,930	$56,277	$50,832	$2,564	9.9%	$5,445	10.7%
Commercial	6,625	8,254	12,634	16,160	(1,629)	(19.7)%	(3,526)	(21.8)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Care Benefits segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended June 30, 2026 vs. 2025

Revenues
•Total revenues increased $1.3 billion, or 3.5%, in the three months ended June 30, 2026 compared to the prior year primarily driven by an increase in the Government business, partially offset by a decline as a result of the Company’s exit of the individual exchange business in 2026.

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
•The MBR decreased to 87.4% in the three months ended June 30, 2026 compared to 89.9% in the prior year primarily driven by improved underlying performance in the Government business and the absence of a $471 million premium deficiency reserve recorded within the Group Medicare Advantage product line in the prior year.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses increased $139 million, or 3.1%, in the three months ended June 30, 2026 compared to the prior year primarily driven by increased business investments.

Adjusted operating income
•Adjusted operating income increased $1.1 billion, or 85.5%, for the three months ended June 30, 2026 compared to the prior year primarily driven by improved underlying performance in the Government business and the absence of the premium deficiency reserve recorded in the prior year.

Commentary - Six Months Ended June 30, 2026 vs. 2025

Revenues
•Total revenues increased $2.4 billion, or 3.4%, in the six months ended June 30, 2026 compared to the prior year primarily driven by an increase in the Government business, partially offset by a decline as a result of the Company’s exit of the individual exchange business in 2026.

Medical Benefit Ratio
•The MBR decreased to 86.0% in the six months ended June 30, 2026 compared to 88.6% in the prior year primarily driven by improved underlying performance in the Government business and the absence of $902 million of premium deficiency reserves recorded as health care costs in the prior year, partially offset by lower favorable prior period development.

Operating expenses
•Operating expenses increased $226 million, or 2.5%, in the six months ended June 30, 2026 compared to the prior year primarily driven by increased business investments.

Adjusted operating income
•Adjusted operating income increased $2.2 billion, or 65.6%, in the six months ended June 30, 2026 compared to the prior year primarily driven by improved underlying performance in the Government business and the absence of the premium deficiency reserves recorded in the prior year, partially offset by lower favorable prior period development.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	June 30, 2026			March 31, 2026			December 31, 2025			June 30, 2025
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	2,487	15,833	18,320	2,462	15,872	18,334	3,447	15,350	18,797	3,608	15,251	18,859
Medicare Advantage	4,202	—	4,202	4,175	—	4,175	4,267	—	4,267	4,240	—	4,240
Medicare Supplement	1,176	—	1,176	1,192	—	1,192	1,202	—	1,202	1,236	—	1,236
Medicaid	1,964	361	2,325	1,938	366	2,304	1,952	373	2,325	1,985	401	2,386
Total medical membership	9,829	16,194	26,023	9,767	16,238	26,005	10,868	15,723	26,591	11,069	15,652	26,721

Supplemental membership information:
Medicare Prescription Drug Plan (stand-alone)			3,870			3,889			4,041			4,065

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
•Medical membership as of June 30, 2026 of 26.0 million remained consistent compared with March 31, 2026.
•Medical membership as of June 30, 2026 of 26.0 million decreased approximately 700,000 members compared with June 30, 2025 reflecting the Company’s exit of the individual exchange business in 2026, partially offset by an increase in Commercial ASC membership.

Medicare Update
On April 6, 2026, the U.S. Centers for Medicare & Medicaid Services (“CMS”) issued its final notice detailing final 2027 Medicare Advantage payment rates. Final 2027 Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 2.48%, excluding the CMS estimate of Medicare Advantage risk score trend.

Health Services Segment

The following table summarizes the Health Services segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2026 vs 2025		Six Months Ended June 30, 2026 vs 2025
In millions, except percentages	2026	2025	2026	2025	$	%	$	%
Revenues:
Products	$49,216	$44,223	$94,942	$85,358	$4,993	11.3%	$9,584	11.2%
Services	2,580	2,233	5,091	4,546	347	15.5%	545	12.0%
Net investment income (loss)	(1)	(3)	(1)	11	2	66.7%	(12)	(109.1)%
Total revenues	51,795	46,453	100,032	89,915	5,342	11.5%	10,117	11.3%
Cost of products sold	47,908	43,080	92,627	83,195	4,828	11.2%	9,432	11.3%
Health care costs	1,350	1,101	2,652	2,148	249	22.6%	504	23.5%
Operating expenses	934	1,170	1,803	2,243	(236)	(20.2)%	(440)	(19.6)%
Operating expenses as a % of total revenues	1.8%	2.5%	1.8%	2.5%
Operating income	$1,603	$1,102	$2,950	$2,329	$501	45.5%	$621	26.7%
Operating income as a % of total revenues	3.1%	2.4%	2.9%	2.6%
Adjusted operating income (1)	$1,733	$1,575	$3,222	$3,178	$158	10.0%	$44	1.4%
Adjusted operating income as a % of total revenues	3.3%	3.4%	3.2%	3.5%
Revenues (by distribution channel):
Pharmacy network (2)	$26,617	$24,665	$51,766	$47,779	$1,952	7.9%	$3,987	8.3%
Mail & specialty (3)	22,577	19,611	43,083	37,679	2,966	15.1%	5,404	14.3%
Net investment income (loss)	(1)	(3)	(1)	11	2	66.7%	(12)	(109.1)%
Other	2,602	2,180	5,184	4,446	422	19.4%	738	16.6%
Pharmacy claims processed (4)	473.0	469.0	937.7	933.2	4.0	0.9%	4.5	0.5%
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

Commentary - Three Months Ended June 30, 2026 vs. 2025

Revenues
•Total revenues increased $5.3 billion, or 11.5%, in the three months ended June 30, 2026 compared to the prior year primarily driven by pharmacy drug mix and brand inflation, partially offset by continued pharmacy client price improvements.

Operating expenses
•Operating expenses in the Health Services segment include selling, general and administrative expenses, as well as depreciation and amortization expense.
•Operating expenses decreased $236 million, or 20.2%, in the three months ended June 30, 2026 compared to the prior year primarily driven by the absence of a $291 million legacy litigation charge recorded in the prior year.

Adjusted operating income
•Adjusted operating income increased $158 million, or 10.0%, in the three months ended June 30, 2026 compared to the prior year primarily driven by improved purchasing economics, pharmacy drug mix and modest improvement in the

Company’s health care delivery business. These increases were partially offset by continued pharmacy client price improvements.

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
•Pharmacy claims processed remained consistent on a 30-day equivalent basis in the three months ended June 30, 2026 compared to the prior year.

Commentary - Six Months Ended June 30, 2026 vs. 2025

Revenues
•Total revenues increased $10.1 billion, or 11.3%, in the six months ended June 30, 2026 compared to the prior year primarily driven by pharmacy drug mix and brand inflation, partially offset by continued pharmacy client price improvements.

Operating expenses
•Operating expenses decreased $440 million, or 19.6%, in the six months ended June 30, 2026 compared to the prior year primarily due to the absence of the $291 million legacy litigation charge and $288 million in pre-tax losses on the wind down and sale of Accountable Care assets, both recorded in the prior year.

Adjusted operating income
•Adjusted operating income increased slightly in the six months ended June 30, 2026 compared to the prior year primarily driven by improved purchasing economics, pharmacy drug mix and modest improvement in the Company’s health care delivery business. These increases were largely offset by continued pharmacy client price improvements.

Pharmacy claims processed
•The Company’s pharmacy claims processed remained consistent on a 30-day equivalent basis in the six months ended June 30, 2026 compared to the prior year.

Pharmacy & Consumer Wellness Segment

The following table summarizes the Pharmacy & Consumer Wellness segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2026 vs 2025		Six Months Ended June 30, 2026 vs 2025
In millions, except percentages	2026	2025	2026	2025	$	%	$	%
Revenues:
Products	$33,152	$32,942	$64,491	$64,227	$210	0.6%	$264	0.4%
Services	664	639	1,314	1,266	25	3.9%	48	3.8%
Total revenues	33,816	33,581	65,805	65,493	235	0.7%	312	0.5%
Cost of products sold	27,282	27,554	53,072	53,358	(272)	(1.0)%	(286)	(0.5)%
Operating expenses	5,123	5,291	10,188	10,535	(168)	(3.2)%	(347)	(3.3)%
Operating expenses as a % of total revenues	15.1%	15.8%	15.5%	16.1%
Operating income	$1,411	$736	$2,545	$1,600	$675	91.7%	$945	59.1%
Operating income as a % of total revenues	4.2%	2.2%	3.9%	2.4%
Adjusted operating income (1)	$1,475	$1,338	$2,672	$2,651	$137	10.2%	$21	0.8%
Adjusted operating income as a % of total revenues	4.4%	4.0%	4.1%	4.0%
Revenues (by major goods/service lines):
Pharmacy	$27,781	$27,631	$53,904	$53,707	$150	0.5%	$197	0.4%
Front Store	5,407	5,368	10,666	10,611	39	0.7%	55	0.5%
Other	628	582	1,235	1,175	46	7.9%	60	5.1%
Prescriptions filled (2)	457.0	438.1	908.2	873.6	18.9	4.3%	34.6	4.0%
Same store sales increase: (3)
Total	2.6%	15.4%	2.7%	14.8%
Pharmacy	2.9%	18.1%	3.0%	17.9%
Front Store	1.0%	3.4%	1.1%	1.5%
Prescription volume (2)	7.0%	6.4%	6.9%	6.5%
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

Commentary - Three Months Ended June 30, 2026 vs. 2025

Revenues
•Total revenues increased slightly in the three months ended June 30, 2026 compared to the prior year primarily driven by pharmacy drug mix, increased prescription volume, including contributions from the Company’s Rite Aid asset acquisitions which were completed during the third quarter of 2025, and brand inflation. These increases were largely offset by regulatory-related price reductions on certain drugs, the impact of recent generic drug introductions and pharmacy reimbursement pressure.
•Pharmacy same store sales increased 2.9% in the three months ended June 30, 2026 compared to the prior year. The increase was primarily driven by pharmacy drug mix, the 7.0% increase in pharmacy same store prescription volume on a 30-day equivalent basis and brand inflation. These increases were partially offset by regulatory-related price reductions on certain drugs, the impact of recent generic drug introductions and pharmacy reimbursement pressure.

•Front store same store sales increased 1.0% in the three months ended June 30, 2026 compared to the prior year.

Operating expenses
•Operating expenses in the Pharmacy & Consumer Wellness segment consist of selling, general and administrative expenses which include payroll, employee benefits and occupancy costs associated with the segment’s stores and pharmacy fulfillment operations, advertising expenses, as well as depreciation and amortization expense.
•Operating expenses decreased $168 million, or 3.2%, in the three months ended June 30, 2026 compared to the prior year primarily due to the absence of a $542 million legacy litigation charge recorded in the prior year, partially offset by continued business investments and operating expenses to support increased volume from the Rite Aid asset acquisitions.

Adjusted operating income
•Adjusted operating income increased $137 million, or 10.2%, in the three months ended June 30, 2026 compared to the prior year primarily driven by core pharmacy strength and contributions from the Company’s Rite Aid asset acquisitions. These increases were partially offset by continued business investments and the impact of consumer dynamics.

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
•Prescriptions filled increased 4.3% on a 30-day equivalent basis in the three months ended June 30, 2026 compared to the prior year primarily driven by incremental volume resulting from the Company’s Rite Aid prescription file acquisitions and increased utilization, partially offset by the absence of long-term care pharmacy prescription volume following the deconsolidation of Omnicare in September 2025.

Commentary - Six Months Ended June 30, 2026 vs. 2025

Revenues
•Total revenues increased slightly in the six months ended June 30, 2026 compared to the prior year primarily driven by pharmacy drug mix, increased prescription volume, including contributions from the Company’s Rite Aid asset acquisitions, and brand inflation. These increases were largely offset by regulatory-related price reductions on certain drugs, the impact of recent generic drug introductions and pharmacy reimbursement pressure.
•Pharmacy same store sales increased 3.0% in the six months ended June 30, 2026 compared to the prior year. The increase was primarily driven by pharmacy drug mix, the 6.9% increase in pharmacy same store prescription volume on a 30-day equivalent basis and brand inflation. These increases were partially offset by regulatory-related price reductions on certain drugs, the impact of recent generic drug introductions and pharmacy reimbursement pressure.
•Front store same store sales increased 1.1% in the six months ended June 30, 2026 compared to the prior year.

Operating expenses
•Operating expenses decreased $347 million, or 3.3%, in the six months ended June 30, 2026 compared to the prior year primarily due to the absence of $929 million in legacy litigation charges recorded in the prior year, partially offset by continued business investments and operating expenses to support increased volume from the Rite Aid asset acquisitions.

Adjusted operating income
•Adjusted operating income increased slightly in the six months ended June 30, 2026 compared to the prior year primarily driven by core pharmacy strength and contributions from the Company’s Rite Aid asset acquisitions. These increases were largely offset by continued business investments and the impact of consumer dynamics.

Prescriptions filled
•Prescriptions filled increased 4.0% on a 30-day equivalent basis in the six months ended June 30, 2026 compared to the prior year primarily driven by incremental volume resulting from the Company’s Rite Aid prescription file acquisitions and increased utilization, partially offset by the absence of long-term care pharmacy prescription volume following the deconsolidation of Omnicare.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2026 vs 2025		Six Months Ended June 30, 2026 vs 2025
In millions, except percentages	2026	2025	2026	2025	$	%	$	%
Revenues:
Premiums	$11	$11	$23	$23	$—	—%	$—	—%
Services	2	2	4	4	—	—%	—	—%
Net investment income	134	83	246	202	51	61.4%	44	21.8%
Total revenues	147	96	273	229	51	53.1%	44	19.2%
Health care costs	44	40	90	86	4	10.0%	4	4.7%
Operating expenses	605	515	1,292	993	90	17.5%	299	30.1%
Operating loss	(502)	(459)	(1,109)	(850)	(43)	(9.4)%	(259)	(30.5)%
Adjusted operating loss (1)	(477)	(413)	(1,054)	(743)	(64)	(15.5)%	(311)	(41.9)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended June 30, 2026 vs. 2025

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues increased $51 million, or 53.1%, in the three months ended June 30, 2026 compared to the prior year driven by an increase in net investment income, reflecting increased income from private equity and equity fund investments and higher average fixed income investments in the three months ended June 30, 2026.

Adjusted operating loss
•Adjusted operating loss increased $64 million, or 15.5%, in the three months ended June 30, 2026 compared to the prior year primarily driven by increased business investments.

Commentary - Six Months Ended June 30, 2026 vs. 2025

Revenues
•Total revenues increased $44 million, or 19.2%, in the six months ended June 30, 2026 compared to the prior year driven by an increase in net investment income, reflecting increased income from private equity and equity fund investments in the six months ended June 30, 2026.

Adjusted operating loss
•Adjusted operating loss increased $311 million, or 41.9%, in the six months ended June 30, 2026 compared to the prior year primarily driven by the retroactive effect of a change in a state law related to non-income taxes and increased business investments.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of June 30, 2026, the Company had approximately $11.3 billion in cash and cash equivalents, approximately $2.7 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash during the six months ended June 30, 2026 and 2025 was as follows:

	Six Months Ended June 30,		Change
In millions, except percentages	2026	2025	$	%
Net cash provided by operating activities	$10,594	$6,453	$4,141	64.2%
Net cash used in investing activities	(2,758)	(1,786)	(972)	(54.4)%
Net cash used in financing activities	(5,011)	(1,526)	(3,485)	(228.4)%
Net increase in cash, cash equivalents and restricted cash	$2,825	$3,141	$(316)	(10.1)%

Commentary

•Net cash provided by operating activities increased by $4.1 billion in the six months ended June 30, 2026 compared to the prior year. The increase was primarily due to the timing of payments and receipts and improved operating performance in the Health Care Benefits segment in the six months ended June 30, 2026.
•Net cash used in investing activities increased by $972 million in the six months ended June 30, 2026 compared to the prior year. The increase was primarily due to higher net purchases of investments in the six months ended June 30, 2026.
•Net cash used in financing activities increased by $3.5 billion in the six months ended June 30, 2026 compared to the prior year primarily due to higher repayments of long-term debt during the six months ended June 30, 2026 compared to the prior year and proceeds from commercial paper borrowings in the six months ended June 30, 2025.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of June 30, 2026. In connection with its commercial paper program, the Company maintains three $2.5 billion, five-year unsecured back-up revolving credit facilities, which expire in May 2029, 2030 and 2031. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of June 30, 2026, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston (“FHLBB”)
A subsidiary of the Company is a member of the FHLBB. As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of June 30, 2026 was approximately $1.3 billion. As of June 30, 2026, there were no outstanding advances from the FHLBB.

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of June 30, 2026, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of June 30, 2026, the Company’s long-term debt was rated “BBB” by Fitch Ratings, Inc. (“Fitch”), “Baa3” by Moody’s Ratings (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “F2” by Fitch, “P-3” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Negative” by Fitch and “Stable” by Moody’s. In May 2026, S&P changed its outlook on the Company’s long-term debt from “Negative” to “Stable”. In assessing the Company’s credit strength, the Company believes that Fitch, Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies, as well as its consolidated balance sheet, its historical acquisition activity and other financial information, including the Company’s expectations for future earnings and cash flows. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot predict the future actions of Moody’s, S&P and/or Fitch. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Programs

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of June 30, 2026
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the six months ended June 30, 2026 and 2025, the Company did not repurchase any shares of its common stock.

Dividends

The quarterly cash dividend declared by the Board was $0.665 per share in both the three months ended June 30, 2026 and 2025. Cash dividends declared by the Board were $1.33 per share in both the six months ended June 30, 2026 and 2025. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

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

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of June 30, 2026, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended June 30, 2026, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase programs authorized by CVS Health Corporation’s Board of Directors on November 17, 2022 and December 9, 2021. See Note 5 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 through April 30, 2026	—	$—	—	$11,500,000,143
May 1, 2026 through May 31, 2026	—	$—	—	$11,500,000,143
June 1, 2026 through June 30, 2026	—	$—	—	$11,500,000,143
	—		—

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of CVS Health Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Fourth Amendment to Five Year Credit Agreement dated as of May 22, 2026, to the Five Year Credit Agreement dated as of May 16, 2019, by and among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.2
Fifth Amendment to Five Year Credit Agreement dated as of May 22, 2026, to the Five Year Credit Agreement dated as of May 11, 2021, by and among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.3
Third Amendment to Five Year Credit Agreement dated as of May 22, 2026, to the Five Year Credit Agreement dated as of May 16, 2022, by and among the Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.4*	Registrant’s 2026 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form S-8 filed May 22, 2026).

10.5*	Form of Restricted Stock Unit Agreement between the Registrant and selected employees of the Registrant.

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated August 5, 2026 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	August 5, 2026	By:	/s/ Brian O. Newman
Brian O. Newman
Executive Vice President and Chief Financial Officer