Form 10-Q
period 2026-09-30
CVS HEALTH Corp
filed 2026-11-04
CIK 64803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of October 28, 2026, the registrant had 1,279,474,188 shares of common stock issued and outstanding.

Form 10-Q Table of Contents
Part I.Financial Information

Item 1.Financial Statements

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2026 and 2025	2

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2026 and 2025	3

Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2026 and December 31, 2025	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2026 and 2025	5

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the three months ended September 30, 2026 and 2025, the three months ended June 30, 2026 and 2025 and the three months ended March 31, 2026 and 2025	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Report of Independent Registered Public Accounting Firm	36

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2026	2025	2026	2025
Revenues:
Products	$69,225	$64,590	$197,670	$182,866
Premiums	34,566	33,719	103,474	100,734
Services	3,961	3,930	11,915	11,135
Net investment income	647	632	1,862	1,639
Total revenues	108,399	102,871	314,921	296,374
Operating costs:
Cost of products sold	61,185	57,045	175,491	162,107
Health care costs	32,316	32,020	93,159	92,472
Operating expenses	11,332	11,288	33,322	33,522
Goodwill impairment	—	5,725	—	5,725
Total operating costs	104,833	106,078	301,972	293,826
Operating income (loss)	3,566	(3,207)	12,949	2,548
Gain on deconsolidation of subsidiary	—	483	—	483
Interest expense	(747)	(784)	(2,278)	(2,332)
Other income	30	26	93	83
Income (loss) before income tax provision	2,849	(3,482)	10,764	782
Income tax provision	678	508	2,641	1,977
Net income (loss)	2,171	(3,990)	8,123	(1,195)
Net (income) loss attributable to noncontrolling interests	1	15	(29)	20
Net income (loss) attributable to CVS Health	$2,172	$(3,975)	$8,094	$(1,175)

Net income (loss) per share attributable to CVS Health:
Basic	$1.70	$(3.13)	$6.33	$(0.93)
Diluted	$1.68	$(3.13)	$6.29	$(0.93)
Weighted average shares outstanding:
Basic	1,282	1,269	1,278	1,266
Diluted	1,291	1,269	1,286	1,266

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Net income (loss)	$2,171	$(3,990)	$8,123	$(1,195)
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)	(960)	192	(1,213)	595
Change in discount rate on long-duration insurance reserves	181	(50)	225	(60)
Foreign currency translation adjustments	—	6	(1)	10
Net cash flow hedges	(4)	(4)	(12)	(9)
Other comprehensive income (loss)	(783)	144	(1,001)	536
Comprehensive income (loss)	1,388	(3,846)	7,122	(659)
Comprehensive (income) loss attributable to noncontrolling interests	1	15	(29)	20
Comprehensive income (loss) attributable to CVS Health	$1,389	$(3,831)	$7,093	$(639)

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

In millions, except per share amounts	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$11,738	$8,453
Investments	3,149	2,145
Accounts receivable, net	42,073	39,779
Inventories	18,240	19,246
Other current assets	4,192	5,091
Total current assets	79,392	74,714
Long-term investments	34,066	32,669
Property and equipment, net	13,322	13,083
Operating lease right-of-use assets	14,226	14,973
Goodwill	85,478	85,478
Intangible assets, net	24,224	25,508
Other assets	7,367	7,113
Total assets	$258,075	$253,538

Liabilities:
Accounts payable	$17,875	$17,641
Pharmacy claims and discounts payable	26,296	26,344
Health care costs payable	16,858	15,399
Accrued expenses and other current liabilities	25,787	22,387
Other insurance liabilities	904	1,116
Current portion of operating lease liabilities	1,920	1,737
Current portion of long-term debt	3,457	4,068
Total current liabilities	93,097	88,692
Long-term operating lease liabilities	12,697	13,643
Long-term debt	57,223	60,502
Deferred income taxes	3,866	3,832
Other long-term insurance liabilities	4,231	4,716
Other long-term liabilities	6,272	6,771
Total liabilities	177,386	178,156

Shareholders’ equity:
Preferred stock, par value $0.01: 0.1 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01: 3,200 shares authorized; 1,796 shares issued and 1,280 shares outstanding as of September 30, 2026 and 1,787 shares issued and 1,271 shares outstanding as of December 31, 2025 and capital surplus	51,154	50,402
Treasury stock, at cost: 516 shares as of September 30, 2026 and December 31, 2025	(36,769)	(36,790)
Retained earnings	66,707	61,196
Accumulated other comprehensive income (loss)	(595)	406
Total CVS Health shareholders’ equity	80,497	75,214
Noncontrolling interests	192	168
Total shareholders’ equity	80,689	75,382
Total liabilities and shareholders’ equity	$258,075	$253,538

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2026	2025
Cash flows from operating activities:
Cash receipts from customers	$303,060	$283,378
Cash paid for inventory, prescriptions dispensed and health services rendered	(165,790)	(157,849)
Insurance benefits paid	(89,377)	(88,769)
Cash paid to other suppliers and employees	(30,874)	(27,308)
Interest and investment income received	1,593	1,494
Interest paid	(2,586)	(2,529)
Income taxes paid	(708)	(1,168)
Net cash provided by operating activities	15,318	7,249

Cash flows from investing activities:
Proceeds from sales and maturities of investments	10,382	9,640
Purchases of investments	(13,592)	(11,045)
Purchases of property and equipment	(2,357)	(2,048)
Acquisitions	(15)	(429)
Other	37	9
Net cash used in investing activities	(5,545)	(3,873)

Cash flows from financing activities:
Commercial paper borrowings (repayments), net	—	(872)
Proceeds from issuance of long-term debt	—	3,969
Repayments of long-term debt	(4,057)	(3,609)
Dividends paid	(2,578)	(2,552)
Proceeds from exercise of stock options	339	308
Payments for taxes related to net share settlement of equity awards	(175)	(145)
Other	(66)	(7)
Net cash used in financing activities	(6,537)	(2,908)
Net increase in cash, cash equivalents and restricted cash	3,236	468
Cash, cash equivalents and restricted cash at the beginning of the period	8,712	8,884
Cash, cash equivalents and restricted cash at the end of the period	$11,948	$9,352

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In millions	2026	2025
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$8,123	$(1,195)
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,373	3,459
Goodwill impairment	—	5,725
Stock-based compensation	610	400
Loss on sale of subsidiary	—	236
Gain on deconsolidation of subsidiary	—	(483)
Deferred income taxes and other items	(344)	(440)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,254)	(7,537)
Inventories	1,006	(982)
Other assets	532	(588)
Accounts payable and pharmacy claims and discounts payable	409	5,052
Health care costs payable and other insurance liabilities	1,053	734
Other liabilities	2,810	2,868
Net cash provided by operating activities	$15,318	$7,249

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance as of December 31, 2025	1,787	(516)	$50,402	$(36,790)	$61,196	$406	$75,214	$168	$75,382
Net income	—	—	—	—	2,943	—	2,943	14	2,957
Other comprehensive loss	—	—	—	—	—	(205)	(205)	—	(205)
Stock option activity, stock awards and other	1	—	277	—	—	—	277	—	277
ESPP issuances, net of purchase of treasury shares	—	1	—	84	—	—	84	—	84
Common stock dividends ($0.665 per share)	—	—	—	—	(857)	—	(857)	—	(857)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2026	1,788	(515)	50,679	(36,706)	63,282	201	77,456	181	77,637
Net income	—	—	—	—	2,979	—	2,979	16	2,995
Other comprehensive loss	—	—	—	—	—	(13)	(13)	—	(13)
Stock option activity, stock awards and other	7	—	289	—	—	—	289	—	289
Purchase of treasury shares, net of ESPP issuances	—	(2)	—	(146)	—	—	(146)	—	(146)
Common stock dividends ($0.665 per share)	—	—	—	—	(863)	—	(863)	—	(863)
Balance as of June 30, 2026	1,795	(517)	50,968	(36,852)	65,398	188	79,702	197	79,899
Net income	—	—	—	—	2,172	—	2,172	(1)	2,171
Other comprehensive loss (Note 6)	—	—	—	—	—	(783)	(783)	—	(783)
Stock option activity, stock awards and other	1	—	186	—	—	—	186	—	186
ESPP issuances, net of purchase of treasury shares	—	1	—	83	—	—	83	—	83
Common stock dividends ($0.665 per share)	—	—	—	—	(863)	—	(863)	—	(863)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Balance as of September 30, 2026	1,796	(516)	$51,154	$(36,769)	$66,707	$(595)	$80,497	$192	$80,689
_____________________________________________
(1)Treasury shares include 1 million shares held in trust and treasury stock includes $29 million related to shares held in trust as of September 30, 2026, June 30, 2026, March 31, 2026 and December 31, 2025.
(2)Common stock and capital surplus includes the par value of common stock of $18 million as of September 30, 2026, June 30, 2026, March 31, 2026 and December 31, 2025.

See accompanying notes to condensed consolidated financial statements (unaudited).

Index to Condensed Consolidated Financial Statements
CVS Health Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Attributable to CVS Health
	Number of shares outstanding		Common Stock and Capital Surplus (2)	Treasury Stock (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CVS Health Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	Common Shares	Treasury Shares (1)
In millions
Balance as of December 31, 2024	1,778	(518)	$49,661	$(36,818)	$62,837	$(120)	$75,560	$170	$75,730
Net income	—	—	—	—	1,779	—	1,779	3	1,782
Other comprehensive income	—	—	—	—	—	179	179	—	179
Stock option activity, stock awards and other	1	—	176	—	—	—	176	—	176
ESPP issuances, net of purchase of treasury shares	—	1	—	83	—	—	83	—	83
Common stock dividends ($0.665 per share)	—	—	—	—	(848)	—	(848)	—	(848)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	8	8
Balance as of March 31, 2025	1,779	(517)	49,837	(36,735)	63,768	59	76,929	181	77,110
Net income	—	—	—	—	1,021	—	1,021	(8)	1,013
Other comprehensive income	—	—	—	—	—	213	213	—	213
Stock option activity, stock awards and other	6	—	183	—	—	—	183	—	183
Purchase of treasury shares, net of ESPP issuances	—	(1)	—	(114)	—	—	(114)	—	(114)
Common stock dividends ($0.665 per share)	—	—	—	—	(853)	—	(853)	—	(853)
Other decreases in noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2025	1,785	(518)	50,020	(36,849)	63,936	272	77,379	172	77,551
Net loss	—	—	—	—	(3,975)	—	(3,975)	(15)	(3,990)
Other comprehensive income (Note 6)	—	—	—	—	—	144	144	—	144
Stock option activity, stock awards and other	1	—	161	—	—	—	161	—	161
ESPP issuances, net of purchase of treasury shares	—	2	—	73	—	—	73	—	73
Common stock dividends ($0.665 per share)	—	—	—	—	(854)	—	(854)	—	(854)
Other increases in noncontrolling interests	—	—	—	—	—	—	—	25	25
Balance as of September 30, 2025	1,786	(516)	$50,181	$(36,776)	$59,107	$416	$72,928	$182	$73,110
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

Index to Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Significant Accounting Policies

Description of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health” or the “Company”), is a leading health solutions company simplifying health care one person, one family and one community at a time. As of September 30, 2026, the Company had approximately 9,000 retail locations, more than 1,000 walk-in and primary care medical clinics and a leading pharmacy benefits manager with approximately 87 million plan members and expanding specialty pharmacy solutions. The Company also serves an estimated 37 million people through a broad range of health insurance products and related services. The Company is creating new sources of value through its integrated model, allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

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

Pharmacy & Consumer Wellness Segment
The Pharmacy & Consumer Wellness segment dispenses prescriptions in its CVS Pharmacy® retail locations and through its infusion operations, provides ancillary pharmacy services including pharmacy patient care programs and vaccination administration, and sells a wide assortment of health and wellness products and general merchandise. The segment also provides pharmacy fulfillment services to support the Health Services segment’s specialty and mail order pharmacy offerings. As of September 30, 2026, the Pharmacy & Consumer Wellness segment operated approximately 9,000 retail locations, as well as online retail pharmacy websites, retail specialty pharmacy stores, compounding pharmacies and branches for infusion and enteral nutrition services.

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

The following is a reconciliation of cash and cash equivalents on the unaudited condensed consolidated balance sheets to total cash, cash equivalents and restricted cash on the unaudited condensed consolidated statements of cash flows:

In millions	September 30, 2026	December 31, 2025
Cash and cash equivalents	$11,738	$8,453
Restricted cash (included in other current assets)	—	59
Restricted cash (included in other assets)	210	200
Total cash, cash equivalents and restricted cash in the statements of cash flows	$11,948	$8,712

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses, customer credit allowances, contractual allowances and estimated terminations. Accounts receivable, net as of September 30, 2026 and December 31, 2025 was composed of the following:

In millions	September 30, 2026	December 31, 2025
Trade receivables	$14,150	$10,563
Vendor and manufacturer receivables	16,188	15,564
Premium receivables	5,445	5,753
Other receivables	6,290	7,899
Total accounts receivable, net	$42,073	$39,779

The Company’s allowance for credit losses was $173 million and $182 million as of September 30, 2026 and December 31, 2025, respectively. When developing an estimate of the Company’s expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The Company’s accounts receivable are short duration in nature and typically settle in less than 30 days.

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

During the second quarter of 2026, the Company recorded a premium deficiency reserve of $15 million to health care costs related to one state in its Medicaid product line. As of September 30, 2026, the remaining premium deficiency reserve reflected in health care costs payable was $13 million. The Company did not establish any other premium deficiency reserves during the three and nine months ended September 30, 2026.

During the first quarter of 2025, the Company determined it had a premium deficiency in its individual exchange product line related to the remainder of the 2025 coverage year and, accordingly, recorded a premium deficiency reserve of $448 million. The premium deficiency reserve consisted of a $17 million write-off of unamortized acquisition costs, which was recorded in operating expenses, and $431 million recorded in health care costs. Additionally, during the second quarter of 2025, the Company recorded a premium deficiency reserve of $471 million to health care costs related to its Group Medicare Advantage product line for the remainder of the 2025 coverage year. The premium deficiency reserves were subsequently utilized throughout the remainder of 2025. The Company did not establish any other premium deficiency reserves during the three and nine months ended September 30, 2025.

Revenue Recognition

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major source in each segment for the three and nine months ended September 30, 2026 and 2025:

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Three Months Ended September 30, 2026
Major goods/services lines:
Pharmacy	$—	$51,411	$29,725	$—	$(17,073)	$64,063
Front Store	—	—	5,164	—	—	5,164
Premiums	34,569	—	—	11	(14)	34,566
Net investment income	455	—	—	192	—	647
Other	1,831	2,553	609	2	(1,036)	3,959
Total	$36,855	$53,964	$35,498	$205	$(18,123)	$108,399

Health Services distribution channel:
Pharmacy network (1)		$28,258
Mail & specialty (2)		23,153
Other		2,553
Total		$53,964

Three Months Ended September 30, 2025
Major goods/services lines:
Pharmacy	$—	$46,800	$30,428	$—	$(17,680)	$59,548
Front Store	—	—	5,192	—	—	5,192
Premiums	33,739	—	—	11	(31)	33,719
Net investment income (loss)	513	(1)	—	120	—	632
Other	1,741	2,467	594	2	(1,024)	3,780
Total	$35,993	$49,266	$36,214	$133	$(18,735)	$102,871

Health Services distribution channel:
Pharmacy network (1)		$26,408
Mail & specialty (2)		20,392
Net investment income (loss)		(1)
Other		2,467
Total		$49,266

In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations	Consolidated Totals
Nine Months Ended September 30, 2026
Major goods/services lines:
Pharmacy	$—	$146,260	$83,629	$—	$(48,061)	$181,828
Front Store	—	—	15,830	—	—	15,830
Premiums	103,480	—	—	34	(40)	103,474
Net investment income (loss)	1,425	(1)	—	438	—	1,862
Other	5,459	7,737	1,844	6	(3,119)	11,927
Total	$110,364	$153,996	$101,303	$478	$(51,220)	$314,921

Health Services distribution channel:
Pharmacy network (1)		$80,024
Mail & specialty (2)		66,236
Net investment income (loss)		(1)
Other		7,737
Total		$153,996

Nine Months Ended September 30, 2025
Major goods/services lines:
Pharmacy	$—	$132,258	$84,135	$—	$(48,989)	$167,404
Front Store	—	—	15,803	—	—	15,803
Premiums	100,731	—	—	34	(31)	100,734
Net investment income	1,307	10	—	322	—	1,639
Other	5,023	6,913	1,769	6	(2,917)	10,794
Total	$107,061	$139,181	$101,707	$362	$(51,937)	$296,374

Health Services distribution channel:
Pharmacy network (1)		$74,187
Mail & specialty (2)		58,071
Net investment income		10
Other		6,913
Total		$139,181
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

ACO REACH and MSSP Exit

Prior to the first quarter of 2025, the Company’s Health Services segment provided enablement services to health systems primarily through two programs administered by CMS: the Accountable Care Organization Realizing Equity, Access and Community Health (“ACO REACH”) program and the Medicare Shared Savings Program (“MSSP”). During the first quarter of 2025, the Company determined that it would substantially exit both the ACO REACH program and the MSSP as further described below. In connection with these actions, during the nine months ended September 30, 2025, the Company recorded expenses of $288 million, which were included in the loss on Accountable Care assets and reflected in operating expenses within the Health Services segment.

ACO REACH
In February 2025, the Company informed CMS of its plans to voluntarily terminate substantially all of its participation in the ACO REACH program effective March 31, 2025. In connection with the process of winding down its ACO REACH operations, the Company incurred costs of $52 million during the nine months ended September 30, 2025.

MSSP
In March 2025, the Company also divested its MSSP operations to Wellvana Health, LLC. The Company recorded a pre-tax loss on the divestiture of $236 million during the nine months ended September 30, 2025, which included the removal of intangible assets and goodwill totaling $342 million. The consideration received related to this agreement was not material.

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

2.Investments

Total investments as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026			December 31, 2025
In millions	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,868	$27,303	$30,171	$1,997	$26,721	$28,718
Mortgage loans	281	1,205	1,486	148	1,376	1,524
Other investments	—	5,558	5,558	—	4,572	4,572
Total investments	$3,149	$34,066	$37,215	$2,145	$32,669	$34,814

Debt Securities

Debt securities available for sale as of September 30, 2026 and December 31, 2025 were as follows:

In millions	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
Debt securities:
U.S. government securities	$3,133	$1	$(74)	$3,060
States, municipalities and political subdivisions	258	—	(17)	241
U.S. corporate securities	16,758	25	(775)	16,008
Foreign securities	3,338	16	(120)	3,234
Residential mortgage-backed securities	1,251	—	(88)	1,163
Commercial mortgage-backed securities	2,045	—	(96)	1,949
Other asset-backed securities	4,523	4	(25)	4,502
Redeemable preferred securities	14	—	—	14
Total debt securities (2)	$31,320	$46	$(1,195)	$30,171

December 31, 2025
Debt securities:
U.S. government securities	$2,691	$39	$(8)	$2,722
States, municipalities and political subdivisions	296	3	(7)	292
U.S. corporate securities	14,657	262	(231)	14,688
Foreign securities	2,981	78	(31)	3,028
Residential mortgage-backed securities	1,065	14	(29)	1,050
Commercial mortgage-backed securities	1,974	28	(23)	1,979
Other asset-backed securities	4,921	25	(2)	4,944
Redeemable preferred securities	15	—	—	15
Total debt securities (2)	$28,600	$449	$(331)	$28,718
_____________________________________________
(1)There was no allowance for expected credit losses recorded on available-for-sale debt securities as of September 30, 2026 or December 31, 2025.
(2)Investment risks associated with the Company’s experience-rated products generally do not impact the Company’s consolidated operating results. As of September 30, 2026, debt securities with a fair value of $430 million, gross unrealized capital gains of $2 million and gross unrealized capital losses of $36 million, and as of December 31, 2025, debt securities with a fair value of $475 million, gross unrealized capital gains of $10 million and gross unrealized capital losses of $16 million were included in total debt securities, but support experience-rated products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income (loss).

The amortized cost and fair value of debt securities as of September 30, 2026 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or the Company intends to sell a security prior to maturity.

In millions	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,394	$1,393
One year through five years	12,666	12,409
After five years through ten years	6,338	6,040
Greater than ten years	3,103	2,715
Residential mortgage-backed securities	1,251	1,163
Commercial mortgage-backed securities	2,045	1,949
Other asset-backed securities	4,523	4,502
Total	$31,320	$30,171

Summarized below are the debt securities the Company held as of September 30, 2026 and December 31, 2025 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total
In millions, except number of securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
September 30, 2026
Debt securities:
U.S. government securities	538	$2,305	$66	62	$106	$8	600	$2,411	$74
States, municipalities and political subdivisions	85	154	7	50	66	10	135	220	17
U.S. corporate securities	8,322	12,590	481	1,141	1,506	294	9,463	14,096	775
Foreign securities	1,519	2,487	90	148	205	30	1,667	2,692	120
Residential mortgage-backed securities	471	965	50	264	187	38	735	1,152	88
Commercial mortgage-backed securities	607	1,764	71	74	154	25	681	1,918	96
Other asset-backed securities	727	2,018	24	19	22	1	746	2,040	25
Redeemable preferred securities	6	9	—	—	—	—	6	9	—
Total debt securities	12,275	$22,292	$789	1,758	$2,246	$406	14,033	$24,538	$1,195

December 31, 2025
Debt securities:
U.S. government securities	50	$156	$2	80	$168	$6	130	$324	$8
States, municipalities and political subdivisions	16	28	—	89	136	7	105	164	7
U.S. corporate securities	1,045	1,634	23	1,541	2,149	208	2,586	3,783	231
Foreign securities	180	310	2	303	449	29	483	759	31
Residential mortgage-backed securities	67	124	1	303	272	28	370	396	29
Commercial mortgage-backed securities	84	290	1	126	269	22	210	559	23
Other asset-backed securities	136	314	1	19	27	1	155	341	2
Redeemable preferred securities	—	—	—	4	6	—	4	6	—
Total debt securities	1,578	$2,856	$30	2,465	$3,476	$301	4,043	$6,332	$331

The Company reviewed the securities in the table above and concluded that they are performing assets generating investment income to support the needs of the Company’s business. In performing this review, the Company considered factors such as the quality of the investment security based on research performed by the Company’s internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. Unrealized capital losses as of September 30, 2026 were generally caused by interest rate increases and not by unfavorable changes in the credit quality associated with these securities. As of September 30, 2026, the Company did not intend to sell these securities, and did not believe it was more likely than not that it would be required to sell these securities prior to the anticipated recovery of their amortized cost basis.

Net Investment Income

Sources of net investment income for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Debt securities	$376	$339	$1,086	$986
Mortgage loans	22	22	66	64
Other investments	260	298	775	687
Gross investment income	658	659	1,927	1,737
Investment expenses	(14)	(16)	(39)	(39)
Net investment income (excluding net realized capital gains or losses)	644	643	1,888	1,698
Net realized capital gains (losses)	3	(11)	(26)	(59)
Net investment income	$647	$632	$1,862	$1,639

Excluding amounts related to experience-rated products, proceeds from the sale of available-for-sale debt securities and the related gross realized capital gains and losses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Proceeds from sales	$1,820	$1,836	$6,713	$6,644
Gross realized capital gains	7	15	52	37
Gross realized capital losses	33	27	84	114

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

There were no financial liabilities measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets as of September 30, 2026 or December 31, 2025. Financial assets measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 were as follows:

In millions	Level 1	Level 2	Level 3	Total
September 30, 2026
Cash and cash equivalents	$6,468	$5,270	$—	$11,738
Debt securities:
U.S. government securities	3,052	8	—	3,060
States, municipalities and political subdivisions	—	241	—	241
U.S. corporate securities	—	15,995	13	16,008
Foreign securities	—	3,234	—	3,234
Residential mortgage-backed securities	—	1,163	—	1,163
Commercial mortgage-backed securities	—	1,949	—	1,949
Other asset-backed securities	—	4,502	—	4,502
Redeemable preferred securities	—	14	—	14
Total debt securities	3,052	27,106	13	30,171
Equity securities	54	375	250	679
Total	$9,574	$32,751	$263	$42,588

December 31, 2025
Cash and cash equivalents	$4,030	$4,423	$—	$8,453
Debt securities:
U.S. government securities	2,713	9	—	2,722
States, municipalities and political subdivisions	—	292	—	292
U.S. corporate securities	—	14,682	6	14,688
Foreign securities	—	3,028	—	3,028
Residential mortgage-backed securities	—	1,050	—	1,050
Commercial mortgage-backed securities	—	1,979	—	1,979
Other asset-backed securities	—	4,944	—	4,944
Redeemable preferred securities	—	15	—	15
Total debt securities	2,713	25,999	6	28,718
Equity securities	105	30	198	333
Total	$6,848	$30,452	$204	$37,504

During the three and nine months ended September 30, 2026 and 2025, transfers into or out of Level 3 were not material.

The carrying value and estimated fair value classified by level of fair value hierarchy for financial instruments carried on the unaudited condensed consolidated balance sheets at adjusted cost or contract value as of September 30, 2026 and December 31, 2025 were as follows:

	Carrying Value	Estimated Fair Value
In millions		Level 1	Level 2	Level 3	Total
September 30, 2026
Assets:
Mortgage loans	$1,486	$—	$—	$1,444	$1,444
Equity securities (1)	770	N/A	N/A	N/A	N/A
Liabilities:
Long-term debt	60,680	54,977	—	—	54,977

December 31, 2025
Assets:
Mortgage loans	$1,524	$—	$—	$1,524	$1,524
Equity securities (1)	555	N/A	N/A	N/A	N/A
Liabilities:
Long-term debt	64,570	62,321	—	—	62,321
_____________________________________________
(1)It was not practical to estimate the fair value of these investments as they represent shares of unlisted companies.

Separate Accounts

Separate accounts assets relate to the Company’s large case pensions products and represent funds maintained to meet specific objectives of contract holders. Since contract holders bear the investment risk of these assets, a corresponding separate accounts liability has been established equal to the assets. Separate accounts assets and liabilities are carried at fair value and are included in other assets and other long-term liabilities, respectively, on the unaudited condensed consolidated balance sheets. During the nine months ended September 30, 2026, changes in separate accounts assets and liabilities were not material. Separate accounts assets as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026				December 31, 2025
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$149	$—	$150	$1	$155	$—	$156
Debt securities	12	313	1	326	30	361	2	393
Equity securities	28	—	—	28	—	—	—	—
Common/collective trusts	—	1,397	—	1,397	—	1,445	—	1,445
Total (1)	$41	$1,859	$1	$1,901	$31	$1,961	$2	$1,994
_____________________________________________
(1)Excludes $70 million of other receivables as of September 30, 2026.

4.Insurance Liabilities

Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
In millions	2026	2025
Health care costs payable, beginning of the period	$15,399	$15,064
Less: Reinsurance recoverables	90	81
Less: Impact of discount rate on long-duration insurance reserves (1)	(20)	(1)
Health care costs payable, beginning of the period, net	15,329	14,984
Add: Components of incurred health care costs
Current year	94,302	93,496
Prior years	(1,371)	(1,926)
Total incurred health care costs (2)	92,931	91,570
Less: Claims paid
Current year	80,123	79,687
Prior years	11,378	11,567
Total claims paid	91,501	91,254
Health care costs payable, end of the period, net	16,759	15,300
Add: Premium deficiency reserves	13	728
Add: Reinsurance recoverables	107	94
Add: Impact of discount rate on long-duration insurance reserves (1)	(21)	(24)
Health care costs payable, end of the period	$16,858	$16,098
_____________________________________________
(1)Reflects the difference between the current discount rate and the locked-in discount rate on long-duration insurance reserves which is recorded within accumulated other comprehensive income (loss) on the unaudited condensed consolidated balance sheets.
(2)Total incurred health care costs for the nine months ended September 30, 2026 and 2025 in the table above exclude $80 million and $41 million, respectively, of health care costs recorded in the Health Care Benefits segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets and $135 million and $133 million, respectively, of health care costs recorded in the Corporate/Other segment that are included in other insurance liabilities on the unaudited condensed consolidated balance sheets. Total incurred health care costs for the nine months ended September 30, 2026 also exclude a $13 million premium deficiency reserve related to one state in the Company’s Medicaid product line. Total incurred health care costs for the nine months ended September 30, 2025 also exclude $728 million for premium deficiency reserves related to the Company’s individual exchange and Group Medicare Advantage product lines.

The Company’s estimates of prior years’ health care costs payable decreased by $1.4 billion and $1.9 billion, respectively, in the nine months ended September 30, 2026 and 2025, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than originally assumed (i.e., the Company’s completion factors were higher than originally assumed) in estimating health care costs payable at the end of the prior year.

As of September 30, 2026, the Company’s liabilities for the ultimate cost of (i) services rendered to the Company’s Insured members but not yet reported to the Company and (ii) claims which have been reported to the Company but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $10.3 billion. Substantially all of the Company’s liabilities for IBNR plus expected development on reported claims as of September 30, 2026 related to the current year.

Future Policy Benefits

Future policy benefits consist primarily of reserves for products for which the Company no longer solicits or accepts new customers, including limited payment pension and annuity contracts (referred to as “large case pensions”) and long-term care insurance contracts. Contracts are grouped into cohorts by contract type and issue year. The liability for future policy benefits is adjusted for differences between actual and expected experience. During the nine months ended September 30, 2026 and 2025, changes in the liability for future policy benefits were not material.

The weighted-average interest rates used in the measurement of the long-duration insurance liabilities as of September 30, 2026 and 2025 were as follows:

	September 30, 2026	September 30, 2025
Large case pensions
Interest accretion rate	4.21%	4.21%
Current discount rate	6.23%	5.07%

Long-term care
Interest accretion rate	5.11%	5.11%
Current discount rate	6.48%	5.42%

The weighted-average durations (in years) of the long-duration insurance liabilities as of September 30, 2026 and 2025 were as follows:

	September 30, 2026	September 30, 2025
Large case pensions	7.2	7.2
Long-term care	10.9	11.3

5.Shareholders’ Equity

Share Repurchase Programs

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of September 30, 2026
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the nine months ended September 30, 2026 and 2025, the Company did not repurchase any shares of its common stock.

Dividends

The quarterly cash dividend declared by the Board was $0.665 per share in both the three months ended September 30, 2026 and 2025. Cash dividends declared by the Board were $1.995 per share in both the nine months ended September 30, 2026 and 2025. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

6.Other Comprehensive Income (Loss)

Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Net unrealized investment gains (losses):
Beginning of period balance	$(47)	$4	$206	$(399)
Other comprehensive income (loss) before reclassifications ($(968), $209, $(1,321), $533 pretax)	(1,029)	175	(1,300)	498
Amounts reclassified from accumulated other comprehensive income (loss) ($64, $19, $87, $106 pretax) (1)	69	17	87	97
Other comprehensive income (loss)	(960)	192	(1,213)	595
End of period balance	(1,007)	196	(1,007)	196

Change in discount rate on long-duration insurance reserves:
Beginning of period balance	259	255	215	265
Other comprehensive income (loss) before reclassifications ($234, $(65), $290, $(77) pretax)	181	(50)	225	(60)
Other comprehensive income (loss)	181	(50)	225	(60)
End of period balance	440	205	440	205

Foreign currency translation adjustments:
Beginning of period balance	6	—	7	(4)
Other comprehensive income (loss) before reclassifications	—	6	(1)	10
Other comprehensive income (loss)	—	6	(1)	10
End of period balance	6	6	6	6

Net cash flow hedges:
Beginning of period balance	208	224	216	229
Other comprehensive income before reclassifications ($0, $0, $0, $5 pretax)	—	—	—	3
Amounts reclassified from accumulated other comprehensive income ($(5), $(5), $(16), $(17) pretax) (2)	(4)	(4)	(12)	(12)
Other comprehensive loss	(4)	(4)	(12)	(9)
End of period balance	204	220	204	220

Pension and other postretirement benefits:
Beginning of period balance	(238)	(211)	(238)	(211)
Other comprehensive income	—	—	—	—
End of period balance	(238)	(211)	(238)	(211)

Total beginning of period accumulated other comprehensive income (loss)	188	272	406	(120)
Total other comprehensive income (loss)	(783)	144	(1,001)	536
Total end of period accumulated other comprehensive income (loss)	$(595)	$416	$(595)	$416
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

7.Earnings (Loss) Per Share

Earnings (loss) per share is computed using the treasury stock method. For periods in which the Company reports net income, diluted earnings per share is determined using the weighted average number of common and dilutive common equivalent shares outstanding during the period, unless the effect is antidilutive. Stock options and stock appreciation rights to purchase 1 million and 3 million shares of common stock were outstanding, but were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2026, respectively, because their exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the same reason, stock options and stock appreciation rights to purchase 9 million and 10 million shares of common stock were outstanding, but were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2025, respectively. In addition, due to the net loss attributable to CVS Health in the three and nine months ended September 30, 2025, 3 million of potentially dilutive common equivalent shares were excluded from the calculation of diluted earnings (loss) per share, as the impact of these shares was antidilutive for each of those periods.

The following is a reconciliation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2026	2025	2026	2025
Numerator for earnings (loss) per share calculation:
Net income (loss) attributable to CVS Health	$2,172	$(3,975)	$8,094	$(1,175)

Denominator for earnings (loss) per share calculation:
Weighted average shares, basic	1,282	1,269	1,278	1,266
Restricted stock units and performance stock units	7	—	6	—
Stock options and stock appreciation rights	2	—	2	—
Weighted average shares, diluted	1,291	1,269	1,286	1,266

Earnings (loss) per share:
Basic	$1.70	$(3.13)	$6.33	$(0.93)
Diluted	$1.68	$(3.13)	$6.29	$(0.93)

8.Commitments and Contingencies

Lease Guarantees

Between 1995 and 1997, the Company sold or spun off a number of subsidiaries, including Linens ‘n Things and Marshalls. In many cases, when a former subsidiary leased a store, the Company provided a guarantee of the former subsidiary’s lease obligations for the initial lease term and any extension thereof pursuant to a renewal option provided for in the lease prior to the time of the disposition. When the subsidiaries were disposed of and accounted for as discontinued operations, the Company’s guarantees remained in place, although each initial purchaser agreed to indemnify the Company for any lease obligations the Company was required to satisfy. If any of the purchasers or any of the former subsidiaries fail to make the required payments under a store lease, the Company could be required to satisfy those obligations. As of September 30, 2026, the Company guaranteed 57 such store leases (excluding the lease guarantees related to Linens ‘n Things, which have been recorded as a liability on the unaudited condensed consolidated balance sheets), with the maximum remaining lease term extending through 2036.

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

The Company is facing multiple lawsuits, including by state Attorneys General, governmental subdivisions, private parties and several putative class actions, regarding drug pricing and its rebate arrangements with drug manufacturers. These complaints, brought by a number of different types of plaintiffs under a variety of legal theories, generally allege that rebate agreements between the drug manufacturers and PBMs caused inflated prices for certain drug products. The majority of these cases have now been transferred into a multi-district litigation in the U.S. District Court for the District of New Jersey. The Company is defending itself against these claims. The Company is also facing multiple lawsuits brought by hospital systems regarding reimbursement under the 340B program. The Company has also received subpoenas, CIDs, and other requests for documents and information from, and is being investigated by, the DOJ, the U.S. Department of Health and Human Services (“HHS”), the FTC and Attorneys General of several states and the District of Columbia regarding its PBM practices, including pharmacy contracting practices and reimbursement, pricing and rebates. The Company has been providing documents and information in response to these subpoenas, CIDs and requests for information. In September 2024, the FTC filed an administrative complaint against the three largest PBMs (the “PBM Group”) and their affiliated group purchasing organizations, including subsidiaries of the Company. The complaint alleged that the PBM Group and their affiliated group purchasing organizations engaged in anti-competitive and unfair practices that “artificially” increased insulin costs. In July 2026, the Company and the FTC announced a proposed settlement agreement that would resolve all of the FTC’s outstanding investigations related to the Company’s PBM and affiliated pharmacy businesses, including rebate, pharmacy network, contracting, and vertical integration issues. The public comment period has ended and the settlement is now contingent upon the FTC’s issuance of a final order approving the settlement. The FTC has halted its litigation against the Company pending the outcome of this process.

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

Controlled Substances Litigation, Audits and Subpoenas

Forty-five states, the District of Columbia, and all eligible United States territories are participating in a settlement resolving substantially all opioid claims against Company entities by participating states and political subdivisions but not private plaintiffs. A high percentage of eligible subdivisions within the participating states also have elected to join the settlement. The settlement agreement is available at nationalopioidsettlement.com. The Company has separately entered into settlement agreements with four states – Florida, West Virginia, New Mexico and Nevada – and a high percentage of eligible subdivisions within those states also have elected to participate. The Company has also finalized an agreement to resolve claims by third-party payors; approval of the class settlement remains subject to appeal.

The final settlement agreements contain certain contingencies related to payment obligations. Because these contingencies are inherently unpredictable, the assessment requires judgments about future events. As of September 30, 2026, the Company’s remaining accrual related to these opioid litigation matters was approximately $3.4 billion. The amount of ultimate loss may differ from the amount accrued by the Company.

The State of Maryland has elected not to participate, and thus subdivisions within the State of Maryland may not participate, in the settlement. The State of Maryland has issued multiple subpoenas for information from the Company, and litigation is pending with certain subdivisions within the State of Maryland as well as other non-participating subdivisions in other geographies, including the City of Philadelphia, and private parties such as hospitals. The Company is defending itself against the claims made in these cases.

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

In December 2024, the DOJ intervened in a previously sealed qui tam action and filed an amended complaint in the U.S. District Court for the District of Rhode Island, alleging, among other claims, violations of the federal Controlled Substances Act and the federal False Claims Act based on the filling of opioid and other controlled substance prescriptions at CVS Pharmacy locations nationwide. In October 2026, the Company executed settlement of these claims for $315 million, which had been previously accrued. Separately, the Company has been served with subpoenas issued by the U.S. Attorney’s Office for the Western District of Virginia, seeking records related to, among other things, commercial arrangements between the Company’s PBM and opioid manufacturers.

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

In July 2026, CVS Health Corporation entered into agreements with the DOJ and the Unsecured Creditors’ Committee, which were approved by the Bankruptcy Court in August 2026. The effectiveness of the agreements remains subject to the closing of the sale of Omnicare’s assets, among other conditions. These agreements provide that the DOJ will receive a minimum of $440 million from Omnicare and CVS Health Corporation. CVS Health Corporation will pay $130 million to the DOJ within two weeks of the agreements’ effective date, at which point CVS Health Corporation’s and Omnicare’s appeals will be dismissed. Omnicare will transfer to the DOJ any proceeds from the sale or liquidation of assets in its estate that remain after payment of all senior claims. In the event that the DOJ does not receive at least $310 million in payments from Omnicare by March 15, 2028, CVS Health Corporation will guarantee the DOJ’s collection of any remaining portion of the $310 million by March 31, 2028.

As of September 30, 2026, the Company determined that the sale of Omnicare’s assets is probable of occurring in the fourth quarter of 2026, and accordingly recorded an estimated contingent guarantee liability of $193 million during the three and nine months ended September 30, 2026. The liability reflects the Company’s estimated obligation to ensure that the DOJ receives a minimum of $440 million from Omnicare and CVS Health Corporation in accordance with the agreements.

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

Medicare and Medicaid Litigation and Investigations

The Company faces litigation and is subject to investigations concerning practices that relate to billing government payors.

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

Stockholder Matters

The Company has received several demands for inspection of books and records pursuant to Delaware General Corporation Law Section 220 (“Section 220 demands”) and other demands addressed to the Board requesting that certain actions be taken (“Board demands”). Section 220 demands and Board demands often relate to potential breaches of fiduciary duties by the Company’s directors and officers in relation to its oversight of certain matters, such as opioids and PBM and retail practices. While evaluating and responding to such demands may consume Company resources, the demands themselves are not material to the Company unless they lead to formal complaints or legal actions.

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

Beginning in July 2024, two purported class action complaints, as well as multiple derivative complaints, were filed by putative plaintiffs against the Company and certain current and former officers and directors. The plaintiffs in these cases assert a variety of causes of action under federal securities laws and state law that are premised on allegations that the defendants made certain omissions and misrepresentations relating to the profitability of the Health Care Benefits segment. Two purported class actions were filed and have been consolidated in the U.S. District Court for the Southern District of New York. In August 2026, the court denied in part and granted in part the defendants’ motion to dismiss the amended consolidated class action complaint captioned as Louisiana Sheriffs’ Pension and Relief Fund, et al. v. CVS Health Corp., et al. Two derivative cases were also filed in the Southern District of New York and have been consolidated as In re CVS Health Corporation Derivative Litigation. Two derivative cases filed in the District of Rhode Island were consolidated as In re CVS Health Corporation Stockholder Derivative Litigation. Three additional derivative cases were filed in Rhode Island Superior Court: two have been consolidated as In re CVS Health Corporation Stockholder Derivative Litigation and the third is Davidow v. Lynch, et al. All of these derivative actions were stayed pending the outcome of any motion to dismiss in the consolidated Louisiana Sheriffs’ securities class action and the stay in each of the actions terminated in September 2026. The parties in each of these derivative actions have filed proposals for a continuation of the stay. The Company and the individual defendants are defending themselves against these claims. In January 2025, the Board received a stockholder demand containing allegations substantially similar to those made in the class action and derivative matters, and requesting that it take certain actions, including investigating whether any Board members or officers breached their fiduciary duties related to those allegations, and bringing litigation to recover the Company’s damages if any such misconduct is found. The Board has determined to defer a decision on the demand pending developments in the related litigation. In October 2026, the Board received a supplement to the previous demand, which it intends to consider in due course.

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

The following are reconciliations of financial measures of the Company’s segments to the consolidated totals:

	Three Months Ended September 30, 2026
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$36,367	$47,077	$24,295	$13	$107,752
Intersegment revenues	33	6,887	11,203	—	18,123
Net investment income	455	—	—	192	647
Total revenues	36,855	53,964	35,498	205	126,522
Intersegment eliminations (2)					(18,123)
Total consolidated revenues					$108,399
Less: Net realized capital gains (losses)	(23)	—	—	26
Cost of products sold	—	49,711	28,700	—
Health care costs	31,556	1,346	—	45
Operating expenses, excluding other segment items (3)	4,410	801	5,163	593
Adjusted operating income (loss)	$912	$2,106	$1,635	$(459)	$4,194

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					425
Net realized capital gains (5)					(3)
Acquisition-related integration costs (6)					13
Omnicare guarantee (7)					193
Operating income (GAAP measure)					3,566
Interest expense					(747)
Other income					30
Income before income tax provision					$2,849

Depreciation and amortization	$351	$251	$418	$112	$1,132

	Three Months Ended September 30, 2025
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$35,431	$42,354	$24,441	$13	$102,239
Intersegment revenues	49	6,913	11,773	—	18,735
Net investment income (loss)	513	(1)	—	120	632
Total revenues	35,993	49,266	36,214	133	121,606
Intersegment eliminations (2)					(18,735)
Total consolidated revenues					$102,871
Less: Net realized capital gains (losses)	33	—	—	(44)
Cost of products sold	—	45,230	29,647	—
Health care costs	31,319	1,291	—	47
Operating expenses, excluding other segment items (3)	4,327	695	5,089	513
Adjusted operating income (loss)	$314	$2,050	$1,478	$(383)	$3,459

Reconciliation of principal measure of segment performance to consolidated operating loss:
Amortization of intangible assets (4)					500
Net realized capital losses (5)					11
Acquisition-related integration costs (6)					27
Goodwill impairment (8)					5,725
Health Care Delivery clinic closure charge (9)					83
Opioid litigation charge (10)					320
Operating loss (GAAP measure)					(3,207)
Gain on deconsolidation of subsidiary (14)					483
Interest expense					(784)
Other income					26
Loss before income tax provision					$(3,482)

Depreciation and amortization	$375	$260	$396	$103	$1,134

	Nine Months Ended September 30, 2026
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$108,843	$135,075	$69,101	$40	$313,059
Intersegment revenues	96	18,922	32,202	—	51,220
Net investment income (loss)	1,425	(1)	—	438	1,862
Total revenues	110,364	153,996	101,303	478	366,141
Intersegment eliminations (2)					(51,220)
Total consolidated revenues					$314,921
Less: Net realized capital losses	(20)	—	—	(6)
Cost of products sold	—	142,338	81,772	—
Health care costs	90,827	3,998	—	135
Operating expenses, excluding other segment items (3)	13,178	2,332	15,224	1,862
Adjusted operating income (loss)	$6,379	$5,328	$4,307	$(1,513)	$14,501

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					1,298
Net realized capital losses (5)					26
Acquisition-related integration costs (6)					35
Omnicare guarantee (7)					193
Operating income (GAAP measure)					12,949
Interest expense					(2,278)
Other income					93
Income before income tax provision					$10,764

Depreciation and amortization	$1,039	$760	$1,239	$335	$3,373

	Nine Months Ended September 30, 2025
In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Revenues from external customers	$105,667	$120,568	$68,460	$40	$294,735
Intersegment revenues	87	18,603	33,247	—	51,937
Net investment income	1,307	10	—	322	1,639
Total revenues	107,061	139,181	101,707	362	348,311
Intersegment eliminations (2)					(51,937)
Total consolidated revenues					$296,374
Less: Net realized capital gains (losses)	(1)	15	—	(73)
Cost of products sold	—	128,425	83,005	—
Health care costs	90,696	3,439	—	133
Operating expenses, excluding other segment items (3)	12,751	2,074	14,573	1,428
Adjusted operating income (loss)	$3,615	$5,228	$4,129	$(1,126)	$11,846

Reconciliation of principal measure of segment performance to consolidated operating income:
Amortization of intangible assets (4)					1,493
Net realized capital losses (5)					59
Acquisition-related integration costs (6)					100
Goodwill impairment (8)					5,725
Health Care Delivery clinic closure charge (9)					83
Opioid litigation charge (10)					320
Legacy litigation charges (11)					1,220
Loss on Accountable Care assets (12)					288
Office real estate optimization charges (13)					10
Operating income (GAAP measure)					2,548
Gain on deconsolidation of subsidiary (14)					483
Interest expense					(2,332)
Other income					83
Income before income tax provision					$782

Depreciation and amortization	$1,199	$781	$1,169	$310	$3,459
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $2.4 billion of retail co-payments in each of the three months ended September 30, 2026 and 2025, and approximately $9.0 billion and $8.8 billion of retail co-payments for the nine months ended September 30, 2026 and 2025, respectively.
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
(6)During the three and nine months ended September 30, 2026 and 2025, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related integration costs are reflected in operating expenses within the Corporate/Other segment.
(7)During the three and nine months ended September 30, 2026, the Omnicare guarantee relates to an estimated contingent guarantee liability recorded in connection with agreements to resolve certain litigation and Chapter 11 bankruptcy matters involving Omnicare. Following bankruptcy court approval of the agreements in August 2026 and the determination that the sale of Omnicare’s assets is probable of occurring in the fourth quarter of 2026, the Company recorded an estimated contingent guarantee liability in the third quarter of 2026. The Omnicare guarantee is reflected in operating expenses within the Corporate/Other Segment.
(8)During the three and nine months ended September 30, 2025, the goodwill impairment charge relates to the Health Care Delivery reporting unit within the Health Services segment.
(9)During the three and nine months ended September 30, 2025, the Health Care Delivery clinic closure charge primarily relates to the write down of long-lived assets in connection with the closure of certain Oak Street Health clinics in 2026, as well as associated severance and employee-related costs. The Health Care Delivery clinic closure charge was reflected in operating expenses within the Health Services segment.
(10)During the three and nine months ended September 30, 2025, the opioid litigation charge relates to a change in the Company’s accrual related to ongoing opioid litigation matters.
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
(13)During the nine months ended September 30, 2025, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the Company’s evaluation of corporate office real estate space. The office real estate optimization charges were reflected in operating expenses within each segment.
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

10.Subsequent Event

On November 4, 2026, CVS Health announced its intention to separate into two independent, publicly traded companies in a transaction that is intended to be tax-free to CVS Health and its shareholders for U.S. federal income tax purposes. The planned separation will create two companies: a healthcare solutions company comprising Aetna, CVS Caremark, CVS Specialty, Oak Street Health and Signify Health, and a retail pharmacy and community healthcare company comprising retail pharmacy, mail pharmacy, MinuteClinic (including virtual care), and the Health100 technology services business. The healthcare solutions company, in the interim, will be referred to as CVS Health. The retail pharmacy and community healthcare company will be named CVS Pharmacy. The separation is expected to be completed in the first half of 2028, subject to customary conditions, including, among others, final approval by the CVS Health Board of Directors, effectiveness of a Form 10 registration statement filed with the SEC and receipt of customary confirmation that the separation is expected to be tax-free to CVS Health and its shareholders.

Index to Condensed Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CVS Health Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of CVS Health Corporation (the Company) as of September 30, 2026, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2026 and 2025, the related condensed consolidated statements of shareholders’ equity for the three-month periods ended March 31, 2026 and 2025, June 30, 2026 and 2025 and September 30, 2026 and 2025, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 4, 2026

Form 10-Q Table of Contents
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview of Business

CVS Health Corporation, together with its subsidiaries (collectively, “CVS Health,” the “Company,” “we,” “our” or “us”), is a leading health solutions company simplifying health care one person, one family and one community at a time. As of September 30, 2026, the Company had approximately 9,000 retail locations, more than 1,000 walk-in and primary care medical clinics and a leading pharmacy benefits manager with approximately 87 million plan members and expanding specialty pharmacy solutions. The Company also serves an estimated 37 million people through a broad range of health insurance products and related services. The Company is creating new sources of value through its integrated model, allowing it to expand into personalized, technology driven care delivery and health services, increasing access to quality care, delivering better health outcomes and lowering overall health care costs.

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

CVS Health’s Intention to Separate into Two Independent, Publicly Traded Companies

On November 4, 2026, CVS Health announced its intention to separate into two independent, publicly traded companies in a transaction that is intended to be tax-free to CVS Health and its shareholders for U.S. federal income tax purposes. The planned separation will create two companies: a healthcare solutions company comprising Aetna, CVS Caremark, CVS Specialty, Oak Street Health and Signify Health, and a retail pharmacy and community healthcare company comprising retail pharmacy, mail pharmacy, MinuteClinic (including virtual care), and the Health100 technology services business. The healthcare solutions company, in the interim, will be referred to as CVS Health. The retail pharmacy and community healthcare company will be named CVS Pharmacy. The separation is expected to be completed in the first half of 2028, subject to customary conditions, including, among others, final approval by the CVS Health Board of Directors, effectiveness of a Form 10 registration statement filed with the SEC and receipt of customary confirmation that the separation is expected to be tax-free to CVS Health and its shareholders.

Operating Results

The following discussion explains the material changes in the Company’s operating results for the three and nine months ended September 30, 2026 and 2025, and the significant developments affecting the Company’s financial condition since December 31, 2025. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the 2025 Form 10-K.

Summary of Consolidated Financial Results

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2026 vs 2025		Nine Months Ended September 30, 2026 vs 2025
In millions	2026	2025	2026	2025	$	%	$	%
Revenues:
Products	$69,225	$64,590	$197,670	$182,866	$4,635	7.2%	$14,804	8.1%
Premiums	34,566	33,719	103,474	100,734	847	2.5%	2,740	2.7%
Services	3,961	3,930	11,915	11,135	31	0.8%	780	7.0%
Net investment income	647	632	1,862	1,639	15	2.4%	223	13.6%
Total revenues	108,399	102,871	314,921	296,374	5,528	5.4%	18,547	6.3%
Operating costs:
Cost of products sold	61,185	57,045	175,491	162,107	4,140	7.3%	13,384	8.3%
Health care costs	32,316	32,020	93,159	92,472	296	0.9%	687	0.7%
Operating expenses	11,332	11,288	33,322	33,522	44	0.4%	(200)	(0.6)%
Goodwill impairment	—	5,725	—	5,725	(5,725)	(100.0)%	(5,725)	(100.0)%
Total operating costs	104,833	106,078	301,972	293,826	(1,245)	(1.2)%	8,146	2.8%
Operating income (loss)	3,566	(3,207)	12,949	2,548	6,773	211.2%	10,401	408.2%
Gain on deconsolidation of subsidiary	—	483	—	483	(483)	(100.0)%	(483)	(100.0)%
Interest expense	(747)	(784)	(2,278)	(2,332)	37	4.7%	54	2.3%
Other income	30	26	93	83	4	15.4%	10	12.0%
Income (loss) before income tax provision	2,849	(3,482)	10,764	782	6,331	181.8%	9,982	1276.5%
Income tax provision	678	508	2,641	1,977	170	33.5%	664	33.6%
Net income (loss)	2,171	(3,990)	8,123	(1,195)	6,161	154.4%	9,318	779.7%
Net (income) loss attributable to noncontrolling interests	1	15	(29)	20	(14)	(93.3)%	(49)	(245.0)%
Net income (loss) attributable to CVS Health	$2,172	$(3,975)	$8,094	$(1,175)	$6,147	154.6%	$9,269	788.9%

Commentary - Three Months Ended September 30, 2026 vs. 2025

Revenues
•Total revenues increased $5.5 billion, or 5.4%, in the three months ended September 30, 2026 compared to the prior year primarily driven by growth in the Health Services and Health Care Benefits segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses increased slightly in the three months ended September 30, 2026 compared to the prior year primarily due to continued business investments and a contingent guarantee liability recorded in connection with agreements to resolve certain litigation and Chapter 11 bankruptcy matters involving Omnicare, LLC (“Omnicare”) in the three months ended September 30, 2026. These increases were largely offset by the absence of a $320 million opioid litigation charge recorded in the prior year.

•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income (loss)
•During the three months ended September 30, 2026, the Company generated operating income of $3.6 billion compared to an operating loss of $3.2 billion in the prior year. The difference was primarily driven by the absence of a $5.7 billion goodwill impairment charge related to the Health Care Delivery reporting unit recorded in the prior year, as well as improved operating performance across all operating segments.
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

Income tax provision
•The effective income tax rate was 23.8% for the three months ended September 30, 2026 compared to (14.6)% for the three months ended September 30, 2025. The change in the effective income tax rate was primarily due to the absence of the $5.7 billion goodwill impairment charge recorded in the prior year, which was not deductible for income tax purposes.

Commentary - Nine Months Ended September 30, 2026 vs. 2025

Revenues
•Total revenues increased $18.5 billion, or 6.3%, in the nine months ended September 30, 2026 compared to the prior year primarily driven by growth in the Health Services and Health Care Benefits segments.
•Please see “Segment Analysis” later in this report for additional information about the revenues of the Company’s segments.

Operating expenses
•Operating expenses decreased $200 million, or 0.6%, in the nine months ended September 30, 2026 compared to the prior year primarily due to the absence of $1.2 billion in legacy litigation charges, the $320 million opioid litigation charge and $288 million in pre-tax losses on the wind down and sale of Accountable Care assets, all recorded in the prior year. These decreases were partially offset by continued business investments, operating expenses to support increased volume from the Rite Aid asset acquisitions and the Omnicare contingent guarantee liability described above recorded in the nine months ended September 30, 2026.
•Please see “Segment Analysis” later in this report for additional information about the operating expenses of the Company’s segments.

Operating income
•Operating income increased $10.4 billion, or 408.2%, in the nine months ended September 30, 2026 compared to the prior year primarily due to the absence of the $5.7 billion goodwill impairment charge and the $1.2 billion in legacy litigation charges, both recorded in the prior year, as well as improved operating performance across all operating segments.
•Please see “Segment Analysis” later in this report for additional information about the operating results of the Company’s segments.

Gain on deconsolidation of subsidiary
•During the nine months ended September 30, 2025, the gain on deconsolidation of subsidiary relates to Omnicare and certain of its subsidiary entities.

Income tax provision
•The effective income tax rate was 24.5% for the nine months ended September 30, 2026 compared to 252.8% for the nine months ended September 30, 2025. The change in the effective income tax rate was primarily due to the absence of the impact of the goodwill impairment charge and the legacy litigation charges recorded in the prior year, both of which were not deductible for income tax purposes.

Trends and Uncertainties

The Company believes you should consider the following business and regulatory trends and uncertainties:

Business Trends and Uncertainties
•Utilization persisted at elevated levels in the third quarter of 2026. Although the level of utilization is difficult to accurately predict, utilization beyond current elevated levels may pressure the Company’s Health Care Benefits segment and its health care delivery assets in its Health Services segment in 2026.
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

The following are reconciliations of financial measures of the Company’s segments to the consolidated totals:

In millions	Health Care Benefits	Health Services (1)	Pharmacy & Consumer Wellness	Corporate/ Other	Intersegment Eliminations (2)	Consolidated Totals
Three Months Ended
September 30, 2026
Total revenues	$36,855	$53,964	$35,498	$205	$(18,123)	$108,399
Adjusted operating income (loss)	912	2,106	1,635	(459)	—	4,194
September 30, 2025
Total revenues	$35,993	$49,266	$36,214	$133	$(18,735)	$102,871
Adjusted operating income (loss)	314	2,050	1,478	(383)	—	3,459

Nine Months Ended
September 30, 2026
Total revenues	$110,364	$153,996	$101,303	$478	$(51,220)	$314,921
Adjusted operating income (loss)	6,379	5,328	4,307	(1,513)	—	14,501
September 30, 2025
Total revenues	$107,061	$139,181	$101,707	$362	$(51,937)	$296,374
Adjusted operating income (loss)	3,615	5,228	4,129	(1,126)	—	11,846
_____________________________________________
(1)Total revenues of the Health Services segment include approximately $2.4 billion of retail co-payments in each of the three months ended September 30, 2026 and 2025, and approximately $9.0 billion and $8.8 billion of retail co-payments for the nine months ended September 30, 2026 and 2025, respectively.
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

The following are reconciliations of consolidated operating income (loss) (GAAP measure) to consolidated adjusted operating income, as well as reconciliations of segment GAAP operating income (loss) to segment adjusted operating income (loss):

	Three Months Ended September 30, 2026
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$653	$1,980	$1,573	$(640)	$3,566
Amortization of intangible assets (1)	236	126	62	1	425
Net realized capital (gains) losses (2)	23	—	—	(26)	(3)
Acquisition-related integration costs (3)	—	—	—	13	13
Omnicare guarantee (4)	—	—	—	193	193
Adjusted operating income (loss)	$912	$2,106	$1,635	$(459)	$4,194

	Three Months Ended September 30, 2025
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$53	$(3,899)	$1,414	$(775)	$(3,207)
Amortization of intangible assets (1)	294	141	64	1	500
Net realized capital (gains) losses (2)	(33)	—	—	44	11
Acquisition-related integration costs (3)	—	—	—	27	27
Goodwill impairment (5)	—	5,725	—	—	5,725
Health Care Delivery clinic closure charge (6)	—	83	—	—	83
Opioid litigation charge (7)	—	—	—	320	320
Adjusted operating income (loss)	$314	$2,050	$1,478	$(383)	$3,459

	Nine Months Ended September 30, 2026
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$5,650	$4,930	$4,118	$(1,749)	$12,949
Amortization of intangible assets (1)	709	398	189	2	1,298
Net realized capital losses (2)	20	—	—	6	26
Acquisition-related integration costs (3)	—	—	—	35	35
Omnicare guarantee (4)	—	—	—	193	193
Adjusted operating income (loss)	$6,379	$5,328	$4,307	$(1,513)	$14,501

	Nine Months Ended September 30, 2025
In millions	Health Care Benefits	Health Services	Pharmacy & Consumer Wellness	Corporate/ Other	Consolidated Totals
Operating income (loss) (GAAP measure)	$2,729	$(1,570)	$3,014	$(1,625)	$2,548
Amortization of intangible assets (1)	881	426	184	2	1,493
Net realized capital (gains) losses (2)	1	(15)	—	73	59
Acquisition-related integration costs (3)	—	—	—	100	100
Goodwill impairment (5)	—	5,725	—	—	5,725
Health Care Delivery clinic closure charge (6)	—	83	—	—	83
Opioid litigation charge (7)	—	—	—	320	320
Legacy litigation charges (8)	—	291	929	—	1,220
Loss on Accountable Care assets (9)	—	288	—	—	288
Office real estate optimization charges (10)	4	—	2	4	10
Adjusted operating income (loss)	$3,615	$5,228	$4,129	$(1,126)	$11,846

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
(3)During the three and nine months ended September 30, 2026 and 2025, the acquisition-related integration costs relate to the acquisitions of Signify Health and Oak Street Health. The acquisition-related integration costs are reflected in operating expenses within the Corporate/Other segment.
(4)During the three and nine months ended September 30, 2026, the Omnicare guarantee relates to an estimated contingent guarantee liability recorded in connection with agreements to resolve certain litigation and Chapter 11 bankruptcy matters involving Omnicare. Following bankruptcy court approval of the agreements in August 2026 and the determination that the sale of Omnicare’s assets is probable of occurring in the fourth quarter of 2026, the Company recorded an estimated contingent guarantee liability in the third quarter of 2026. The Omnicare guarantee is reflected in operating expenses within the Corporate/Other Segment.
(5)During the three and nine months ended September 30, 2025, the goodwill impairment charge relates to the Health Care Delivery reporting unit within the Health Services segment.
(6)During the three and nine months ended September 30, 2025, the Health Care Delivery clinic closure charge primarily relates to the write down of long-lived assets in connection with the closure of certain Oak Street Health clinics in 2026, as well as associated severance and employee-related costs. The Health Care Delivery clinic closure charge was reflected in operating expenses within the Health Services segment.
(7)During the three and nine months ended September 30, 2025, the opioid litigation charge relates to a change in the Company’s accrual related to ongoing opioid litigation matters.
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
(10)During the nine months ended September 30, 2025, the office real estate optimization charges primarily relate to the abandonment of leased real estate and the related right-of-use assets and property and equipment in connection with the Company’s evaluation of corporate office real estate space. The office real estate optimization charges were reflected in operating expenses within each segment.

Health Care Benefits Segment

The following table summarizes the Health Care Benefits segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2026 vs 2025		Nine Months Ended September 30, 2026 vs 2025
In millions, except percentages and basis points (“bps”)	2026	2025	2026	2025	$	%	$	%
Revenues:
Premiums	$34,569	$33,739	$103,480	$100,731	$830	2.5%	$2,749	2.7%
Services	1,831	1,741	5,459	5,023	90	5.2%	436	8.7%
Net investment income	455	513	1,425	1,307	(58)	(11.3)%	118	9.0%
Total revenues	36,855	35,993	110,364	107,061	862	2.4%	3,303	3.1%
Health care costs	31,556	31,319	90,827	90,696	237	0.8%	131	0.1%
MBR (Health care costs as a % of premium revenues)	91.3%	92.8%	87.8%	90.0%	(150)	bps	(220)	bps
Operating expenses	$4,646	$4,621	$13,887	$13,636	$25	0.5%	$251	1.8%
Operating expenses as a % of total revenues	12.6%	12.8%	12.6%	12.7%
Operating income	$653	$53	$5,650	$2,729	$600	1,132.1%	$2,921	107.0%
Operating income as a % of total revenues	1.8%	0.1%	5.1%	2.5%
Adjusted operating income (1)	$912	$314	$6,379	$3,615	$598	190.4%	$2,764	76.5%
Adjusted operating income as a % of total revenues	2.5%	0.9%	5.8%	3.4%
Premium revenues (by business):
Government	$28,108	$25,968	$84,385	$76,800	$2,140	8.2%	$7,585	9.9%
Commercial	6,461	7,771	19,095	23,931	(1,310)	(16.9)%	(4,836)	(20.2)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Health Care Benefits segment operating income (GAAP measure) to adjusted operating income, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended September 30, 2026 vs. 2025

Revenues
•Total revenues increased $862 million, or 2.4%, in the three months ended September 30, 2026 compared to the prior year primarily driven by an increase in the Government business, partially offset by a decline as a result of the Company’s exit of the individual exchange business in 2026.

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
•The MBR decreased to 91.3% in the three months ended September 30, 2026 compared to 92.8% in the prior year primarily driven by improved underlying performance in the Government business.

Operating expenses
•Operating expenses in the Health Care Benefits segment include selling, general and administrative expenses and depreciation and amortization expenses.
•Operating expenses remained consistent in the three months ended September 30, 2026 compared to the prior year.

Adjusted operating income
•Adjusted operating income increased $598 million, or 190.4%, in the three months ended September 30, 2026 compared to the prior year primarily driven by improved underlying performance in the Government business.

Commentary - Nine Months Ended September 30, 2026 vs. 2025

Revenues
•Total revenues increased $3.3 billion, or 3.1%, in the nine months ended September 30, 2026 compared to the prior year primarily driven by an increase in the Government business, partially offset by a decline as a result of the Company’s exit of the individual exchange business in 2026.

Medical Benefit Ratio
•The MBR decreased to 87.8% in the nine months ended September 30, 2026 compared to 90.0% in the prior year primarily driven by improved underlying performance in the Government business and the absence of the premium deficiency reserves recorded as health care costs in the prior year, partially offset by lower favorable prior period development.

Operating expenses
•Operating expenses increased $251 million, or 1.8%, in the nine months ended September 30, 2026 compared to the prior year primarily driven by increased business investments.

Adjusted operating income
•Adjusted operating income increased $2.8 billion, or 76.5%, in the nine months ended September 30, 2026 compared to the prior year primarily driven by improved underlying performance in the Government business and the absence of the premium deficiency reserves recorded in the prior year, partially offset by lower favorable prior period development.

The following table summarizes the Health Care Benefits segment’s medical membership for the respective periods:

	September 30, 2026			June 30, 2026			December 31, 2025			September 30, 2025
In thousands	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical membership:
Commercial	2,565	15,839	18,404	2,487	15,833	18,320	3,447	15,350	18,797	3,536	15,314	18,850
Medicare Advantage	4,229	—	4,229	4,202	—	4,202	4,267	—	4,267	4,266	—	4,266
Medicare Supplement	1,164	—	1,164	1,176	—	1,176	1,202	—	1,202	1,221	—	1,221
Medicaid	1,961	362	2,323	1,964	361	2,325	1,952	373	2,325	1,978	388	2,366
Total medical membership	9,919	16,201	26,120	9,829	16,194	26,023	10,868	15,723	26,591	11,001	15,702	26,703

Supplemental membership information:
Medicare Prescription Drug Plan (stand-alone)			3,858			3,870			4,041			4,056

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
•Medical membership as of September 30, 2026 of 26.1 million remained consistent compared with June 30, 2026.
•Medical membership as of September 30, 2026 of 26.1 million decreased approximately 600,000 members compared with September 30, 2025 reflecting the Company’s exit of the individual exchange business in 2026, partially offset by an increase in Commercial ASC membership.

Medicare Update
On April 6, 2026, the U.S. Centers for Medicare & Medicaid Services (“CMS”) issued its final notice detailing final 2027 Medicare Advantage payment rates. Final 2027 Medicare Advantage rates resulted in an expected average increase in revenue for the Medicare Advantage industry of 2.48%, excluding the CMS estimate of Medicare Advantage risk score trend.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Plans must have a star rating of four or higher (out of five) to qualify for bonus payments. CMS released the Company’s 2027 star ratings in October 2026. The Company’s 2027 star ratings will be used to determine which of the Company’s Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2028. Based on the Company’s membership as of September 2026, more than 69% of the Company’s Medicare Advantage members were in plans with 2027 star ratings of at least 4.0 stars, compared to more than 81% of the Company’s Medicare Advantage members being in plans with 2026 star ratings of at least 4.0 stars based on the Company’s membership as of September 2025.

Health Services Segment

The following table summarizes the Health Services segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2026 vs 2025		Nine Months Ended September 30, 2026 vs 2025
In millions, except percentages	2026	2025	2026	2025	$	%	$	%
Revenues:
Products	$51,491	$46,767	$146,433	$132,125	$4,724	10.1%	$14,308	10.8%
Services	2,473	2,500	7,564	7,046	(27)	(1.1)%	518	7.4%
Net investment income (loss)	—	(1)	(1)	10	1	100.0%	(11)	(110.0)%
Total revenues	53,964	49,266	153,996	139,181	4,698	9.5%	14,815	10.6%
Cost of products sold	49,711	45,230	142,338	128,425	4,481	9.9%	13,913	10.8%
Health care costs	1,346	1,291	3,998	3,439	55	4.3%	559	16.3%
Operating expenses	927	919	2,730	3,162	8	0.9%	(432)	(13.7)%
Operating expenses as a % of total revenues	1.7%	1.9%	1.8%	2.3%
Goodwill impairment	$—	$5,725	$—	$5,725	$(5,725)	(100.0)%	$(5,725)	(100.0)%
Operating income (loss)	1,980	(3,899)	4,930	(1,570)	5,879	150.8%	6,500	414.0%
Operating income (loss) as a % of total revenues	3.7%	(7.9)%	3.2%	(1.1)%
Adjusted operating income (1)	$2,106	$2,050	$5,328	$5,228	$56	2.7%	$100	1.9%
Adjusted operating income as a % of total revenues	3.9%	4.2%	3.5%	3.8%
Revenues (by distribution channel):
Pharmacy network (2)	$28,258	$26,408	$80,024	$74,187	$1,850	7.0%	$5,837	7.9%
Mail & specialty (3)	23,153	20,392	66,236	58,071	2,761	13.5%	8,165	14.1%
Net investment income (loss)	—	(1)	(1)	10	1	100.0%	(11)	(110.0)%
Other	2,553	2,467	7,737	6,913	86	3.5%	824	11.9%
Pharmacy claims processed (4)	481.7	475.6	1,419.4	1,408.8	6.1	1.3%	10.6	0.8%
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

Commentary - Three Months Ended September 30, 2026 vs. 2025

Revenues
•Total revenues increased $4.7 billion, or 9.5%, in the three months ended September 30, 2026 compared to the prior year primarily driven by pharmacy drug mix and brand inflation, partially offset by continued pharmacy client price improvements.

Operating expenses
•Operating expenses in the Health Services segment include selling, general and administrative expenses, as well as depreciation and amortization expense.
•Operating expenses remained consistent in the three months ended September 30, 2026 compared to the prior year.

Goodwill impairment
•During the three months ended September 30, 2025, the Company recorded a $5.7 billion goodwill impairment charge related to the Health Care Delivery reporting unit within the Health Services segment.

Adjusted operating income
•Adjusted operating income increased $56 million, or 2.7%, in the three months ended September 30, 2026 compared to the prior year primarily driven by improved purchasing economics and pharmacy drug mix, partially offset by continued pharmacy client price improvements.

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
•Pharmacy claims processed increased 1.3% on a 30-day equivalent basis in the three months ended September 30, 2026 compared to the prior year.

Commentary - Nine Months Ended September 30, 2026 vs. 2025

Revenues
•Total revenues increased $14.8 billion, or 10.6%, in the nine months ended September 30, 2026 compared to the prior year primarily driven by pharmacy drug mix and brand inflation, partially offset by continued pharmacy client price improvements.

Operating expenses
•Operating expenses decreased $432 million, or 13.7%, in the nine months ended September 30, 2026 compared to the prior year primarily due to the absence of a $291 million legacy litigation charge and $288 million in pre-tax losses on the wind down and sale of Accountable Care assets, both recorded in the prior year.

Goodwill impairment
•During the nine months ended September 30, 2025, the Company recorded a $5.7 billion goodwill impairment charge related to the Health Care Delivery reporting unit within the Health Services segment.

Adjusted operating income
•Adjusted operating income increased $100 million, or 1.9%, in the nine months ended September 30, 2026 compared to the prior year primarily driven by improved purchasing economics, pharmacy drug mix and modest improvement in the Company’s health care delivery business. These increases were partially offset by continued pharmacy client price improvements.

Pharmacy claims processed
•The Company’s pharmacy claims processed increased 0.8% on a 30-day equivalent basis in the nine months ended September 30, 2026 compared to the prior year.

Pharmacy & Consumer Wellness Segment

The following table summarizes the Pharmacy & Consumer Wellness segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2026 vs 2025		Nine Months Ended September 30, 2026 vs 2025
In millions, except percentages	2026	2025	2026	2025	$	%	$	%
Revenues:
Products	$34,807	$35,503	$99,298	$99,730	$(696)	(2.0)%	$(432)	(0.4)%
Services	691	711	2,005	1,977	(20)	(2.8)%	28	1.4%
Total revenues	35,498	36,214	101,303	101,707	(716)	(2.0)%	(404)	(0.4)%
Cost of products sold	28,700	29,647	81,772	83,005	(947)	(3.2)%	(1,233)	(1.5)%
Operating expenses	5,225	5,153	15,413	15,688	72	1.4%	(275)	(1.8)%
Operating expenses as a % of total revenues	14.7%	14.2%	15.2%	15.4%
Operating income	$1,573	$1,414	$4,118	$3,014	$159	11.2%	$1,104	36.6%
Operating income as a % of total revenues	4.4%	3.9%	4.1%	3.0%
Adjusted operating income (1)	$1,635	$1,478	$4,307	$4,129	$157	10.6%	$178	4.3%
Adjusted operating income as a % of total revenues	4.6%	4.1%	4.3%	4.1%
Revenues (by major goods/service lines):
Pharmacy	$29,725	$30,428	$83,629	$84,135	$(703)	(2.3)%	$(506)	(0.6)%
Front Store	5,164	5,192	15,830	15,803	(28)	(0.5)%	27	0.2%
Other	609	594	1,844	1,769	15	2.5%	75	4.2%
Prescriptions filled (2)	470.0	461.4	1,378.2	1,335.0	8.6	1.9%	43.2	3.2%
Same store sales increase (decrease): (3)
Total	(0.6)%	14.3%	1.5%	14.6%
Pharmacy	(0.6)%	16.8%	1.7%	17.5%
Front Store	(0.6)%	1.5%	0.5%	1.5%
Prescription volume (2)	3.9%	8.9%	5.8%	7.3%
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

Commentary - Three Months Ended September 30, 2026 vs. 2025

Revenues
•Total revenues decreased $716 million, or 2.0%, in the three months ended September 30, 2026 compared to the prior year primarily driven by regulatory-related price reductions on certain drugs, the impact of recent generic drug introductions and pharmacy reimbursement pressure. These decreases were partially offset by pharmacy drug mix, increased prescription volume, including contributions from the Company’s Rite Aid asset acquisitions which were completed during the third quarter of 2025, and brand inflation.
•Pharmacy same store sales decreased 0.6% in the three months ended September 30, 2026 compared to the prior year. The decrease was primarily driven by regulatory-related price reductions on certain drugs, the impact of recent generic drug introductions and pharmacy reimbursement pressure. These decreases were largely offset by pharmacy drug mix, the 3.9% increase in pharmacy same store prescription volume on a 30-day equivalent basis and brand inflation.
•Front store same store sales decreased 0.6% in the three months ended September 30, 2026 compared to the prior year.

Operating expenses
•Operating expenses in the Pharmacy & Consumer Wellness segment consist of selling, general and administrative expenses which include payroll, employee benefits and occupancy costs associated with the segment’s stores and pharmacy fulfillment operations, advertising expenses, as well as depreciation and amortization expense.
•Operating expenses increased $72 million, or 1.4%, in the three months ended September 30, 2026 compared to the prior year primarily due to continued business investments.

Adjusted operating income
•Adjusted operating income increased $157 million, or 10.6%, in the three months ended September 30, 2026 compared to the prior year primarily driven by core pharmacy strength and contributions from the Company’s Rite Aid asset acquisitions. These increases were partially offset by continued business investments and the impact of consumer dynamics.

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
•Prescriptions filled increased 1.9% on a 30-day equivalent basis in the three months ended September 30, 2026 compared to the prior year primarily driven by increased utilization and incremental volume resulting from the Company’s Rite Aid prescription file acquisitions, partially offset by the absence of long-term care pharmacy prescription volume following the deconsolidation of Omnicare in September 2025.

Commentary - Nine Months Ended September 30, 2026 vs. 2025

Revenues
•Total revenues decreased slightly in the nine months ended September 30, 2026 compared to the prior year primarily driven by regulatory-related price reductions on certain drugs, the impact of recent generic drug introductions and pharmacy reimbursement pressure. These decreases were largely offset by pharmacy drug mix, increased prescription volume, including contributions from the Company’s Rite Aid asset acquisitions, and brand inflation.
•Pharmacy same store sales increased 1.7% in the nine months ended September 30, 2026 compared to the prior year. The increase was primarily driven by pharmacy drug mix, the 5.8% increase in pharmacy same store prescription volume on a 30-day equivalent basis and brand inflation. These increases were partially offset by regulatory-related price reductions on certain drugs, the impact of recent generic drug introductions and pharmacy reimbursement pressure.
•Front store same store sales increased 0.5% in the nine months ended September 30, 2026 compared to the prior year.

Operating expenses
•Operating expenses decreased $275 million, or 1.8%, in the nine months ended September 30, 2026 compared to the prior year primarily due to the absence of $929 million in legacy litigation charges recorded in the prior year, partially offset by continued business investments and operating expenses to support increased volume from the Rite Aid asset acquisitions.

Adjusted operating income
•Adjusted operating income increased $178 million, or 4.3%, in the nine months ended September 30, 2026 compared to the prior year primarily driven by core pharmacy strength and contributions from the Company’s Rite Aid asset acquisitions. These increases were partially offset by continued business investments and the impact of consumer dynamics.

Prescriptions filled
•Prescriptions filled increased 3.2% on a 30-day equivalent basis in the nine months ended September 30, 2026 compared to the prior year primarily driven by increased utilization and incremental volume resulting from the Company’s Rite Aid prescription file acquisitions, partially offset by the absence of long-term care pharmacy prescription volume following the deconsolidation of Omnicare.

Corporate/Other Segment

The following table summarizes the Corporate/Other segment’s performance for the respective periods:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2026 vs 2025		Nine Months Ended September 30, 2026 vs 2025
In millions, except percentages	2026	2025	2026	2025	$	%	$	%
Revenues:
Premiums	$11	$11	$34	$34	$—	—%	$—	—%
Services	2	2	6	6	—	—%	—	—%
Net investment income	192	120	438	322	72	60.0%	116	36.0%
Total revenues	205	133	478	362	72	54.1%	116	32.0%
Health care costs	45	47	135	133	(2)	(4.3)%	2	1.5%
Operating expenses	800	861	2,092	1,854	(61)	(7.1)%	238	12.8%
Operating loss	(640)	(775)	(1,749)	(1,625)	135	17.4%	(124)	(7.6)%
Adjusted operating loss (1)	(459)	(383)	(1,513)	(1,126)	(76)	(19.8)%	(387)	(34.4)%
_____________________________________________
(1)See “Segment Analysis” above in this report for a reconciliation of Corporate/Other segment operating loss (GAAP measure) to adjusted operating loss, which represents the Company’s principal measure of segment performance.

Commentary - Three Months Ended September 30, 2026 vs. 2025

Revenues
•Revenues primarily relate to products for which the Company no longer solicits or accepts new customers, such as large case pensions and long-term care insurance products.
•Total revenues increased $72 million, or 54.1%, in the three months ended September 30, 2026 compared to the prior year driven by an increase in net investment income, reflecting net realized capital gains in the three months ended September 30, 2026 compared to net realized capital losses in the prior year.

Adjusted operating loss
•Adjusted operating loss increased $76 million, or 19.8%, in the three months ended September 30, 2026 compared to the prior year primarily driven by increased business investments.

Commentary - Nine Months Ended September 30, 2026 vs. 2025

Revenues
•Total revenues increased $116 million, or 32.0%, in the nine months ended September 30, 2026 compared to the prior year driven by an increase in net investment income, reflecting lower net realized capital losses and increased income from private equity and equity fund investments in the nine months ended September 30, 2026.

Adjusted operating loss
•Adjusted operating loss increased $387 million, or 34.4%, in the nine months ended September 30, 2026 compared to the prior year primarily driven by the retroactive effect of a change in a state law related to non-income taxes and increased business investments.

Liquidity and Capital Resources

Cash Flows

The Company maintains a level of liquidity sufficient to allow it to meet its cash needs in the short-term. Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. The Company continuously assesses its regulatory capital requirements, working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions. The Company believes its operating cash flows, commercial paper program, credit facilities, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives. As of September 30, 2026, the Company had approximately $11.7 billion in cash and cash equivalents, approximately $5.9 billion of which was held by the parent company or nonrestricted subsidiaries.

The net change in cash, cash equivalents and restricted cash during the nine months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended September 30,		Change
In millions, except percentages	2026	2025	$	%
Net cash provided by operating activities	$15,318	$7,249	$8,069	111.3%
Net cash used in investing activities	(5,545)	(3,873)	(1,672)	(43.2)%
Net cash used in financing activities	(6,537)	(2,908)	(3,629)	(124.8)%
Net increase in cash, cash equivalents and restricted cash	$3,236	$468	$2,768	591.5%

Commentary

•Net cash provided by operating activities increased by $8.1 billion in the nine months ended September 30, 2026 compared to the prior year. The increase was primarily due to the timing of receipts and payments and improved operating performance in the Health Care Benefits segment in the nine months ended September 30, 2026.
•Net cash used in investing activities increased by $1.7 billion in the nine months ended September 30, 2026 compared to the prior year. The increase was primarily due to higher net purchases of investments in the nine months ended September 30, 2026.
•Net cash used in financing activities increased by $3.6 billion in the nine months ended September 30, 2026 compared to the prior year primarily due to the absence of proceeds from the issuance of long-term senior notes in the nine months ended September 30, 2025.

Short-term Borrowings

Commercial Paper and Back-up Credit Facilities
The Company did not have any commercial paper outstanding as of September 30, 2026. In connection with its commercial paper program, the Company maintains three $2.5 billion, five-year unsecured back-up revolving credit facilities, which expire in May 2029, 2030 and 2031. The credit facilities allow for borrowings at various rates that are dependent, in part, on the Company’s public debt ratings and require the Company to pay a weighted average quarterly facility fee of approximately 0.03%, regardless of usage. As of September 30, 2026, there were no borrowings outstanding under any of the Company’s back-up credit facilities.

Federal Home Loan Bank of Boston (“FHLBB”)
A subsidiary of the Company is a member of the FHLBB. As a member, the subsidiary has the ability to obtain cash advances, subject to certain minimum collateral requirements. The maximum borrowing capacity available from the FHLBB as of September 30, 2026 was approximately $1.4 billion. As of September 30, 2026, there were no outstanding advances from the FHLBB.

Debt Covenants

The Company’s back-up revolving credit facilities and unsecured senior notes contain customary restrictive financial and operating covenants. These covenants do not include an acceleration of the Company’s debt maturities in the event of a downgrade in the Company’s credit ratings. The Company does not believe the restrictions contained in these covenants materially affect its financial or operating flexibility. As of September 30, 2026, the Company was in compliance with all of its debt covenants.

Debt Ratings

As of September 30, 2026, the Company’s long-term debt was rated “BBB” by Fitch Ratings, Inc. (“Fitch”), “Baa3” by Moody’s Ratings (“Moody’s”) and “BBB” by Standard & Poor’s Financial Services LLC (“S&P”), and its commercial paper program was rated “F2” by Fitch, “P-3” by Moody’s and “A-2” by S&P. The outlook on the Company’s long-term debt is “Negative” by Fitch and “Stable” by S&P. In August 2026, Moody’s changed its outlook on the Company’s long-term debt from “Stable” to “Positive”. In assessing the Company’s credit strength, the Company believes that Fitch, Moody’s and S&P considered, among other things, the Company’s capital structure and financial policies, as well as its consolidated balance sheet, its historical acquisition activity and other financial information, including the Company’s expectations for future earnings and cash flows. Although the Company currently believes its long-term debt ratings will remain investment grade, it cannot predict the future actions of Fitch, Moody’s and/or S&P. The Company’s debt ratings have a direct impact on its future borrowing costs, access to capital markets and new store operating lease costs.

Share Repurchase Programs

The following share repurchase programs have been authorized by CVS Health Corporation’s Board of Directors (the “Board”):

In billions Authorization Date	Authorized	Remaining as of September 30, 2026
November 17, 2022 (“2022 Repurchase Program”)	$10.0	$10.0
December 9, 2021 (“2021 Repurchase Program”)	10.0	1.5

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

During the nine months ended September 30, 2026 and 2025, the Company did not repurchase any shares of its common stock.

Dividends

The quarterly cash dividend declared by the Board was $0.665 per share in both the three months ended September 30, 2026 and 2025. Cash dividends declared by the Board were $1.995 per share in both the nine months ended September 30, 2026 and 2025. CVS Health Corporation has paid cash dividends every quarter since becoming a public company. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

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

All statements addressing the future operating performance of CVS Health or any segment or any subsidiary and/or future events or developments, including, but not limited to, statements relating to the Company’s investment portfolio, operating results, cash flows and/or financial condition, statements relating to corporate strategy, statements relating to future revenue, operating income or adjusted operating income, earnings per share or adjusted earnings per share, Health Care Benefits segment business, sales results and/or trends, medical cost trends, medical membership, Medicare Part D membership, medical benefit ratios and/or operations, Health Services segment business, sales results and/or trends and/or operations, Pharmacy & Consumer Wellness segment business, sales results and/or trends and/or operations, incremental investment spending, interest expense, effective tax rate, weighted-average share count, cash flow from operations, net capital expenditures, cash available for debt repayment, statements regarding the Company’s proposed separation into two independent, publicly traded companies, statements related to possible, proposed, pending or completed acquisitions, joint ventures, investments or combinations that involve, among other things, the timing or likelihood of receipt of regulatory approvals, the timing of completion, integration synergies, net synergies and integration risks and other costs, enterprise modernization, transformation, leverage ratio, cash available for enhancing shareholder value, inventory reduction, turn rate and/or loss rate, debt ratings and actions taken by ratings agencies, the Company’s ability to attract or retain customers and clients, store development and/or relocations, new product development, and the impact of industry and regulatory developments, as well as statements expressing optimism or pessimism about future operating results or events, are forward-looking statements within the meaning of the Reform Act.

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

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a‑15(f) and 15d‑15(f)) as of September 30, 2026, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Form 10-Q Table of Contents
Part II.Other Information

Item 1.Legal Proceedings

The information contained in Note 8 ‘‘Commitments and Contingencies’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.Risk Factors

The following information supplements the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 10-K”) and should be read in conjunction with the risk factors disclosed in the 2025 10-K. If any of these risks or uncertainties develops into actual events or if the circumstances described in these risks or uncertainties occur or continue to occur (in each case as supplemented below), those events or circumstances could have a material adverse effect on the Company’s businesses, operating results, cash flows, financial condition and/or stock price, among other effects on the Company.

CVS Health is subject to risks related to its intention to separate into two independent, publicly traded companies.

On November 4, 2026, CVS Health announced its intention to separate into two independent, publicly traded companies in a transaction that is intended to be tax-free to CVS Health and its shareholders for U.S. federal income tax purposes. The planned separation will create two companies: a healthcare solutions company comprising Aetna, CVS Caremark, CVS Specialty, Oak Street Health and Signify Health, and a retail pharmacy and community healthcare company comprising retail pharmacy, mail pharmacy, MinuteClinic (including virtual care), and the Health100 technology services business. The healthcare solutions company, in the interim, will be referred to as CVS Health. The retail pharmacy and community healthcare company will be named CVS Pharmacy. The separation is expected to be completed in the first half of 2028, subject to customary conditions, including, among others, final approval by the CVS Health Board of Directors, effectiveness of a Form 10 registration statement filed with the SEC and receipt of customary confirmation that the separation is expected to be tax-free to CVS Health and its shareholders.

Executing the proposed separation will require significant time and attention from CVS Health’s senior management and employees, which could disrupt CVS Health’s ongoing business and adversely affect financial results and results of operations. The proposed separation is also complex, and completion of the proposed separation and the timing of its completion will be subject to a number of factors and conditions, including the readiness of the new company to operate as an independent public company and finalization of the capital structure of the new company. Unanticipated developments could delay, prevent or otherwise adversely affect the proposed separation, including, but not limited to, disruptions in general or financial market conditions, material adverse changes in business or industry conditions, the possibility that closing conditions for the separation may not be satisfied or waived, the risk that any consents or approvals required in connection with the separation may not be received, the possibility that the separation may not qualify for the expected tax treatment, and the risk that the separation may be more difficult, time-consuming or costly than expected. There can be no assurances that CVS Health will be able to complete the proposed separation on the terms or on the timeline that was announced, if at all, or that dis-synergy costs, costs of restructuring transactions and other costs incurred in connection with the separation will not exceed CVS Health’s estimates. In addition, if the separation is completed, the Company may not be able to achieve the anticipated benefits that are expected to result from the separation within the expected time frame or at all.

Form 10-Q Table of Contents
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares purchased in the three months ended September 30, 2026, the average price paid per share and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the share repurchase programs authorized by CVS Health Corporation’s Board of Directors on November 17, 2022 and December 9, 2021. See Note 5 ‘‘Shareholders’ Equity’’ contained in “Notes to Condensed Consolidated Financial Statements (Unaudited)” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 through July 31, 2026	—	$—	—	$11,500,000,143
August 1, 2026 through August 31, 2026	—	$—	—	$11,500,000,143
September 1, 2026 through September 30, 2026	—	$—	—	$11,500,000,143
	—		—

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of CVS Health Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

INDEX TO EXHIBITS

15	Letter re: unaudited interim financial information

15.1	Letter from Ernst & Young LLP acknowledging awareness of the use of a report dated November 4, 2026 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer.

31.2	Certification by the Chief Financial Officer.

32	Section 1350 Certifications

32.1	Certification by the Chief Executive Officer.

32.2	Certification by the Chief Financial Officer.

101

101
The following materials from the CVS Health Corporation Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026 formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the related Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104

104	Cover Page Interactive Data File - The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

Form 10-Q Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVS HEALTH CORPORATION

Date:	November 4, 2026	By:	/s/ Brian O. Newman
Brian O. Newman
Executive Vice President and Chief Financial Officer